Form 10-Q
period 2006-09-30
LUNA INNOVATIONS INC
filed 2006-11-13
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER 000-52008

LUNA INNOVATIONS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1560050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1703 South Jefferson Street, SW, Suite 400

Roanoke, VA 24016

(Address of Principal Executive Offices)

(540) 769-8400

(Registrant’s Telephone Number, Including Area Code)

10 South Jefferson Street, Suite 130

Roanoke, VA 24011

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

☒  Yes    ☐  No

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

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2006, there were 9,860,664 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22,442,016	$12,514,839
Accounts receivable, net	5,194,447	5,129,911
Refundable income taxes	396,062	514,797
Inventory	681,559	448,475
Other current assets	535,076	227,409

Total current assets	29,249,160	18,835,431
Property and equipment, net	3,831,631	2,972,287
Intangible assets, net	1,425,852	999,544
Deferred offering costs	—	710,018
Deferred tax asset	600,000	600,000
Other assets	13,447	16,550

Total assets	$35,120,090	$24,133,830

Liabilities and stockholders’ equity
Current liabilities
Current portion of capital lease obligation	$91,507	$98,820
Current portion of long-term debt obligation	214,955	—
Accounts payable	1,639,717	3,647,505
Accrued liabilities	2,554,166	1,788,162
Deferred credits	1,076,549	1,458,393

Total current liabilities	5,576,894	6,992,880
Long-term capital lease obligation	50,216	117,134
Long-term debt obligation	5,000,000	5,214,955
Deferred credits	354,418	450,000

Total liabilities	10,981,528	12,774,969

Redeemable Class B common stock, 308,216 shares at December 31, 2005	—	504,984

Stockholders’ equity:
Preferred Stock, par value $0.001, 5,000,000 shares authorized at September 30, 2006, no shares issued and outstanding at September 30, 2006	—	—
Common stock
Common stock, par value $0.001, 100,000,000 and 23,257,094 shares authorized at September 30, 2006 and December 31, 2005, respectively, 9,858,806 shares issued and outstanding at September 30, 2006	9,859	—
Class A voting common stock, par value $0.001, 7,164,463 shares authorized at December 31, 2005, 2,834,814 shares issued and outstanding at December 31, 2005	—	2,835
Class B non-voting common stock, par value $0.001, 13,707,297 shares authorized at December 31, 2005, 734,427 shares issued and outstanding at December 31, 2005	—	734
Class C voting common stock, par value $0.001, 5,656,472 shares authorized at December 31, 2005, 2,131,474 shares issued and outstanding at December 31, 2005	—	2,131
Additional paid-in capital	30,970,277	10,935,049
Accumulated deficit	(6,841,574)	(86,872)

Total stockholders’ equity	24,138,562	10,853,877

Total liabilities and stockholders’ equity	$35,120,090	$24,133,830

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
Contract research revenues	$4,885,854	3,942,195	$12,977,066	$11,111,721
Product and license revenues	1,163,663	—	2,521,403	—

Total revenues	6,049,517	3,942,195	15,498,469	11,111,721
Cost of revenues:
Contract research costs	3,587,280	3,068,372	9,600,404	8,539,567
Product and license costs	520,699		1,194,969	—

Total cost of revenues	4,107,979	3,068,372	10,795,373	8,539,567

Gross Profit	1,941,538	873,823	4,703,096	2,572,154
Operating expense	4,110,926	1,040,235	11,805,277	2,952,666

Operating loss	(2,169,388)	(166,412)	(7,102,181)	(380,512)

Other income (expense)
Other income (expense)	934	(782)	10,331	(92)
Interest income / (expense), net	232,649	(9,893)	345,794	(75,206)

Total other income (expense)	233,583	(10,675)	356,125	(75,298)

Loss before income taxes	(1,935,805)	(177,087)	(6,746,056)	(455,810)
Income tax expense (benefit)	12,829	(126,396)	12,829	(187,273)

Net loss	$(1,948,634)	(50,691)	(6,758,885)	(268,537)

Net loss per share:
Basic	$(0.20)	(0.01)	(0.87)	(0.08)

Diluted	$(0.20)	(0.01)	(0.87)	(0.08)

Weighted average shares:
Basic	9,842,265	3,839,512	7,743,885	3,229,683

Diluted	9,842,265	3,839,512	7,743,885	3,229,683

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
	(unaudited)
Cash flows used in operating activities
Net loss	$(6,758,885)	$(268,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	792,725	355,026
Deferred income taxes	—	(4,358)
Share-based compensation	1,164,709	137,829
Change in assets and liabilities:
Accounts receivable	(64,536)	(509,743)
Refundable income taxes	118,735	570,162
Other assets	(524,201)	(406,035)
Accounts payable and accrued expenses	(545,211)	(175,595)
Deferred revenues	(477,426)	(154,341)

Net cash used in operating activities	(6,294,090)	(455,592)

Cash flows used in investing activities
Acquisition of property and equipment	(1,377,466)	(452,762)
Intangible property costs	(282,840)	(159,749)
Net cash from acquisition of Luna Technologies	—	33,713
Capitalized software development costs	—	(14,468)

Net cash used in investing activities	(1,660,306)	(593,266)

Cash flows from financing activities
Payments on capital lease obligations	(74,229)	(73,343)
Proceeds from the issuance of common stock, net	17,866,241	7,000,000
Proceeds from the exercise of options and warrants	89,561	76,575

Net cash from financing activities	17,881,573	7,003,232

Net change in cash	9,927,177	5,954,374
Cash—beginning of period	12,514,839	609,636

Cash—end of period	$22,442,016	$6,564,010

Supplemental disclosure of cash flow information
Cash paid for interest	$30,690	$72,151
Cash paid for income taxes	$12,829	$25,927
Property and equipment financed by capital leases	$—	$11,700

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals, considered necessary to present fairly our financial position at September 30, 2006 and results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005. The results of the operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Net Loss Per Share

We compute net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic per share data is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common shareholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

Per share amounts for all periods presented in this report have been adjusted to reflect the 1-for-1.7691911 reverse stock split of our common stock effected on May 23, 2006. All applicable share and per share amounts in the financial statements give pro forma effect to such split. The following information presents the pro forma effect of such split on basic and diluted net loss per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(1,948,634)	$(50,691)	$(6,758,885)	$(268,537)
Weighted average shares—basic	9,842,265	3,839,512	7,743,885	3,229,683
Dilutive effect of common stock equivalents: Shares issued upon the exercise of stock options and warrants	—	—	—	—

Weighted averages shares—diluted	9,842,265	3,839,512	7,743,885	3,229,683

Net loss per share—basic	$(0.20)	$(0.01)	$(0.87)	$(0.08)

Net loss per share—diluted	$(0.20)	$(0.01)	$(0.87)	$(0.08)

The effect of 3,800,510 and 2,813,097 common stock equivalents are ignored for the three months ended September 30, 2006 and 2005, as they are antidilutive to earnings per share. The effect of 3,842,338 and 2,589,076 common stock equivalents are ignored for the nine months ended September 30, 2006 and 2005, as they are antidilutive to earnings per share. In addition, the conversion of the $5.0 million in senior convertible promissory notes would have been antidilutive for such periods.

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

The adoption of SFAS No. 123R has increased the net loss by approximately $440 thousand and $535 thousand for the three and nine months ended September 30, 2006, as compared to what our net loss would have been if we had continued to account for share-based compensation under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25).

For the periods prior to 2006, we accounted for share-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB No. 25, and related amendments and interpretations. We complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, which requires fair value recognition for employee stock-based compensation. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18.

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

Had compensation expense been measured under the fair value method prescribed by SFAS No. 123, our pro forma net loss, and pro forma net loss per share would have been as follows:

	Three Months ended September 30, 2005	Nine months ended September 30, 2005
Net loss:
As reported	$(50,691)	$(268,537)
Add—share-based employee compensation expense in reported net loss, net of related tax effects	62,785	134,131
Deduct—total share-based employee compensation expense determined under Black-Scholes method for all awards, net of related tax effects	(100,227)	(328,981)

Pro forma net loss	$(88,133)	$(463,387)

Basic net loss per common share:
As reported	$(0.01)	$(0.08)
Pro forma	$(0.02)	$(0.14)
Diluted net loss per common share:
As reported	$(0.01)	$(0.08)
Pro forma	$(0.02)	$(0.14)

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months ended September 30, 2006	Nine months ended September 30, 2006
Risk-free interest rate range	4.77%	4.55% – 5.20%
Expected life of option—range of years	7.5	7.0 – 7.5
Expected stock price volatility	64%	64%
Expected dividend yield	—	—

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

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
		Range
Balance, December 31, 2005	3,975,555	$0.35 - $1.77	$0.65	3,962,864	1,519,397	$0.35	1,975,216
Granted	981,946	$1.77	$1.77
Exercised	(128,633)	$0.35	$0.35
Canceled	(16,501)	$0.35	$0.35
Balance, March 31, 2006	4,812,367	$0.35 - $1.77	$0.89	39,028,605	1,505,850	$0.35	13,025,603
Granted	186,685	$6.00 - $7.08	$6.31
Exercised	(94,712)	$0.35	$0.35
Canceled	(17,211)	$0.35 - $1.77	$0.61
Balance, June 30, 2006	4,887,129	$0.35 - $7.08	$1.11	23,899,988	1,754,088	$0.35	9,910,597
Granted	189,750	$5.47	$5.47
Exercised	(29,768)	$0.35	$0.35
Canceled	(48,436)	$0.35 - $1.77	$0.81
Balance, September 30, 2006	4,998,675	$0.35 - $7.08	$1.28	12,771,610	2,045,215	$0.49	6,503,784

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The aggregate intrinsic value is based on the price of $9.00, $6.00, and $3.67 for the Company’s stock on March 31, 2006, June 30, 2006, and September 30, 2006, respectively. The price on June 30, 2006 and September 30, 2006 represent the closing price of the Company’s Common Stock on the NASD Global Market on the respective dates.

At September 30, 2006, our 5.0 million outstanding stock options (including fully vested options and options that are expected to vest) had a weighted average remaining contractual term of 8.4 years, and our 2.0 million outstanding and exercisable stock options had a weighted average remaining contractual term of 7.7 years.

For the three and nine months ended September 30, 2006, we recognized $403,427 and $1,164,709 in share-based payment expense. We will recognize approximately $5,616,000 over the remaining requisite service period.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax to be applicable to the full fiscal year. A deferred tax asset of $600,000 was recorded at December 31, 2005, and September 30, 2006, based upon management’s assessment that more likely than not the benefit will be realized in future periods.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for the fiscal year beginning January 1, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 157 on its future consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal year ending December 31, 2006.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes . FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

2.	Line of Credit

There were no outstanding balances on our $2.5 million line of credit with First National Bank (FNB) at September 30, 2006 and at December 31, 2005, and no borrowings during the nine month period ended September 30, 2006. In May 2006, we obtained a modification to allow a $1.0 million sub-limit under the line of credit for the issuance of letters of credit, and FNB issued a $719,500 letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, in conjunction with the execution of an office lease.

The covenants under this line of credit agreement are reviewed annually at December 31. At December 31, 2005, we were not in compliance with the minimum interest coverage covenant. We requested and received a waiver from FNB for fiscal 2005.

3.	Initial Public Offering and Capital Structure

On May 23, 2006, we effected a 1-for-1.7691911 reverse stock split of our common stock in anticipation of our initial public offering. In connection with our June 2, 2006 initial public offering, we sold 3,500,000 shares of common stock at $6.00 per share resulting in gross proceeds of $21.0 million. In connection with this offering, we paid $1.47 million in underwriting discounts and commissions and incurred estimated other offering expenses of approximately $1.66 million. The net proceeds from the offering were approximately $17.87 million.

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

For the nine months ended September 30, 2006, our capital structure changed as follows:

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	Shares	$
Balances, December 31, 2005	2,834,814	$2,835	734,429	$734	2,131,474	$2,131	—	$—	$10,935,049
Exercise of stock options	—	—	139,049	139	—	—	114,071	114	89,310
Issuance of warrants and options in connection with Luna Technologies acquisition	—	—	—	—	—	—	—	—	418,073
Share-based payment expense	—	—	—	—	—	—	—	—	1,164,709
Initial Public Offering, net of costs	—	—	—	—	—	—	3,500,000	3,500	17,862,741
Carilion anti-dilution shares	—	—	—	—	—	—	96,724	97	(97)
Conversion of Class A, Class B, and Class C Common Stock to Common Stock	(2,834,814)	(2,835)	(873,478)	(873)	(2,131,474)	(2,131)	5,839,766	5,839	—
Conversion of Redeemable Class B Common Stock to Common Stock	—	—	—	—	—	—	308,216	308	504,676
Rounding of Fractional Shares and par value effect of Stock Split	—	—	—	—	—	—	29	1	(4,184)

Balances, September 30, 2006	—	$—	—	$—	—	$—	9,858,806	$9,859	$30,970,277

4.	Operating Segments

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

The Chief Executive Officer and his direct reports collectively represent our chief operating decision makers, and they evaluate segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements presented in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2006).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Contract Research Revenue from External Customers	$4,885,854	$3,942,195	$12,977,066	$11,111,721
Product and License Revenue from External Customers	1,163,663	—	2,521,403	—

Total Revenue from External Customers	$6,049,517	$3,942,195	$15,498,469	$11,111,721

Contract Research Operating Loss	$(715,563)	$(166,412)	$(2,629,963)	$(380,512)
Product and License Operating Loss	(1,453,825)	—	(4,472,218)	—

Total Operating Loss	$(2,169,388)	$(166,412)	$(7,102,181)	$(380,512)

Additional segment information is as follows:

	September 30, 2006	December 31, 2005
Total segment assets:
Contract Research	$31,545,230	$21,583,007
Product and License Revenue	3,574,860	2,550,823

Total	$35,120,090	$24,133,830

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 72% and 81% of revenues for the three months ended September 30, 2006 and 2005, and 74% and 64% of revenues for the nine months ended September 30, 2006 and 2005.

International revenues (customers outside of the United States) accounted for 4.0% and 2.8% of total revenues for the three months ended September 30, 2006 and 2005, and 3.5% and 1.3% for the nine months ended September 30, 2006 and 2005.

5.	Contingencies and Guarantees

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations.

The Company has an outstanding letter of credit at September 30, 2006, of $719,500 to the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. This letter of credit expires in 2011.

The Company has an agreement with a supplier to purchase inventory and estimates its noncancellable obligation to approximate $959,400 through October 2007.

The Company leases its facilities in Blacksburg, Charlottesville, Danville, Hampton and Roanoke, Virginia, under non-cancellable operating leases that expire between 2006 and 2013. Certain of the leases are subject to fixed escalations. Future minimum lease payments for the remainder of 2006 and for each of the subsequent four years from 2007 through 2010 approximate $286,000, $1,483,000, $1,350,000, $1,199,000, and $1,178,000, respectively.

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

Overview

We research, develop and commercialize innovative technologies in two primary areas: molecular technology solutions and sensing solutions. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill large and unmet market needs and then take these technologies from the applied research stage through commercialization in our two areas of focus:

•	Molecular Technology Solutions. We develop molecular technology solutions, which are substances and materials with enhanced performance characteristics obtained by harnessing chemical, physical and biological properties of novel combinations of matter. We focus on substances and materials at the molecular level, including nanomaterials, which are materials whose size can be measured in nanometers, or one billionth of a meter. Examples of our product candidates in this area include flame retardants, protective coatings, and materials that can help physicians identify diseased tissues using magnetic resonance imaging, or MRI.

•	Sensing Solutions. We develop integrated sensing solutions, which are products that combine sensors, software and hardware to measure, monitor and control chemical, physical and biological properties. We have particular expertise in optical, acoustic and wireless technologies. Examples of our solutions in this area include medical monitoring products and industrial instrumentation for aerospace, energy generation and distribution, and defense applications.

We have a successful track record in executing our market-driven business model. Since our inception, we have developed products serving various industries including energy, telecommunications, life sciences and defense.

Our annual revenues were $16.5 million in 2005 and $15.5 million during the nine months ended September 30, 2006. We generate revenues through contract research, product sales and license fees. We had net losses of $2.0 million and $6.8 million for the year ended December 31, 2005 and the nine months ended

September 30, 2006, respectively, and we expect to incur significant additional expenses as we expand our business. We also expect losses to continue for the foreseeable future primarily due to increased expenditures related to our nanomaterial and medical device product development efforts.

Historically, our contract research revenues have accounted for a large proportion of our total revenues, and we expect that they will continue to grow and will represent a significant portion of our total revenues for the foreseeable future. Our contract research revenue was $15.4 million in 2005. We generated contract research revenues of $4.9 million and $13.0 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, our Contract Research Group was working on 94 contracts. In addition to these contracts, we regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $24.1 million as of September 30, 2006.

Revenues from product sales currently represent a small proportion of our total revenues, and, historically, we have derived most of these revenues from the sales of our sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. License revenues were significant in 2004 primarily due to the Luna Energy transactions described in our Registration Statement on Form S-1. Although we have been successful in licensing certain technology, we do not expect license revenues to represent a significant portion of future revenues. However, over time we do intend to gradually increase such revenues. For the full year, we expect revenues from product sales to increase because of our acquisition of Luna Technologies, Inc. (“Luna Technologies”) on September 30, 2005. We also expect to increase our investments in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

In June 2005, prior to its acquisition by Luna Innovations, Luna Technologies entered into a Joint Cooperation Agreement with Luna Energy, an independent company which is no longer affiliated with us. Under this agreement, both parties have agreed to cooperate to develop a fiber optic sensing system product and have agreed to contribute materials, intellectual property, personnel and other resources to the development effort. Upon successful completion of product development, Luna Energy will receive a license to certain of Luna Technologies’ intellectual property and will be required beginning in 2007 and continuing through December 31, 2017 to make payments to Luna Technologies with respect to revenues derived from products sold that utilize this intellectual property. As of September 30, 2006, Luna Energy had not yet sold products that would entitle Luna Technologies to royalty payments under this joint cooperation agreement. Luna Technologies had received aggregate development milestone payments of $320 thousand as of that date under this agreement and is entitled to receive additional development milestone payments of up to $105 thousand in the aggregate, subject to the satisfaction of certain conditions. Luna Technologies also has the right to receive royalty payments from sales of products in the future. The license of certain of the intellectual property from Luna Technologies to Luna Energy shall be an exclusive license if Luna Energy makes certain minimum royalty payments of $420 thousand in the aggregate between 2007 and 2017, and shall be a non-exclusive license if Luna Energy fails to make these minimum royalty payments. Since December 2004, we have not held an ownership interest in Luna Energy. Luna Technologies continues to operate as part of our products group.

In connection with becoming a public company in June 2006, we have incurred and will continue to incur significant additional expenses such as audit fees, professional fees, increased directors’ and officers’ insurance premiums, advisory board and board of directors compensation, and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses were not incurred by us in prior periods. We began to incur these expenses during the second half of 2005 and we expect that these expenses will continue to increase. In addition, using the net proceeds from our initial public offering, we have begun to implement our strategy for expansion that have significantly increased our operating expenses and will likely create substantial losses. We incurred consolidated net losses of approximately $2.0 million and $6.8 million for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we will likely continue to incur losses for the foreseeable future, and these losses could be substantial.

Our operating expenses to date for fiscal year 2006 have also increased as a result of the adoption of the provisions of the Financial Accounting Standards Board’s revised Statement of Financial Accounting Standards No. 123 Share-Based Payment (SFAS No. 123R). We recorded stock-based compensation charges of $403 thousand and $1,165 thousand for the three and nine months ended September 30, 2006, respectively. We also expect to record an aggregate stock-based compensation charge for stock options granted through September 30, 2006 of $5.6 million to be recognized over years 2006 through 2011.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from contract research, product sales and license payments. We derive contract research revenues from providing research and development services to third parties, including government entities and corporations, and from achieving milestones established by some of these contracts and collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones specified in the contracts.

Our product revenues reflect amounts that we receive from sales of our products and development fees paid by third-parties to complete development or create customized applications of products that we anticipate will lead to product sales or licensing revenues. Such product revenues currently represent a small but growing portion of our total revenues. Revenues from product sales that require no ongoing obligations are recognized as revenues when the product has shipped to the customer, title has passed and collection is reasonably assured. In transactions where a right-of-return exists, revenues are deferred until acceptance has occurred and the period for the right-of-return has lapsed.

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

Cost of revenues associated with product sales and license revenues consists of license fees for use of certain technologies; product manufacturing costs including all direct material and direct labor costs; amounts paid to our contract manufacturers; manufacturing, shipping and handling; provisions for product warranty; and inventory obsolescence, as well as overhead allocated to these activities. Product manufacturing activity has historically been and continues to be a relatively insignificant element of our cost of revenues due to our relatively low product sales activity in comparison with our other activities, however, we anticipate this element will grow over time as we expand our manufacturing capabilities.

Operating Expense

Operating expense consists of selling, general and administrative expenses, as well as expenses related to research and development, depreciation of fixed assets and amortization of intangible assets. These expenses also include: compensation for employees in executive and operational functions including certain non-cash charges related to expenses from option grants and other equity-based compensation; facilities costs to the extent not allocable to cost of revenues; professional fees; salaries, commissions, travel expense and related benefits of personnel engaged in sales, product management and marketing activities; costs of marketing programs and promotional materials; salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Contract Research Group; product development activities not covered by contracted research; and overhead costs related to these activities.

We anticipate our operating expenses will continue to increase over time due to dedication of resources to product development and increased administrative costs for insurance, professional fees, external reporting requirements, Sarbanes-Oxley compliance and investor relations activities associated with operating as a public company. These increases will also include the hiring of additional personnel.

Interest Income / Expense, Net

Interest expense historically related primarily to interest we paid under our senior secured revolving credit facility. As of September 30, 2006, there was no amount outstanding on our credit facility, and we do not expect to draw on that facility in the near term. Beginning December 2005, interest expense also included interest accrued on the outstanding aggregate principal of the senior convertible promissory notes issued to Carilion Health System on December 30, 2005.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

Total revenues increased 53% to $6.0 million for the three months ended September 30, 2006, from $3.9 million for the three months ended September 30, 2005. The increase was due in part to increased product sales related to our Luna Technologies Division, which was not acquired until September 30, 2005 and thus was not yet reflected in the results of our consolidated operations for the third quarter of 2005. Our acquisition of Luna Technologies and the subsequent product sales by that division are key elements of our strategic transition towards our goal of increased product sales revenues. We generated approximately $1.2 million in product sales in the third quarter of 2006 as compared with no such product sales revenues in the third quarter of 2005.

Growth in our contract research revenues also contributed to our overall growth in revenues for the third quarter of 2006 as compared with the third quarter of 2005. Contract research revenues increased 24% to $4.9 million for the three months ended September 30, 2006 from $3.9 million for the same period in 2005. This increase was primarily a result of a continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel. The increase was driven in part by application of proceeds from the Carilion financing activities in the second half of 2005, which enabled us to devote more resources to pursuing contract awards.

Cost of Revenues

Cost of revenues increased 34% to $4.1 million for the three months ended September 30, 2006 from $3.1 million for the three months ended September 30, 2005. This increase was consistent with our overall increase in revenues. The main component of this overall increase was the inclusion of product sales costs due to the operations of our Luna Technologies Division during the third quarter of 2006; these costs were not previously a component of our operations in the third quarter of 2005. New product sales costs accounted for approximately $521 thousand, or approximately half, of the overall increase in costs of revenues.

Contract research costs increased 17% to $3.6 million for the three months ended September 30, 2006 from $3.1 million in the same period in 2005. This increase was lower than the increase in our contract research revenues due in part to a higher direct labor utilization.

With the inclusion of product sales in the third quarter of 2006, our overall gross margin improved significantly as compared with the third quarter of 2005. Our overall gross margin during the three months ended September 30, 2006 was 32% compared to 22% during the same period in 2005. During the three months ended September 30, 2006, contract research activity returned a gross margin of approximately 27% compared to 22% in the same period of 2005. Product sales activity returned a higher gross margin of 55% for the three months ended September 30, 2006. One of our objectives in seeking greater relative product sales is based on the goal of achieving higher margins to improve our overall profitability.

Operating Expense

Operating expense increased 295% to $4.1 million for the three months ended September 30, 2006 from $1.0 million for the corresponding quarter in 2005. Much of the increase in the third quarter of 2006 as compared to the same period in 2005 was due to significant indirect expenses in connection with implementing our business plan relating to commercializing new products and increasing our product sales capabilities, as well as the costs associated with becoming a public company. Consistent with our strategy of building a growing portfolio of businesses and products, we were and are actively hiring additional staff with related recruitment and relocation charges, incurring legal and professional fees and implementing various internal changes to prepare and to strengthen our existing infrastructure and management resources as a result of becoming a public company. With the completion of our financing with Carilion Health System in December 2005, we gained the necessary resources to begin implementing many of these important changes to our business. We expect that our operating expenses will remain at these increased levels in the coming months due to our continued growth and development as well as the indirect costs of our initial public offering and compliance with the various regulatory requirements associated with being a public company.

Another factor in the increase in our operating expense between the third quarter of 2006 and the third quarter in 2005 was our adoption of SFAS No. 123R, which required us to record expense related to the fair value of unvested option grants. We recorded share-based compensation expense of approximately $403 thousand during the three months ended September 30, 2006.

Other Income (Expense)

Net interest income (expense) increased from a net expense during the three months ended September 30, 2005 to net income during the same period in 2006. Nearly all of the interest expense during the three months ended September 30, 2006, was incurred on our senior convertible promissory notes issued to Carilion Health System on December 30, 2005, which were not previously outstanding during the third quarter of 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the three month period ended September 30, 2006, interest expense on such notes was approximately $75 thousand. At the same time, the proceeds from the issuance of the senior convertible promissory notes and the proceeds from the sale of our Class C Common Stock received at the beginning of the first quarter in 2006 continued to provide a cash surplus for us. Additionally, the net proceeds of $17.87 million from the initial public offering were received in the first week of June 2006. The proceeds from these financing transactions resulted in our holding significantly greater interest-bearing balances in the three months ended September 30, 2006, than during the same period in 2005. Interest income for the three months ended September 30, 2006, totaled $318 thousand. Finally, during the third quarter of 2006, we did not have an outstanding balance on our $2.5 million line of credit. As such, we did not incur interest expense on that line of credit in 2006 compared to interest expense of $23 thousand incurred in the third quarter of 2005. We do not anticipate a need to draw on that line of credit in the near term given the funds raised from our August and December 2005 financing with Carilion Health System and from our initial public offering in June 2006.

Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005

Revenues

Total revenues increased 39% to $15.5 million for the nine months ended September 30, 2006 from $11.1 million for the nine months ended September 30, 2005. The increase was due in part to increased product sales related to our Luna Technologies Division, which was not acquired until September 30, 2005 and thus was not yet reflected in the results of our consolidated operations for the first, second and third quarters of 2005. Our acquisition of Luna Technologies and the subsequent product sales by that division is a key element of our strategic transition towards our goal of increased product sales revenues. We generated approximately $2.5 million in product sales in the first nine months of 2006 as compared with no such product sales revenues in the same period of 2005.

Growth in our contract research revenues also contributed to our overall growth in revenues for the first nine months of 2006 as compared with the same period of 2005. Contract research revenues increased 17% to $13.0 million for the nine months ended September 30, 2006, from $11.1 million for the same period in 2005. This increase was primarily a result of a continued strong success rate in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel. The increase in the success rate was driven in part by application of proceeds from the Carilion financings in the second half of 2005, which enabled us to devote more resources to pursuing new contracts.

Cost of Revenues

Cost of revenues increased 26% to $10.8 million for the nine months ended September 30, 2006 from $8.5 million for the nine months ended September 30, 2005. This increase was consistent with our overall increase in revenues and our product mix. The main component of this overall increase was the inclusion of product sales costs due to the operations of our Luna Technologies Division during the first nine months of 2006 resulting from our acquisition of Luna Technologies in September, 2005. New product sales costs accounted for approximately $1.2 million, or more than half, of the overall increase in costs of revenues.

Contract research costs increased 12% to $9.6 million for the nine months ended September 30, 2006 from $8.5 million in the same period in 2005. This increase was consistent with the overall increase in contract research revenues.

With the inclusion of product sales in the first nine months of 2006, our overall gross margin improved as compared with the first nine months of 2005. Our overall gross margin during the nine months ended September 30, 2006 was 30% compared to 23% during the same period in 2005. During the nine months ended September 30, 2006, contract research activity returned a gross margin of approximately 26% compared to 23% in the first nine months of 2005. Product sales activity returned a higher gross margin of 53% during the nine months ended September 30, 2006. Our objective of seeking greater relative product sales is based on the goal of achieving higher margins to improve our overall profitability.

Operating Expense

Operating expense increased 300% to $11.8 million for the nine months ended September 30, 2006 from $3.0 million for the corresponding period of 2005. Much of the increase in the first nine months of 2006 as compared to the same period in 2005 was due to significant indirect expenses in connection with implementing our business plan relating to increasing our product portfolio and product sales capabilities, as well as costs associated with becoming a public company. Consistent with our strategy of building a growing portfolio of businesses and products, we were and are actively hiring additional staff with related recruitment and relocation charges, incurring legal and professional fees and implementing various internal changes to prepare and to strengthen our existing infrastructure and management resources during and after our transition to being a public company. With the completion of our financing with Carilion Health System in December 2005, we gained the necessary resources to begin implementing many of these important changes to our business. We expect that our operating expenses will remain at these increased levels in the coming months due to our continued growth and development as well as the costs of compliance with the various regulatory requirements of being a public company.

Another factor in the increase in our operating expense for the nine months ended September 30, 2006 compared to the same period in 2005 was our adoption of SFAS No. 123R, which required us to record expense related to the fair value of unvested option grants. We recorded share-based compensation expense of approximately $1.2 million during the nine months ended September 30, 2006.

Other Income (Expense)

Net interest income (expense) increased from a net expense during the nine months ended September 30, 2005 to net income during the same period in 2005. Nearly all of the interest expense during the nine months ended September 30, 2006 was incurred on our senior convertible promissory notes issued to Carilion Health

System on December 30, 2005 which were not previously outstanding during the first nine months of 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the nine month period ended September 30, 2006, interest expense on such notes was approximately $225 thousand. At the same time, the proceeds from the issuance of the senior convertible promissory notes and the proceeds from the sale of our Class C Common Stock received at the beginning of the first quarter in 2006 continued to provide a cash surplus for us. Additionally, the proceeds of the initial public offering were received in the first week of June. The proceeds from these financing transactions resulted in our holding significantly greater interest-bearing balances in the nine months ended September 30, 2006, compared to the same period in 2005. Interest income for the nine months ended September 30, 2006, totaled $612 thousand. Finally, during the first nine months of 2006, we did not have an outstanding balance on our $2.5 million line of credit. As such, we did not incur interest expense on that line of credit in 2006 as compared to interest expense of $67 thousand incurred in 2005. We do not anticipate the need to draw on that line of credit in the near term given the funds raised from our August and December 2005 financing rounds with Carilion Health System and our initial public offering.

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

We have a $2.5 million senior secured revolving credit facility with First National Bank that is collateralized by a security interest in substantially all of our assets. The interest rate on borrowings under our secured revolving credit facility is equal to the prime rate, limited to no less than 6.0% and no greater than 10.0% per annum, with interest payable monthly. This agreement was modified in May 2006, to allow a $1.0 million sub-limit for letters of credit and to extend the expiration date to November 30, 2006. Under the terms of the senior secured revolving credit facility, the outstanding principal is payable in full on demand or at maturity on November 30, 2006. The senior secured revolving credit facility contains covenants which require us to maintain $1.0 to $2.0 million in liquidity depending on our outstanding balance. Additionally, without First National Bank’s prior approval, we may not make a direct loan to an affiliate or subsidiary of ours exceeding $500 thousand annually, guaranty the debt of our affiliate or subsidiary or incur debt in excess of $200 thousand other than First National Bank debt annually. Finally, we are obligated to continue to provide First National Bank an assignment of life insurance in a minimum amount of $1.0 million on the life of Kent A. Murphy, covering all of our indebtedness to First National Bank. As of December 31, 2005, we had repaid the outstanding balance on our secured revolving credit facility, and we do not anticipate the need to draw on that line of credit in the near term given the funds raised from our August and December 2005 financing rounds with Carilion Health System as well as the proceeds from our initial public offering. With the exception of our obligations under the senior convertible promissory notes, the senior secured revolving credit facility and our capital lease, we have no other debt outstanding.

On June 2, 2006, the effective date of our initial public offering, we sold 3,500,000 shares of common stock at $6.00 per share resulting in gross proceeds of $21.0 million. In connection with this offering, we paid $1.47 million in underwriting discounts and commissions and incurred other offering expenses of approximately $1.66 million. The net proceeds from the offering were approximately $17.87 million.

Discussion of Cash Flows

Recent Activity

During the nine months ended September 30, 2006, we used approximately $6.3 million of net cash from operations. This was a substantial change over the activity in the corresponding nine months of 2005. Most of this change was due to the addition of operations from the Luna Technologies Division, which was not reflected in the cash flows from operations in the first nine months of 2005, and the general increase in cash outflows that resulted from our expenditures increase to achieve a greater relative amount of product sales, fund new product development activities, and our preparation to become a public company.

Cash used in investing activities for the nine months ended September 30, 2006, related primarily to the purchase of property and equipment and legal fees associated with securing patent rights to certain technology. Our overall cash used in investing activities was $1.7 million representing an increase of $1.1 million in the first nine months of 2006 as compared with the first nine months of 2005 due primarily to capital expenditures to support our increase in personnel and test equipment requirements. In future months, we expect an increase in net cash used in investing activities as we now have the necessary resources to begin and complete a number of longer-term investments in our growth.

Cash flows from financing activities for the nine months ended September 30, 2006, increased significantly compared to the first nine months of 2005 due to the net proceeds of $17.9 million from our initial public offering. As a result of our increased cash position through the initial public offering and our Carilion financing at the end of 2005, we did not need to draw additional financing from our line of credit or other sources in the first nine months of 2006 as we had previously done in the first nine months of 2005.

At September 30, 2006, total cash and cash equivalents were approximately $22.4 million. We believe that our current cash on hand and cash available under our line of credit agreement will be sufficient to fund operations for the next 12 months.

Summary of Contractual Obligations

We lease our facilities in Blacksburg, Charlottesville, Danville, Hampton, McLean and Roanoke, Virginia under operating leases that expire on various dates through December 2013 or under a month-to-month arrangement. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

We also lease certain computer equipment and software under capital lease agreements that expire through January 2010. The assets subject to these obligations are included in property and equipment on our consolidated balance sheet.

Our Luna Technologies Division has an agreement with a supplier to purchase tunable lasers and estimates its noncancellable obligation to be approximately $959 thousand through 2007.

In March 2004, we received a grant of $900 thousand from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009. As of September 25, 2006, we had not fully met the capital expenditures and job milestones under this agreement, and, as a result, we may be obligated to repay the City of Danville a portion of the $900 thousand in funds based on a formula of the pro rata shortfall of such expenditures and jobs falling below such required levels. Because of the failure to meet these milestones and the continuing obligation to maintain our investment and employees at this location through March 25, 2009, we currently have classified the full amount of the grant as a liability on our balance sheet in anticipation of potentially returning the funds.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. As of September 30, 2006, we had $22.3 million deposited in cash and cash equivalents bearing a weighted-average interest rate of 4.8%.

Foreign Currency Exchange Rate Risk

Our product sales to foreign customers are denominated in U.S. dollars and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Within the past nine months, we have hired a new Chief Financial Officer, a Chief Accounting Officer as well as an additional senior accountant. These individuals have prior experience with external financial reporting in a public company environment and should improve our ability to prepare timely consolidated financial statements as well as to address more complex accounting matters, such as business combinations and share-based payments.

We also intend to continue to establish new and enhanced systems of internal control that we believe will be necessary to allow management to report on, and our independent auditors to attest to, our internal controls. To improve the timeliness of our financial reporting, we instituted a detailed closing schedule to enhance overall completeness and quality of our reporting. The closing schedule was first implemented in March 2006 and provides guidance on routine processes, such as procedures for handling key account reconciliations, month end cutoff procedures for accounts payable and accrued expenses as well as cutoff procedures for revenue and related receivables. The documentation will be expanded in later periods to provide detailed guidance of our entire closing process including preparation of interim and year-end consolidated financial statements and related notes.

We have also taken measures to improve our cutoff and accrual procedures. Specifically, during the past nine months we have implemented a process to improve our estimation of subcontractor expenses to ensure completeness of our direct costs and related revenue. We will continue to review this process to monitor the sufficiency of such policies and procedures.

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

In July 2005, we received a letter from legal counsel retained by a former employee and consultant that such law firm is investigating whether such former employee has any claims against us, including breaches of contract, fiduciary duty, implied covenants of good faith and fair dealing as well as potential violations of minority stockholder rights that such former employee may have as a stockholder in one of our subsidiaries. On May 30, 2006, we were served process of a complaint filed by the former employee in the Circuit Court for the City of Roanoke, Virginia, alleging that we breached our consulting contract with the former employee, and that we are indebted to the former employee in an unspecified amount of at least $100 thousand. We have answered the complaint and intend to defend the company vigorously in this matter. While we believe the former employee’s claims are without merit, counsel for such former employee has indicated that it may file additional claims against us. We cannot predict whether such former employee will file additional litigation against us or our subsidiaries or the ultimate outcome of any such litigation.

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

While historically we have developed and commercialized only a few products at a time, we plan to grow by developing and commercializing multiple products concurrently across many industries, technologies and markets. Our ability to grow by developing and commercializing multiple products simultaneously requires that we manage a diverse range of projects, and expand our personnel resources. Our inability to do any of these could prevent us from successfully implementing our growth strategy, and our revenues and profits could be adversely affected.

To advance the development of multiple promising potential products concurrently, we need to manage effectively the logistics of maintaining the requisite corporate, operational, administrative and financing functions for each of these product opportunities. Potentially expanding our operations into new geographic areas and relying on multiple facilities to develop and manufacture different products concurrently pose additional challenges. We have little experience in managing these functions simultaneously for multiple projects in development or in building new infrastructure and integrating the operations of various facilities. If we cannot manage this process successfully, we may be subject to operating difficulties, additional expenditures and limited revenue growth.

We need to expand our personnel resources to grow our business effectively. We believe that sustained growth at a higher rate will place a strain on our management, as well as on our other human resources. To manage this growth, we must continue to attract and retain qualified management, professional, scientific and technical and operating personnel. During the quarter ended September 30, 2006, the labor market, particularly for highly-specialized scientists and engineers remained tight. If we are unable to recruit a sufficient number of qualified personnel, we may be unable to staff and manage projects adequately, which may slow the rate of growth of our contract research revenue or our product development efforts.

We have incurred recent losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses which may be significant.

We incurred consolidated net losses of approximately $2.0 million and $6.8 million for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

The success of our business model depends on our ability to identify correctly market needs for new technologies. We intend to identify new market needs, but we may not always have success in doing so, in part, because our contract research largely centers on identification and development of unproven technologies, often for new or emerging markets. Furthermore, we must identify the most promising technologies from a sizable pool of projects. If our commercialization strategy process fails to identify projects with commercial potential or if management does not ensure that such projects advance to the commercialization stage, we may not successfully commercialize new products and grow our revenues.

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

We derive a significant portion of our revenues from contract research that we perform for third parties. Contract research accounted for approximately 93.5% and 83.7% of our consolidated total revenues for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively. SBIR revenues accounted for approximately 59.8% and 65.2% of our consolidated total revenues for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively, and 52.8% of our pro forma consolidated total revenues, which include the operations of Luna Technologies for the year ended December 31, 2005. Contract research will remain a significant portion of our consolidated total revenues for the foreseeable future. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from contract research, including in the near term SBIR contracts, for which we must comply with certain eligibility criteria. Our contract research customer base includes government agencies, corporations and academic institutions. Our customers are not obligated to extend their agreements with us. In addition, our contracts with government agencies, which accounted for approximately 93.3% and 88.6% of our contract research revenues for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively, provide that the U.S. government may terminate funding prior to the expiration of these contracts, regardless of whether we have demonstrated technological feasibility or have met specified milestones. In addition, we may not be successful in securing future contracts. Our customers’ priorities regarding funding for certain projects may change and funding resources may no longer be available at previous levels.

We rely and will continue to rely on contracts and grants awarded under the SBIR program for a significant portion of our revenues. A finding by the Small Business Administration, or SBA, that we no longer qualify to receive SBIR funding could adversely affect our business.

We may not qualify to participate in the Small Business Administration’s, or SBA’s, SBIR program or receive new SBIR awards from federal agencies in the future. In order to qualify for SBIR contracts and grants, at least 51% of our equity must be owned and controlled by U.S. citizens or permanent resident aliens, or by another entity that is at least 51% owned or controlled by U.S. citizens or permanent resident aliens, and we must have 500 or fewer employees. These eligibility criteria are applied as of the time of the award of a contract or grant. In determining whether we satisfy the 51% equity ownership requirement, agreements to merge, stock options, convertible debt and other similar instruments are given “present effect” by the SBA, as though the underlying securities were actually issued unless the exercisability or conversion of such securities is speculative, remote or beyond the control of the security holder. We therefore believe our outstanding options and warrants held by eligible individuals may be counted as, and our convertible debt may be excluded from, outstanding equity for purposes of meeting the 51% equity ownership requirement.

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

In addition to the U.S. ownership eligibility criteria discussed above, to be eligible for SBA contracts and SBIR grants, the number of our employees including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2006, we, including all of our divisions, had 184 full-time and 17 part-time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

The SBA may make an affiliation determination based on stock ownership. For example, the SBA may presume that two or more entities have the power to control a company if the entities each own, control or has the power to control, less than 50 percent of the company’s stock, such minority holdings are equal or approximately equal in size, and the aggregate of the minority holdings is large as compared to any other stock holding. However, this presumption may be rebutted by showing that such control or power to control does not in fact exist. As of September 30, 2006, Carilion Health System held approximately 22.6% of our common stock, and Dr. Kent Murphy held approximately 26.7% of our common stock. Thus, applying the criteria stated above, the SBA could find that both Carilion Health System and Dr. Murphy own less than 50% of the stock, their percentages are roughly equal, and their respective percentages are large compared to any other stock holding. We believe that the relative beneficial ownership of our individual stockholders rebuts the presumption of control by Carilion Health System because the shares held by our executive officers and directors constitute the controlling interest in us. However, if the SBA were to make a determination that we are affiliated with Carilion Health System, we would exceed the size limitations as Carilion Health System has over 500 employees, and we therefore would lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

We depend on government-funded research contracts for most of our contract research revenues, and a decline in government funding of existing or future government research contracts could adversely affect our revenues and cash flows and our ability to fund our growth.

Government-funded research accounted for approximately 93.3% and 88.6% of our contract research revenues and 87.2% and 74.2% of our consolidated total revenues for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively. On a pro forma consolidated basis, which includes the results of operations of Luna Technologies as if acquired on January 1, 2005, government-funded research accounted for 76.9% of our pro forma consolidated total revenues for the year ended December 31, 2005. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our government research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure, complete our development activities, build our commercial scale manufacturing facilities and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds for these investments. In addition, we were contacted during the third quarter 2006 by counsel representing two former investors in our Luna Technologies subsidiary who assert that they have a contractual right to put a portion of their stock in Luna Innovations back to us. Such investors have stated that they intend to file litigation against us unless we recognize their alleged claim. Based on the advice of counsel, we believe that such right was extinguished in connection with our initial public offering and that such claim is without legal basis. We cannot, however, predict whether such former investors will file litigation against us or the ultimate outcome of such litigation. Any repurchase of outstanding shares of our common stock would result in a reduction in our cash position and could accelerate our need to engage in equity or debt financings.

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

In addition, U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, our reputation could suffer serious harm if allegations of impropriety were made against us.

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

In March 2006, our senior management became aware that seven foreign national citizens who were working for us had access to International Traffic in Arms Regulations, or ITAR, controlled technical data. Such data may be deemed to have been exported/disclosed to certain of these individuals without the required export licenses. We do not believe that exports of ITAR-controlled technical data occurred to any other unauthorized parties. In addition, we do not believe that any disclosures to foreign nationals involved technology related to classified contracts. Following this discovery, in an effort to ensure full compliance with ITAR we submitted voluntary disclosure of these circumstances to the U.S. Department of State (the “Department of State”) in April 2006, and provided additional information regarding the matter to the Department of State in June and September 2006. While the Department of State encourages such voluntary disclosure, we nevertheless could be subject to potential investigation and may be exposed to potential regulatory consequences ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions.

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

Certain of our current and potential products will require regulatory clearances or approvals prior to commercialization. In particular, our Trimetasphere ™ nanomaterial-based MRI contrast agent and our EDACTM and EN-TACTTM ultrasound diagnostic devices for measuring certain medical conditions will be considered a drug and medical devices, respectively, under the Federal Food, Drug & Cosmetic Act, or FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the Food and Drug Administration, or FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of these products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn. Our failure to obtain the necessary regulatory approvals, or our failure to obtain them in a timely manner, will prevent or delay our commercialization of new products and our business or our stock price could be adversely affected.

We may be obligated to repay part of the proceeds received in connection with a grant from the City of Danville, Virginia, for failing make certain agreed upon expenditures and failing to meet certain employment obligations.

In March 2004, we received a grant of $900 thousand from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009. Our obligations under this Grant Agreement require us to incur significant expenditures in order to retain such proceeds from the grant. Specifically, we agreed under the Grant Agreement to invest at least $5.2 million in capital equipment expenditures and $1.2 million in certain facilities by September 25, 2006 and to maintain such investments in our Danville facility until March 25, 2009. We also agreed to create by September 25, 2006 at least 54 new full-time jobs at the Danville facility at an average annual wage of at least $39 thousand plus benefits, and to maintain these jobs at such facility until March 25, 2009. These contractual requirements obligate us to an annual payroll obligation exceeding $2.0 million until March 25, 2009. To the extent such hiring results in salaries in excess of the required minimum wages, our annual payroll obligation could be substantially greater than $2.0 million. As of September 25, 2006, we had not fully met these capital expenditures and job milestones, and, as a result, we may be obligated to repay the City of Danville a portion of the $900 thousand in funds based on a formula of the pro rata shortfall of such expenditures and jobs falling below such required levels. Because of the failure to meet these milestones and the continuing obligation to maintain our investment and employees at this location through March 25, 2009, we currently have classified the full amount of the grant as a liability on our balance sheet in anticipation of potentially returning the funds.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. We intend to file a Registration Statement on Form S-8 to register approximately 8,491,210 shares of common stock issued, issuable or reserved for issuance under our 2003 Stock Plan and 2006 Equity Incentive Plan, thus permitting the resale of such shares. Once we register these shares, they can be freely sold if vested in the public market upon issuance, subject to the underwriter lock-up agreements, our stock purchase restriction agreements and restrictions on our affiliates. In addition, holders of warrants exercisable for up to 61,214 shares of common stock may exercise those rights and subsequently sell the underlying shares in the public market.

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

In addition, employees and former employees holding approximately 1.8 million shares of our common stock or options exerciseable for our common stock have entered into an agreement not to sell more than 20.0% of such shares in any year during the five years following the effective date of our initial public offering, provided, any shares subject to such annual limit not sold in a year may be sold in subsequent years notwithstanding such limitation. Certain members of our management holding options exercisable for approximately 2.2 million shares of our common stock have entered into an agreement not to sell more than 15.0% of such shares in any year during the five years following the effective date of our initial public offering, provided, any shares subject to such annual limit not sold in a year may be sold in subsequent years notwithstanding such limitation. We have the right to waive any of these resale restrictions for employees and management at our discretion, and in such instance, the shares would become freely tradable.

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

As of September 30, 2006, our directors and management collectively controlled approximately 49.9% of our outstanding common stock.

As of September 30, 2006, our directors and executive officers and their affiliates collectively controlled approximately 49.9% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. You and other stockholders will have minimal influence over these actions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

We also intend to establish new and enhanced systems of internal control that we believe will be necessary to allow management to report on, and our independent auditors to attest to, our internal controls. To improve the timeliness of our financial reporting, we have instituted a detailed closing schedule to enhance overall completeness and quality of our reporting. This schedule was first implemented in March 2006 and provides guidance on routine processes, such as procedures for handling key account reconciliations, month end cutoff procedures for accounts payable and accrued expenses as well as cutoff procedures for revenue and related receivables. The documentation will be expanded in later periods to provide detailed guidance of our entire closing process including preparation of interim and year-end consolidated financial statements and related notes. We have also taken measures to improve our accrual procedures.

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

If we are unable to retain and attract qualified personnel, to implement and integrate financial reporting and accounting systems or if we are unable to scale these systems to our growth, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC, the NASDAQ Global Market or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the price of our class common stock. Further and continued

determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95,

Statement of Cash Flows . Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We are required to adopt SFAS No. 123R on January 1, 2006, and have adopted it as of that date.

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

Unregistered Sales of Equity Securities during the Three Months Ended September 30, 3006

During the three months ended September 30, 2006, we issued and sold an aggregate of 29,768 shares of common stock to certain existing and former employees upon the exercise of options awarded prior to the completion of our initial public offering under our 2003 Stock Plan. We received aggregate proceeds of $10,533 as a result of the exercise of these options. The above shares numbers have been adjusted to reflect the 1-for-1.7691911 reverse stock split of our outstanding equity and the conversion of our Class B Common Stock into common stock, both of which were effected prior to or upon the completion of our initial public offering. We believe these transactions were exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

Use of Proceeds from Sale of Registered Equity Securities

On June 6, 2006, we completed the initial public offering of our common stock, $0.001 par value per share, pursuant to our Registration Statement on Form S-1, as amended (File No. 333-131764) that was declared effective on June 2, 2006. We sold 3,500,000 shares in the offering at a price to the public of $6.00 per share and received net proceeds of $17.87 million in the offering.

We are using, or expect to use, the net proceeds of the offering principally to fund further development and expansion of our products and product candidates, in particular our nanomaterial and ultrasound-related medical product candidates, and for general working capital purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. We have no present commitments or binding agreements to enter into any acquisitions or investments. Pending these uses, we intend to continue to invest the net proceeds of our initial public offering in short-term, investment-grade interest-bearing securities or guaranteed obligations of the U.S. government.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Luna Innovations Incorporated
Date: November 13, 2006

/s/ DALE E. MESSICK
Dale E. Messick
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant. (Exhibit 3.4)

10.1(3)	Employment Agreement, dated July 14, 2006, by and between Dr. Kent A. Murphy and Luna Innovations Incorporated, and exhibits thereto. (Exhibit 10.1)

10.2(3)	Employment Agreement, dated July 14, 2006, by and between John T. Goehrke and Luna Innovations Incorporated, and exhibits thereto. (Exhibit 10.2)

10.3(4)	Employment Agreement, dated July 14, 2006, by and between Scott A. Graeff and Luna Innovations Incorporated, and exhibits thereto. (Exhibit 10.3)

10.4(5)	Employment Agreement, dated August 29, 2006, by and between Dale E. Messick and Luna Innovations Incorporated, and exhibits thereto. (Exhibit 10.1)

10.5(6)	Amended Lease, dated July 20, 2006, by and between Carilion Medical Center and Luna Innovations Incorporated. (Exhibit 10.1)

10.6†	Co-Operation Agreement, dated August 10, 2006, by and between Luna Technologies, Inc. and Acterna France SAS.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (file No. 000-52008). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 2, 2006 (file No. 333-131764). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (file No. 000-52008). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (file No. 000-52008), as amended by the Registrant’s Current Report on Form 8-K dated July 24, 2006 (file No. 000-52008). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K dated July 14, 2006.
(5)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated August 29, 2006 (file No. 000-52008). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(6)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated July 20, 2006 (file No. 000-52008). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
†	Confidential treatment requested for this exhibit.