Form 10-K/A
period 2006-12-31
LUNA INNOVATIONS INC
filed 2007-04-06
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment is filed solely to attach Exhibit 10.21 (Asset Transfer and License Agreement by and between Luna Innovations Incorporated and Coherant, Inc.), which was inadvertently omitted from the initial filing of the report and for which confidential treatment is requested, and to correct the incorporation by reference information for Exhibit 10.22 (Form of Stock Sale Restriction Letter Agreement). No other changes to the Annual Report on Form 10-K of Luna Innovations Incorporated, originally filed on March 30, 2007, have been made.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K, as amended:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15, as amended:

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4.1(3)	Specimen Common Stock certificate of the Registrant (Exhibit 4.1)

4.2(2)	2003 Stock Plan (Exhibit 10.7)

4.3(4)	2006 Equity Incentive Plan (Exhibit 10.9)

4.4(2)	Form of Senior Convertible Promissory Note (Exhibit 4.2)

4.5(2)	Warrant to Purchase 1,047 Shares of Class B Common Stock of Luna Innovations Incorporated, issued on September 30, 2005 (Exhibit 4.3)

4.6(2)	Warrant to Purchase 2,636 Shares of Class B Common Stock of Luna Innovations Incorporated, issued on November 11, 2005 (Exhibit 4.4)

4.7(2)	Warrant to Purchase 2,554 Shares of Class B Common Stock of Luna Innovations Incorporated, issued on September 30, 2005 (Exhibit 4.5)

4.8(2)	Form of Warrant to Purchase Shares of Common Stock of Luna Innovations Incorporated (Exhibit 4.6)

4.9(2)	Form of Stock Option Agreement (Exhibit 4.7)

10.1(2)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10.2(5)	Employment Agreement by and between the Company and Kent A. Murphy (Exhibit 10.1)

10.3(6)	Employment Agreement by and between the Company and Dale E. Messick (Exhibit 10.1)

10.4(5)	Employment Agreement by and between the Company and John T. Goehrke (Exhibit 10.2)

10.5(7)	Amended and Restated Employment Agreement by and between the Company and Scott A. Graeff (Exhibit 10.1)

10.6(3)	Amended Loan Agreement, dated as of May 12, 2006, by and between Luna Innovations Incorporated and First National Bank (Exhibit 10.6)

10.7(2)	Amended and Restated Investor Rights Agreement, dated December 30, 2005, by and among Luna Innovations Incorporated, Carilion Health System and certain stockholders (Exhibit 10.8)

10.8(8)	Amended Lease, dated July 20, 2006, by and between Carilion Medical Center and Luna Innovations Incorporated. (Riverside Center, Roanoke, Virginia) (Exhibit 10.1)

10.9(9)	Industrial Lease Agreement, dated March 21, 2006, by and between Luna Innovations Incorporated and the Industrial Development Authority of Montgomery County, Virginia (3157 State Street, Blacksburg, Virginia) (Exhibit 10.27)

10.10(3)	First Amendment to Industrial Lease Agreement, dated May 11, 2006, by and between Luna Innovations Incorporated and the Industrial Development Authority of Montgomery County, Virginia (3150 State Street, Blacksburg, Virginia) (Exhibit 10.34)

10.11(2)	Commercial Lease, dated March 17, 2003, between Canvasback Real Estate & Investments LLC and Luna Innovations Incorporated (705 Dale Avenue, Charlottesville, Virginia) (Exhibit 10.14)

10.12(2)	Full Service Office Lease, dated August 2003, between Hampton R&D Properties, LLC and Luna Innovations Incorporated (130 Research Drive, Hampton, Virginia) (Exhibit 10.15)

Exhibit No.	Exhibit Document
10.13(2)	Lease, effective as of January 1, 2005, between the Industrial Development Authority of Danville and Luna Innovations Incorporated (521 Bridge Street, Danville, Virginia) (Exhibit 10.17)

10.14(2)	Grant Agreement, dated March 25, 2004, by and between the City of Danville, Virginia, and Luna Innovations Incorporated (Exhibit 10.21)

10.15(3)	License Agreement No. DN-982, dated June 10, 2002, by and between the National Aeronautics and Space Administration (NASA) and Luna Innovations Incorporated; Modification No. 1 to License Agreement No. DN-982, dated January 23, 2006, by and between NASA and Luna Innovations Incorporated (Exhibit 10.22)

10.16(3)	License Agreement No. DN-951, dated December 20, 2000, by and between NASA and Luna Technologies, Inc. (Exhibit 10.23)

10.17(3)	License Agreement No. DE-384, dated October 28, 2004, by and between NASA and Luna Technologies, Inc. (Exhibit 10.24)

10.18(3)	Fiber Optic Patent License, dated September 22, 2003, by and between United Technologies Corporation and Luna Innovations Incorporated (Exhibit 10.25)

10.19(3)	Amended and Restated License Agreement, dated March 19, 2004, by and between Virginia Tech Intellectual Properties, Inc. and Luna Innovations Incorporated (Exhibit 10.26)

10.20(10)	Co-Operation Agreement, dated August 10, 2006, by and between Luna Technologies, Inc. and Acterna France SAS (Exhibit 10.6)

10.21†	Asset Transfer and License Agreement by and between Luna Innovations Incorporated and Coherent, Inc.

10.22(9)	Form of Stock Sale Restriction Letter Agreement

10.23(11)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Kent A. Murphy, dated as of January 23, 2007. (Exhibit 10.1)

10.24(11)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Dale E. Messick, dated as of January 23, 2007. (Exhibit 10.2)

10.25(11)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Scott A. Graeff, dated as of January 23, 2007. (Exhibit 10.3)

10.26(11)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Robert P. Lenk, dated as of January 23, 2007. (Exhibit 10.4)

10.27(11)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Scott A. Meller, dated as of January 23, 2007. (Exhibit 10.5)

10.28(11)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Michael F. Gunther, dated as of January 23, 2007. (Exhibit 10.6)

21.1*	List of Subsidiaries

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (see signature page)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Document
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated June 2, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on February 10, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to the exhibit to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on May 19, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(4)	Incorporated by reference to the exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 28, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated July 14, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(6)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated August 29, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(7)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated December 20, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(8)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated July 20, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to the exhibit to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 10, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(10)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, dated November 13, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(11)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated January 23, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
*	Previously filed.
†	Confidential treatment is requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUNA INNOVATIONS INCORPORATED

By:	/s/ DALE E. MESSICK
Dale E. Messick
Chief Financial Officer

April 5, 2007