Form 10-Q
period 2007-03-31
LUNA INNOVATIONS INC
filed 2007-05-15
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 6, 2007, there were 10,036,722 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,889,186	$17,866,753
Accounts receivable, net	7,940,333	7,233,406
Refundable income taxes	396,062	396,062
Inventory	1,080,027	843,294
Other current assets	331,938	503,703

Total current assets	23,637,546	26,843,218
Property and equipment, net	6,172,893	5,730,094
Intangible assets, net	2,056,716	2,031,489
Deferred tax asset	600,000	600,000
Other assets	13,389	12,413

Total assets	$32,480,544	$35,217,214

Liabilities and stockholders’ equity
Current liabilities
Current portion of capital lease obligation	$76,058	$85,378
Current portion of long-term debt obligation	—	214,955
Accounts payable	2,107,202	2,757,381
Accrued liabilities	3,854,412	3,627,277
Deferred credits	861,911	874,676

Total current liabilities	6,899,583	7,559,667
Long-term capital lease obligation	14,677	27,873
Long-term debt obligation	5,000,000	5,000,000
Deferred credits	604,418	554,418

Total liabilities	12,518,678	13,141,958

Stockholders’ equity:
Preferred Stock, par value $0.001, 5,000,000 shares authorized at March 31, 2007, no shares issued and outstanding at March 31, 2007 or December 31, 2006	—	—
Common stock
Common stock, par value $0.001, 100,000,000 shares authorized at March 31, 2007 and December 31, 2006, 10,022,254 and 9,911,546 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	10,022	9,912
Additional paid-in capital	32,154,357	31,585,762
Accumulated deficit	(12,202,513)	(9,520,418)

Total stockholders’ equity	19,861,866	22,075,256

Total liabilities and stockholders’ equity	$32,480,544	$35,217,214

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenues:
Technology development revenues	$5,286,597	$3,920,939
Product and license revenues	1,783,576	595,298

Total revenues	7,070,173	4,516,237
Cost of revenues:
Technology development costs	3,849,615	2,907,835
Product and license costs	800,421	266,051

Total cost of revenues	4,650,036	3,173,886

Gross Profit	2,420,137	1,342,351
Operating expense	5,215,019	3,442,008

Operating loss	(2,794,882)	(2,099,657)

Other income
Other income	519	6,287
Interest income, net	112,268	3,960

Total other income	112,787	10,247

Loss before income taxes	(2,682,095)	(2,089,410)
Income tax expense (benefit)	—	—

Net loss	$(2,682,095)	(2,089,410)

Net loss per share:
Basic	$(0.27)	(0.34)

Diluted	$(0.27)	(0.34)

Weighted average shares:
Basic	9,969,373	6,069,780

Diluted	9,969,373	6,069,780

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006
	(unaudited)
Cash flows used in operating activities
Net loss	$(2,682,095)	$(2,089,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428,796	250,374
Share-based compensation	522,389	408,687
Change in assets and liabilities:
Accounts receivable	(706,927)	1,247,919
Inventory	(236,733)	—
Other current assets	171,764	(138,015)
Accounts payable and accrued expenses	(524,022)	(1,434,214)
Deferred credits	37,235	(393,434)

Net cash used in operating activities	(2,989,593)	(2,148,093)

Cash flows used in investing activities
Acquisition of property and equipment	(765,768)	(211,668)
Intangible property costs	(31,050)	(76,297)

Net cash used in investing activities	(796,818)	(287,965)

Cash flows from financing activities
Payments on capital lease obligations	(22,516)	(25,238)
Payments on debt obligation	(214,955)	—
Proceeds from the exercise of options and warrants	46,315	45,516

Net cash (used in) provided by financing activities	(191,156)	20,278

Net change in cash	(3,977,567)	(2,415,780)
Cash—beginning of period	17,866,753	12,514,839

Cash—end of period	$13,889,186	$10,099,059

Supplemental disclosure of cash flow information
Cash paid for interest	$80,269	$13,403

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals, considered necessary to present fairly our financial position at March 31, 2007 and results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements, including the Company’s significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Form 10-K as amended and filed with the Securities and Exchange Commission on March 30, 2007. As used herein, the terms “Luna”, “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.

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

Use of Estimates

The preparation of our consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may differ.

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

Per share amounts for all periods presented in this report have been adjusted to reflect the 1-for-1.7691911 reverse stock split of our common stock occurring on May 23, 2006. All applicable share and per share amounts in the financial statements give pro forma effect to such split. The following information presents the pro forma effect of such split on basic and diluted net loss per share:

	Three Months Ended March 31,
	2007	2006
Net loss	$(2,682,095)	$(2,089,410)
Weighted average shares—basic	9,969,373	6,069,780
Dilutive effect of common stock equivalents: Shares issued upon the exercise of stock options and warrants	—	—

Weighted averages shares—diluted	9,969,373	6,069,780

Net loss per share—basic	$(0.27)	$(0.34)

Net loss per share—diluted	$(0.27)	$(0.34)

The effect of 3,526,859 and 4,056,465 common stock equivalents are ignored for the three months ended March 31, 2007 and 2006, as they are antidilutive to earnings per share. In addition, the conversion of the $5.0 million in senior convertible promissory notes would have been antidilutive for such periods.

Share Based Compensation

We have a stock-based compensation plan, which is described further in Note 9 to the Financial Statements in the Company’s Form 10-K as amended and filed with the Securities and Exchange Commission on April 6, 2007. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (SFAS No. 123R) using the modified prospective transition method. Under this transition method, our financial statements for the periods prior to January 1, 2006 have not been restated. However, new awards and awards modified, repurchased or cancelled after January 1, 2006, result in compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize share-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for share-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Issue No. 96-18.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months ended March 31, 2007	Three months ended March 31, 2006
Risk-free interest rate range	4.63%	4.55%
Expected life of option—range of years	7.5	7.0
Expected stock price volatility	57%	64%
Expected dividend yield	—	—

The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility for the three months ended March 31, 2007 is based upon the volatility of our common stock price from the date of our initial public offering on June 2, 2006 through March 31, 2007. Expected volatility for the three months ended March 31, 2006 was based on the average volatility of comparable public companies due to the lack of historical market price data for our stock on such date. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company.

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
		Range
Balance, December 31, 2006	4,982,594	$0.35 - $7.08	$1.26	12,215,503	2,322,665	$2.99	1,961,849
Granted	379,000	$3.67 - $3.69	$3.69
Exercised	(107,591)	$0.35 - $1.77	$0.43
Canceled	(38,288)	$0.35 - $6.00	$4.00
Balance, March 31, 2007	5,215,715	$0.35 - $7.08	$1.43	10,978,075	2,638,065	$0.75	6,987,607

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The aggregate intrinsic value is based on the price of $3.39 on March 31, 2007. The price on March 31, 2007 represents the closing price of the Company’s Common Stock on the NASDAQ Global Market.

At March 31, 2007, our 5.2 million outstanding stock options had a weighted average remaining contractual term of 8.24 years, and our 2.6 million outstanding and exercisable stock options had a weighted average remaining contractual term of 7.6 years.

For the three months ended March 31, 2007 and 2006, we recognized $522,389 and $409,000 in share-based payment expense. We will recognize approximately $6.7 million over the remaining requisite service period of approximately four years.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax to be applicable to the full fiscal year. A deferred tax asset of $600,000 was recorded at December 31, 2006 and March 31, 2007, based upon management’s assessment that more likely than not the benefit will be realized in future periods.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation did not have a significant impact on either our net deferred tax assets or valuation allowance.

We have made no adjustments to the classification of assets or liabilities, or recognition of any income tax related expenses, in connection with the adoption of FIN 48.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for the fiscal year beginning January 1, 2007. The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.

2.	Line of Credit

There were no outstanding balances on our $2.5 million line of credit with First National Bank (FNB) at March 31, 2007 and at December 31, 2006, and no borrowings during the three month period ended March 31, 2007. In May 2006, we obtained a modification to allow a $1.0 million sub-limit under the line of credit for the issuance of letters of credit, and FNB issued a $719,500 letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, in conjunction with the execution of an office lease.

3.	Initial Public Offering and Capital Structure

On May 23, 2006, we effected a 1-for-1.7691911 reverse stock split of our common stock in anticipation of our initial public offering. In connection with our June 2, 2006 initial public offering, we sold 3,500,000 shares of common stock at $6.00 per share resulting in gross proceeds of $21.0 million. In connection with this offering, we paid $1.47 million in underwriting discounts and commissions and incurred other offering expenses of approximately $1.66 million. The net proceeds from the offering were approximately $17.9 million.

Concurrent with the initial public offering, all outstanding shares of our Class A voting Common Stock, Class B non-voting Common Stock, and Class C voting Common Stock were converted to shares of common stock on a one-for-one basis. All outstanding shares of our Redeemable Class B Common Stock converted to common stock on a one-for-one basis as the successful initial public offering eliminated the redeemable feature of such shares. We also issued 96,724 shares of common stock to Carilion Clinic (formerly Carilion Health System) in accordance with the anti-dilution provisions of our previous amended and restated certificate of incorporation, which was adopted in connection with our Class C Common Stock financing in December 2005. Upon the closing of our initial public offering the total authorized shares of our capital stock increased to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

For the three months ended March 31, 2007, our capital structure changed as follows:

			Additional Paid-in Capital
	Common Stock
	Shares	$
Balances, December 31, 2006	9,911,546	$9,912	$31,585,762
Exercise of stock options	107,591	107	560,083
Issued by Luna in 1st Quarter, 2007	3,117	3	8,512

Balances, March 31, 2007	10,022,254	$10,022	$32,154,357

4.	Operating Segments

Our operations are divided into two operating segments—Technology Development and Product and Licensing.

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

The Chief Executive Officer and his direct reports collectively represent our chief operating decision makers, and they evaluate segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in Form 10-K as amended and filed with the Securities and Exchange Commission on March 30, 2007).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended March 31,
	2007	2006
Technology Development Revenue	$5,286,597	$3,920,939
Product and License Revenue	1,783,576	595,298

Total Revenue	$7,070,173	$4,516,237

Technology Development Operating Loss	$(1,110,813)	$(1,864,132)
Product and License Operating Loss	(1,684,069)	(235,526)

Total Operating Loss	$(2,794,882)	$(2,099,657)

Additional segment information is as follows:

	March 31, 2007	December 31, 2006
Total segment assets:
Technology Development	$28,951,905	$19,202,816
Product and License	3,528,639	2,166,028

Total	$32,480,544	$21,368,844

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 83% and 75% of total consolidated revenues for the three months ended March 31, 2007 and 2006.

International revenues (customers outside of the United States) accounted for 0.7% and 0.1% of total revenues for the three months ended March 31, 2007 and 2006.

5.	Contingencies and Guarantees

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations.

The Company has an outstanding letter of credit at March 31, 2007, of $719,500 to the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. This letter of credit expires in 2011.

The Company has an agreement with a supplier to purchase inventory and estimates its noncancellable obligation to approximate $479,700 through October 2007.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks, uncertainties and assumptions. These statements include, among other things, statements concerning:

•	our expectations regarding the relative growth of our product sales and licensing revenue and our margins;

•	our expectation that future product and licensing revenue will reflect a broader and more diversified mix of products;

•	our expectation that technology development revenue will continue to represent a significant portion of our total revenue for the foreseeable future;

•	our expectations regarding investments in product development and commercialization, and our expectation that such investments will lead to increased product revenue;

•	our expectation that we will continue to incur significant expenses associated with being a public company and will likely continue to incur increased operating expenses and substantial losses;

•	our expectations that operating revenue will rise at a lesser rate of growth as we continue to invest in new product development and product sales;

•	our expectation that our product revenue will increase in the near term; and

•	our expectation that we will not need to draw down our line of credit facility.

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

To manage a diverse set of products effectively across a range of development stages, we are organized into two main groups: our Technology Development Division (which generates contract research revenue) and our Products Division (which generates product and licensing revenue). Although revenues from product sales and licensing currently represent less than half of our total revenues, we continue to invest in product development and commercialization, which we anticipate will lead to increased product sales and improved margins. In the future, while we anticipate continued growth in technology development revenue, we expect that revenues from product sales and licensing will represent a larger proportion of our total revenues. In addition, we anticipate that future product and licensing revenues will reflect a broader and more diversified mix of products.

Our revenues were $7.1 million and $4.5 million during the three months ended March 31, 2007 and 2006, respectively, and we had net losses of $2.7 million and $2.1 million for the same periods, respectively. We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues grew from $3.9 million to $5.6 million for the three months ended March 31, 2006 and 2007, respectively. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $19.1 million as of March 31, 2007.

Revenues from product sales currently represent a smaller proportion of our total revenues, and, historically, we have derived most of these revenues from the sales of our instrumentation and test and measurement products, including products that make use of light-transmitting optical fibers, or fiber optics. License revenues associated with our proprietary technologies have been significant in prior years. Although we have been successful in licensing certain technology, we do not currently earn significant license revenues. However, over time we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales to increase because of growth in our existing instrumentation and test and measurement products and because of growth in new product lines, particularly medial device products. We also expect to increase our investments in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

In connection with becoming a public company, we have and will continue to incur significant additional expenses such as audit fees, professional fees, increased directors’ and officers’ insurance, advisory board and board of directors compensation, and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses were not incurred by us in prior periods. In addition, upon receiving the net proceeds from our initial public offering, we implemented a strategy for expansion that has significantly increased our operating expenses and will likely continue to result in substantial losses. We incurred consolidated net losses of approximately $2.7 million and $2.1 million for the three month periods ended March 31, 2007 and 2006, respectively. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we will continue to incur losses in 2007 and that these losses could be substantial.

As a result of the adoption of the provisions of the Financial Accounting Standards Board’s revised Statement of Financial Accounting Standards No. 123 Share-Based Payment (SFAS No. 123R), our operating expenses for 2006 and to date for fiscal year 2007 include stock-based compensation charges. We recorded stock-based compensation charges of $0.5 million for the three months ended March 31, 2007. We also expect to record an aggregate stock-based compensation charge for stock options granted through March 31, 2007 of $6.7 million to be recognized over years 2007 through 2011.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development (contract research), contract product development, and product sales. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and currently represent approximately 21% of our total revenues.

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

Operating Expense

Operating expense consists of selling, general and administrative expenses, as well as expenses related to research and development, depreciation of fixed assets and amortization of intangible assets. These expenses also include: compensation for employees in executive and operational functions including certain non-cash charges related to expenses from option grants; facilities costs; professional fees; salaries, commissions, travel expense and related benefits of personnel engaged in sales, product management and marketing activities; costs of marketing programs and promotional materials; salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Technology Development Division; product development activities not provided under contracts with third parties; and overhead costs related to these activities.

Interest Income/Expense

Interest expense historically related primarily to interest we paid under our senior secured revolving credit facility. As of March 31, 2007, there was no amount outstanding on our credit facility. Interest expense includes interest accrued on the outstanding aggregate principal of the senior convertible promissory notes issued to Carilion Clinic on December 30, 2005.

Interest income includes amounts earned on our cash deposits with financial institutions. During 2006 and the first quarter 2007, the company invested the proceeds of the Carilion financing transactions and the net proceeds from its initial public offering in a money market account and draws from that account as needed to fund ongoing operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments. Our significant accounting policies are described in the Management Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

Total revenues increased 57% to $7.1 million for the three months ended March 31, 2007, from $4.5 million for the three months ended March 31, 2006. The increase was due in part to increased product sales related to our Luna Technologies Division. Our acquisition of Luna Technologies in September 2005 and the subsequent product sales by that division are key elements of our strategic transition towards our goal of increased product sales revenues. We generated approximately $1.8 million in product sales in the first quarter of 2007 as compared with $0.6 million in the first quarter of 2006.

Growth in our technology development revenues also contributed to our overall growth in revenues for the first quarter of 2007 as compared with the first quarter of 2006. Technology development revenues increased 34% to $5.3 million for the three months ended March 31, 2007 from $3.9 million for the corresponding 2006 period. This increase was primarily a result of a continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel. The increase was driven in part by application of proceeds from the Carilion financing activities in the second half of 2005, which enabled us to devote more resources to pursuing contract awards.

Cost of Revenues

Cost of revenues increased 47% to $4.7 million for the three months ended March 31, 2007 from $3.2 million for the corresponding 2006 period. The main component of this overall increase was increased costs of labor and materials related to increases in technology development revenue. New technology development cost of sales increases accounted for approximately $0.9 million, or 64%, and product sales cost increases accounted for approximately $0.5 million, or 36%, respectively, of the overall increase in costs of revenues.

Technology development costs increased 32% to $3.9 million for the three months ended March 31, 2007 from $2.9 million in the same period in 2006. This increase was consistent with the 53% increase in our technology development revenues, and was comprised primarily of additional direct labor and the technology associated overhead related to research and development activities.

Our overall gross margin improved as compared with the first quarter of 2006. Our overall gross margin during the three months ended March 31, 2007 was 34% compared to 29% during the same period in 2006. During the three months ended March 31, 2007, technology development activity returned a gross margin of approximately 27% compared to 26% in the same period of 2006. Product sales activity returned a gross margin of 55% for the three months ended March 31, 2007, compared to 55% for the same period in 2006. One of our objectives in seeking greater relative product sales is based on the goal of achieving higher margins to improve our overall profitability.

Operating Expense

Operating expense increased 52% to $5.2 million for the three months ended March 31, 2007 from $3.4 million for the corresponding quarter in 2006. Much of the increase in the first quarter of 2007 as compared to the same period in 2006 was due to indirect expenses in connection with implementing our business plan relating to commercializing new products and increasing our product sales capabilities, as well as the costs associated with becoming a public company. Consistent with our strategy of building a growing portfolio of businesses and products, we were and are actively hiring additional staff with related recruitment and relocation charges, incurring legal and professional fees and implementing various internal changes to prepare and to strengthen our existing infrastructure and management resources as a result of becoming a public company. With the completion of our second round financing with Carilion Clinic in December 2005, and the proceeds from our IPO in June 2006, we gained the necessary resources to begin implementing many of these important changes to our business. We expect that our operating expenses will remain at these increased levels in the coming months due to our continued growth and development and compliance with the various regulatory requirements associated with being a public company. Our operating expenses of $5.2 million incurred in the first quarter of 2007 were consistent with our operating expense of $5.3 million incurred in the immediately preceding quarter.

Other Income (Expense)

Net interest income increased from about $7,000 to $112,000 between March 31, 2006 and 2007, respectively, which was attributable to earnings on invested cash. Nearly all of the interest expense during the three months ended March 31, 2007, was incurred on our senior convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the three month period ended March 31, 2007, interest expense on such notes was approximately $0.1 million. The proceeds from our initial public offering in 2006 resulted in our holding significantly greater interest-bearing balances in the three months ended March 31, 2007, than during the same period in 2006. Interest income for the three months ended March 31, 2007, totaled $193,000. Finally, during the first quarter of 2007, we did not have an outstanding balance on our $2.5 million line of credit. As such, we did not incur interest expense on that line of credit in 2007.

Liquidity and Capital Resources

Prior to August 2005, our primary source of liquidity had been cash provided by operations, financing from the revolving credit facility, and divestitures of certain assets and businesses. In August 2005, we completed our first outside equity financing and raised $7.0 million through an equity investment by Carilion Clinic. Carilion Clinic invested an additional $8.0 million in December 2005 in the form of $5.0 million in senior convertible promissory notes and $3.0 million in additional equity. Our principal uses of cash have been to fund our expansion, including facilities, personnel, working capital and other capital expenditures, and to fund our costs of transition to a public company.

We have a $2.5 million senior secured revolving credit facility with First National Bank that is collateralized by a security interest in substantially all of our assets. The interest rate on borrowings under our secured revolving credit facility is equal to the prime rate, limited to no less than 6.0% and no greater than 10.0% per annum, with interest payable monthly. This agreement was modified in May 2006, to allow a $1.0 million sub-limit for letters of credit and currently expires June 30, 2007. The senior secured revolving credit facility contains covenants which require us to maintain $1.0 to $2.0 million in liquidity depending on our outstanding balance. Additionally, without First National Bank’s prior approval, we may not make a direct loan to an affiliate or subsidiary of ours exceeding $500,000 annually, guaranty the debt of our affiliate or subsidiary or incur debt in excess of $200 thousand with other third parties. Finally, we are obligated to continue to provide First National Bank an assignment of life insurance in a minimum amount of $1.0 million on the life of Kent A. Murphy, covering all of our indebtedness to First National Bank. As of March 31, 2007, there was no outstanding borrowing on this credit line. With the exception of our obligations under the senior convertible promissory notes, the senior secured revolving credit facility and our capital lease, we have no other debt outstanding.

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

Discussion of Cash Flows

Recent Activity

We used approximately $3.0 million and $2.1 million of net cash from operations during the three months ended March 31, 2007 and 2006, respectively. The increase in cash used in operations resulted from a $0.6 million increase in net loss excluding non-cash changes for depreciation, amortization, and share-based compensation, and in addition, net increases in working capital accounts.

Cash used in investing activities for the three months ended March 31, 2007, related primarily to the purchase of property and equipment and legal fees associated with securing patent rights to certain technology. Our overall cash used in investing activities was $797,000 in the quarter ended March 31, 2007, compared to $288,000 in the March 31, 2006 quarter. This increase was due primarily to capital expenditures to support our increase in personnel and test equipment requirements.

In future months, we expect a lower rate of growth in net cash used in investing activities as we believe that we now have the necessary resources to begin and complete a number of longer-term investments in our growth.

Cash flows generated from financing activities for the three months ended March 31, 2007 was $191,000, representing a decrease in cash flow from the three months ended March 31, 2006, attributable to the extinguishment of a $215,000 note. As a result of our increased cash position through our IPO in June 2006 and our Carilion financings at the end of 2005, we did not draw additional financing from our line of credit or other sources in the first three months of 2007.

At March 31, 2007, total cash and cash equivalents were approximately $13.9 million. We believe that our current cash on hand and cash available under our line of credit agreement will be sufficient to fund operations for the next 12 months.

Summary of Contractual Obligations

We lease our facilities in Blacksburg, Charlottesville, Danville, Hampton, McLean and Roanoke, Virginia under operating leases that expire on various dates through January 2014 or under a month-to-month arrangement. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

We also lease certain computer equipment and software under capital lease agreements that expire through January 2010. The assets subject to these obligations are included in property and equipment on our consolidated balance sheet.

Our Luna Technologies Division has an agreement with a supplier to purchase tunable lasers and estimates its noncancellable obligation to be approximately $0.5 million through 2007.

In March 2004, we received a grant of $0.9 million from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009. As of September 25, 2006, we had not fully met the capital expenditures and job milestones under this agreement, and, as a result, we may be obligated to repay the City of Danville a portion of the $0.9 million in funds based on a formula of the pro rata shortfall of such expenditures and jobs falling below such required levels. Because of the failure to meet these milestones and the continuing obligation to maintain our investment and employees at this location through March 25, 2009, we currently have classified the full amount of the grant as a liability on our balance sheet in anticipation of potentially returning the funds.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. As of March 31, 2007, we had $13.9 million deposited in cash and cash equivalents bearing a weighted-average interest rate of 4.8%.

Foreign Currency Exchange Rate Risk

Our product sales to foreign customers are denominated in U.S. dollars and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Within the past year, we have hired a new Chief Financial Officer, a Controller, as well as additional accounting personnel. These individuals have prior experience with external financial reporting in a public company environment and should improve our ability to prepare timely consolidated financial statements as well as to address more complex accounting matters, such as business combinations and share-based payments.

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

We have also taken measures to improve our cutoff and accrual procedures. Specifically, during the past year we have implemented a process to improve our estimation of subcontractor expenses to ensure completeness of our direct costs and related revenue. We will continue to review this process to monitor the sufficiency of such policies and procedures.

We do not believe we have material weaknesses or significant deficiencies related to our policies and procedures that pertain to maintenance of records, authorizations of receipts and expenditures, or prevention or timely detection of unauthorized acquisition, use, or disposition of our assets. However, we have not performed specific tests to determine the effectiveness of key controls within these policies and procedures. We intend to monitor those policies and procedures in connection with the establishment of a formally documented system of internal control. We are continuing documentation of our internal controls processes in order to identify additional areas for improvement as well as in anticipation of our need to comply with the requirements of the Sarbanes-Oxley Act of 2002.

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

We need to expand our personnel resources to grow our business effectively. We believe that sustained growth at a higher rate will place a strain on our management, as well as on our other human resources. To manage this growth, we must continue to attract and retain qualified management, professional, scientific and technical and operating personnel. During the most recently completed calendar quarter , the labor market, particularly for highly-specialized scientists and engineers remained tight. If we are unable to recruit a sufficient number of qualified personnel, we may be unable to staff and manage projects adequately, which may slow the rate of growth of our technology development revenue or our product development efforts.

We have incurred recent losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses which may be significant.

We incurred consolidated net losses of approximately $9.4 million for the year ended December 31, 2006, and $2.7 million for the quarter ending March 31, 2007. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

If we cannot successfully transition our revenue mix from technology development revenues to product sales and license revenues, we may not be able to fully execute our business model or grow our business.

Our business model and future growth depend on our ability to transition to a revenues mix that contains significantly larger product sales and license revenues components. Product sales and license revenues potentially offer greater scalability than services-based technology development revenues. Our current plan is to increase our portfolio of commercial products and, accordingly, we expect that our future product sales and license revenues will represent a larger percentage of total revenues. However, if we are unable to develop and grow our product sales and license revenues to augment our technology development revenues, our ability to execute our business model or grow our business could suffer.

We may not be successful in identifying market needs for new technologies and developing new products to meet those needs.

The success of our business model depends on our ability to identify correctly market needs for new technologies. We intend to identify new market needs, but we may not always have success in doing so, in part, because our technology development largely centers on identification and development of unproven technologies, often for new or emerging markets. Furthermore, we must identify the most promising technologies from a sizable pool of projects. If our commercialization strategy process fails to identify projects with commercial potential or if management does not ensure that such projects advance to the commercialization stage, we may not successfully commercialize new products and grow our revenues.

Our growth strategy requires that we not only identify new technologies that meet market needs, but that we also develop successful commercial products that address those needs. We face several challenges in developing successful new products. Many of our existing products and those currently under development-including our Trimetasphere carbon nanomaterials, which are nanomaterials in the form of a carbon sphere with three metal atoms enclosed inside-are technologically innovative and require significant and lengthy product development efforts. These efforts include planning, designing, developing and testing at the technological, product and manufacturing-process levels. These activities require us to make significant investments. Although there are many potential applications for our technologies, our resource constraints require us to focus on specific products and to forgo other opportunities. We expect that one or more of the potential products we choose to develop will not be technologically feasible or will not achieve commercial acceptance, and we cannot predict which, if any, of our products we will successfully develop or commercialize. The technologies we research and develop are new and steadily changing and advancing. The products that are derived from these technologies may not be applicable or compatible with the state of technology or demands in existing markets. Our existing products and technologies may become uncompetitive or obsolete if our competitors adapt more quickly than we do to new technologies and changes in customers’ requirements. Furthermore, we may not be able to identify if and when new markets will open for our products given that future applications of any given product may not be readily determinable, and we cannot reasonably estimate the size of any markets that may develop. If we are not able to successfully develop new products, we may be unable to increase our product revenues.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 74.8% and 86.8% of our consolidated total revenues for the three months ended March 31, 2007 and 2006, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

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

We also derive a significant portion of our technology development revenues from SBIR contracts. SBIR revenues accounted for approximately 62.8% and 65.9% of our consolidated total revenues for the three months ended March 31, 2007 and 2006, respectively. Contract research, including SBIR, will remain a significant portion of our consolidated total revenues for the foreseeable future. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from non-SBIR contract research.

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

In addition to the U.S. ownership eligibility criteria discussed above, to be eligible for SBA contracts and SBIR grants, the number of our employees including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2007, we, including all of our divisions, had approximately 220 full and part time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

The SBA may make an affiliation determination based on stock ownership. For example, the SBA may presume that two or more entities have the power to control a company if the entities each own, control or has the power to control, less than 50 percent of the company’s stock, such minority holdings are equal or approximately equal in size, and the aggregate of the minority holdings is large as compared to any other stock holding. However, this presumption may be rebutted by showing that such control or power to control does not in fact exist. As of March 31, 2007, Carilion Clinic held approximately 22.2% of our outstanding common stock, and Dr. Kent Murphy held approximately 26.8% of our outstanding common stock. Thus, applying the criteria stated above, the SBA could find that both Carilion Clinic and Dr. Murphy own less than 50% of the stock, their percentages are roughly equal, and their respective percentages are large compared to any other stock holding. We believe that the relative beneficial ownership of our individual stockholders rebuts the presumption of control by Carilion Clinic because the shares held by our executive officers and directors constitute the controlling interest in us. However, if the SBA were to make a determination that we are affiliated with Carilion Clinic, we would exceed the size limitations as Carilion Clinic has over 500 employees, and we therefore would lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure, complete our development activities, build our commercial scale manufacturing facilities and acquire complementary businesses and technologies. In 2006, we had a net loss of $9.4 million and used $9.1 million in cash for operations in addition to $3.4 million cash used for investing activities. For the first quarter ended March 31, 2007, we had a net loss of $2.8 million, and used $3.0 million in cash for operations in addition to $195,000 used for investing activities. Our balance of cash and cash equivalents as of March 31, 2007, was $13.9 million. Accordingly, in the future we may need to engage in equity or debt financings to secure additional funds to support our operations and investments in new products.

If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in our initial public offering. Furthermore, such financings may jeopardize our ability to apply for SBIR grants or qualify for SBIR contracts or grants, and our dependence on SBIR grants may restrict our ability to raise additional outside capital. In addition, we may not be able to obtain continued SBIR funding, or other additional financing on terms favorable to us, if at all. In order to retain SBIR eligibility, we may be restricted in our ability to raise certain forms of equity capital from institutional investors. For example, in connection with the closing of our financing with Carilion Clinic on December 30, 2005, we were not able to raise all proceeds through the issuance of equity without potentially jeopardizing our SBIR eligibility. We therefore elected to issue debt in the amount of $5.0 million of the total $8.0 million raised in such financing to maintain SBIR eligibility. Under the terms of these notes, we agreed that we will not draw down any amount under our existing senior secured credit facility with First National Bank or incur additional indebtedness other than under certain limited conditions. In addition, if we lose eligibility or elect to no longer compete for SBIR contracts prior to December 30, 2009, the holder of our $5.0 million senior convertible promissory notes has the right, at its discretion, to convert some or all of the principal and interest amounts into shares of our common stock, which would result in further dilution to our existing stockholders.

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

We face or will face substantial competition from a variety of companies in several different markets. Our competitors in contract research include, but are not limited to, companies such as General Dynamics Corporation, Lockheed Martin Corporation, SAIC, Inc. and SRA International, Inc. In the instrumentation and test and measurement products market, our competitors include, but are not limited to, large companies such as Agilent Technologies, Inc., Analog Devices, Inc., Freescale Semiconductor, Inc., JDS Uniphase Corp., Robert Bosch GmbH and Silicon Sensing, as well as emerging companies. In addition, in the MRI contrast agent market our competitors include Amersham Plc, Berlex Laboratories, Inc., Bracco Diagnostics, Inc., and Mallinckrodt Inc.

The products that we have developed or are currently developing will compete with other technologically innovative products as well as products incorporating conventional materials and technologies. We expect that our products will face competition in a wide range of industries, including telecommunications, industrial instrumentation, healthcare, military and security applications.

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

We have produced most of our products on a custom order basis rather than pursuant to large contracts that require production on a large volume basis. Accordingly, other than the commercial manufacture of products by our Luna Technologies Division, we have no experience manufacturing products in large volume. Because our experience in large scale manufacturing is limited, we may encounter unforeseen difficulties in our efforts to manufacture other products or materials in commercial quantities or have to rely on third-party contractors over which we do not have direct control to manufacture our products. For example, we have engaged a third-party contract manufacturer to produce our line of tunable lasers. We also may need to develop or in-license Trimetasphere nanomaterial purification and isolation technology, which would result in manufacturing delays or shortfalls. We may also encounter difficulties and delays in manufacturing our products for the following reasons:

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

If we are unable to keep up with demand for our products, our revenue growth could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. Moreover, failure to develop and maintain a U.S. market for goods developed with U.S. government-licensed technology may result in the cancellation of the relevant U.S. government licenses. Our inability to manufacture our products successfully would have a material adverse effect on our revenues.

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

While none of our current products are known by us to be hazardous or subject to environmental regulation, it is possible our current or future products, particularly carbon-based nanomaterials, may become subject to environmental regulation. We intend to develop and sell carbon-based nanomaterials as well as nanotechnology-enabled products, which are products that include nanomaterials as a component to enhance those products’ performance. Nanomaterials and nanotechnology-enabled products have a limited historical safety record. Because of their size or shape or because they may contain harmful elements, such as gadolinium and other rare-earth metals, our products could pose a safety risk to human health or the environment. These characteristics may also cause countries to adopt regulations in the future prohibiting or limiting the manufacture, distribution or use of nanomaterials or nanotechnology-enabled products. Such regulations may inhibit our ability to sell some products containing those materials and thereby harm our business or impair our ability to develop commercially viable products.

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

Our Products Division currently conducts business internationally and we might considerably expand our international activities in the future. Our international business operations are subject to a variety of risks associated with conducting business internationally, including:

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

In March 2006, our senior management became aware that seven foreign national citizens who were working for us had access to International Traffic in Arms Regulations, or ITAR, controlled technical data. Such data may be deemed to have been exported/disclosed to certain of these individuals without the required export licenses. Following this discovery, in an effort to ensure full compliance with ITAR we submitted voluntary disclosure of these circumstances to the U.S. Department of State in April 2006. In December 2006, we received a letter from U.S. Department of State stating that they have completed their review of our voluntary disclosure and were closing this case without taking civil penalty action authorized under ITAR Sec. 127.10. The government, however, reserved the right to reopen the case if the circumstances warrant.

In addition to the risk of government audits and investigations, U.S. government contracts and grants impose requirements on contractors and grantees relating to ethics and business practices, which carry civil and criminal penalties ranging from monetary fines, assessments, loss of the ability to do business with the U.S. government and certain other criminal penalties.

We may also be prohibited from commercially selling certain products that we develop under our Technology Development Division or related products based on the same core technologies if the U.S. government determines that the commercial availability of those products could pose a risk to national security. For example, certain of our wireless technologies have been classified as secret by the U.S. government and as a result we cannot sell them commercially. Any of these determinations would limit our ability to generate product sales and license revenues.

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

In general, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market our EDAC and EN-TACT products for clinical use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Food, Drug, and Cosmetic Act. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval, or PMA, application for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfather status, we will be required to obtain FDA approval by submitting a PMA.

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

•

the Reports of Corrections and Removals regulation, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FDC Act that may pose a risk to health; and

•

the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

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

Our commercial success will depend in part on our obtaining and maintaining patent, trade secret, copyright and trademark protection of our technologies in the United States and other jurisdictions as well as successfully enforcing this intellectual property and defending this intellectual property against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable intellectual property protections, such as patents or trade secrets, cover them. In particular, we place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. The degree of future protection of our proprietary rights is also uncertain for products that are currently in the early stages of development—such as the Trimetasphere ™ carbon nanomaterials products-because we cannot predict which of these products will ultimately reach the commercial market or whether the commercial versions of these products will incorporate proprietary technologies.

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

Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, protection of certain of our intellectual property may be unavailable or limited in the United States or in foreign countries, and certain of our products—including our Trimetasphere™ carbon nanomaterials products-do not have foreign patent protection. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, or circumvented, and the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, and in the case of certain products no foreign patents were filed or can be filed. This could make it easier for competitors to capture or increase their market share with respect to related technologies. Although we are not currently involved in any legal proceedings related to intellectual property, we could incur substantial costs to bring suits in which we may assert our patent rights against others or defend ourselves in suits brought against us. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

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

Some of our patents may cover inventions that were conceived or first reduced to practice under, or in connection with, U.S. government contracts or other federal funding agreements. With respect to inventions conceived or first reduced to practice under a federal funding agreement, the U.S. government may retain a nonexclusive, non-transferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States the invention throughout the world. We may not be successful in our efforts to retain title in patents, maintain ownership of intellectual property or in limiting the U.S. government’s rights in our proprietary technologies and intellectual property whether such intellectual property was developed in the performance of a federal funding agreement or developed at private expense.

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

Before our initial public offering, there was no public market for our common stock, and in the future, an active public trading market may not be sustained. The public trading price for our common stock will continue to be affected by a number of factors, including:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	variations in our or our competitors’ results of operations or cash flows;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, litigation;

•	any major change in our board of directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors and to litigation;

•	a lack of, limited or negative industry or security analyst coverage; and

•	developments in our industry.

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

As of June 2, 2006, the date of our initial public offering, employees and former employees holding approximately 1.8 million shares of our common stock or options exercisable for our common stock had entered into an agreement to not sell more than 20.0% of such shares in any year during the five years following the effective date of our initial public offering, provided that if any shares subject to such annual limit are not sold in a given year then such shares may be sold in subsequent years. In addition, certain members of our management holding options exercisable for approximately 2.2 million shares of our common stock had entered into an agreement not to sell more than 15.0% of such shares in any year during the five years following the effective date of such initial public offering. On January 23, 2007, certain members of our management team entered into amended and restated stock sale restriction agreements whereby such officers agreed not to sell more than a fixed number of beneficially held shares of our common stock for a two year period ending December 31, 2008. At the time these agreements were entered into, such officers beneficially owned an aggregate of 5,010,453 shares of our common stock, including vested and unvested options to purchase common stock, which are subject to the sale restriction agreements. We have the right to waive any of these resale restrictions for employees and management at our discretion, and in such instance, the shares would become freely tradable. Upon the expiration or waiver of these resale restrictions, these individuals may sell, or the public market may perceive that these individuals will sell, a large number of shares of our common stock, which may cause the market price of our common stock to decline.

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

As of March 31, 2007, our directors and management collectively controlled approximately 52.8% of our outstanding common stock.

As of March 31, 2007, our directors and executive officers and their affiliates collectively controlled approximately 52.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. You and other stockholders will have minimal influence over these actions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2007

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Luna Innovations Incorporated
Date: May 15, 2007
	By:	/s/ DALE E. MESSICK
Dale E. Messick
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant. (Exhibit 3.4)

10.1	Commercial Lease by and between Luna Innovations Incorporated and Canvasback Real Estate & Investments LLC (“Lessor”) dated March 19, 2007. (Exhibit 10.1)

10.2(3)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Kent A. Murphy, dated as of January 23, 2007. (Exhibit 10.1)

10.3(3)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Dale E. Messick, dated as of January 23, 2007. (Exhibit 10.2)

10.4(3)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Scott A. Graeff, dated as of January 23, 2007. (Exhibit 10.3)

10.5(3)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Robert P. Lenk, dated as of January 23, 2007. (Exhibit 10.4)

10.6(3)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Scott A. Meller, dated as of January 23, 2007. (Exhibit 10.5)

10.7(3)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Michael F. Gunther, dated as of January 23, 2007. (Exhibit 10.6)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (file No. 000-52008). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 2, 2006 (file No. 333-131764). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated January 23, 2007 (file No. 000-52008). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.