Form 10-Q
period 2007-06-30
LUNA INNOVATIONS INC
filed 2007-08-13
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2007, there were 10,271,020 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,933,115	$17,866,753
Accounts receivable, net	7,999,979	7,233,406
Refundable income taxes	396,062	396,062
Inventory	1,334,619	843,294
Other current assets	447,039	503,703

Total current assets	24,110,814	26,843,218
Property and equipment, net	6,271,336	5,730,094
Intangible assets, net	1,965,947	2,031,489
Deferred tax asset	600,000	600,000
Other assets	12,355	12,413

Total assets	$32,960,452	$35,217,214

Liabilities and stockholders’ equity
Current liabilities
Current portion of capital lease obligation	$58,708	$85,378
Current portion of long-term debt obligation	—	214,955
Accounts payable	2,093,850	2,757,381
Accrued liabilities	4,367,025	3,627,277
Deferred credits	2,268,262	874,676

Total current liabilities	8,787,845	7,559,667
Long-term capital lease obligation	12,039	27,873
Long-term debt obligation	5,000,000	5,000,000
Deferred credits	604,418	554,418

Total liabilities	14,404,302	13,141,958

Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized at June 30, 2007 and December 31, 2006, 10,250,208 and 9,911,546 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	10,250	9,912
Additional paid-in capital	32,926,183	31,585,762
Accumulated deficit	(14,380,283)	(9,520,418)

Total stockholders’ equity	18,556,150	22,075,256

Total liabilities and stockholders’ equity	$32,960,452	$35,217,214

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$5,852,109	$4,170,273	$11,138,706	$8,091,212
Product and license revenues	2,003,171	762,442	3,786,747	1,357,740

Total revenues	7,855,280	4,932,715	14,925,453	9,448,952
Cost of revenues:
Technology development costs	4,048,424	3,105,289	7,898,039	6,013,124
Product and license costs	911,768	408,219	1,712,189	674,270

Total cost of revenues	4,960,192	3,513,508	9,610,228	6,687,394

Gross Profit	2,895,088	1,419,207	5,315,225	2,761,558
Operating expense	5,185,965	4,252,343	10,400,984	7,694,351

Operating loss	(2,290,877)	(2,833,136)	(5,085,759)	(4,932,793)

Other income
Other income	—	3,110	519	9,397
Interest income, net	113,107	109,185	225,375	113,145

Total other income	113,107	112,295	225,894	122,542

Loss before income taxes	(2,177,770)	(2,720,841)	(4,859,865)	(4,810,251)
Income tax expense (benefit)	—	—	—	—

Net loss	$(2,177,770)	$(2,720,841)	$(4,859,865)	$(4,810,251)

Net loss per share:
Basic	$(0.21)	$(0.37)	$(0.48)	$(0.72)

Diluted	$(0.21)	$(0.37)	$(0.48)	$(0.72)

Weighted average shares:
Basic	10,136,446	7,277,964	10,053,371	6,677,306

Diluted	10,136,446	7,277,964	10,053,371	6,677,306

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2007	2006
	(unaudited)
Cash flows used in operating activities
Net loss	$(4,859,865)	$(4,810,251)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	892,838	502,401
Share-based compensation	1,096,555	761,282
Change in assets and liabilities:
Accounts receivable	(766,573)	981,715
Refundable income taxes	—	118,735
Inventory	(491,325)	—
Other current assets	56,721	(466,093)
Accounts payable and accrued expenses	76,216	709,875
Deferred credits	1,443,585	(489,876)

Net cash used in operating activities	(2,551,848)	(2,698,212)

Cash flows used in investing activities
Acquisition of property and equipment	(1,171,747)	(632,587)
Intangible property costs	(196,790)	(197,300)

Net cash used in investing activities	(1,368,537)	(829,887)

Cash flows from financing activities
Payments on capital lease obligations	(42,504)	(49,899)
Proceeds from the issuance of common stock, net	—	17,660,608
Proceeds from the exercise of options and warrants	244,206	79,028
Payment of debt	(214,955)	—

Net cash (used in) provided by financing activities	(13,253)	17,689,737

Net change in cash	(3,933,638)	14,161,638
Cash and cash equivalents —beginning of period	17,866,753	12,514,839

Cash and cash equivalents —end of period	$13,933,115	$26,676,477

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“Luna Innovations”) was incorporated in the Commonwealth of Virginia in 1990 and subsequently reincorporated in the State of Delaware in April 2003. We research, develop and commercialize innovative technologies in two primary areas of focus: instrumentation and test & measurement products and healthcare products. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill unmet market needs and then take these technologies from the applied research stage through commercialization.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals, considered necessary to present fairly our financial position at June 30, 2007 and results of operations and cash flows for the three and six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Per share amounts for all periods presented in this report have been adjusted to reflect the 1-for-1.7691911 reverse stock split of our common stock occurring on May 23, 2006. All applicable share and per share amounts in the financial statements give pro forma effect to such split. The following information presents the pro forma effect of such split on basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,177,770)	$(2,720,841)	$(4,859,865)	$(4,810,251)
Weighted average shares—basic	10,136,446	7,277,964	10,053,371	6,677,306
Dilutive effect of common stock equivalents: Shares issued upon the exercise of stock options and warrants	—	—	—	—

Weighted averages shares—diluted	10,136,446	7,277,964	10,053,371	6,677,306

Net loss per share—basic	$(0.21)	$(0.37)	$(0.48)	$(0.72)

Net loss per share—diluted	$(0.21)	$(0.37)	$(0.48)	$(0.72)

The effect of 3,239,961 and 4,084,989 common stock equivalents are ignored for the three months ended June 30, 2007 and 2006, respectively, as they are antidilutive to earnings per share. In addition, the conversion of the $5.0 million in senior convertible promissory notes would have been antidilutive for such periods.

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

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Risk-free interest rate range	4.50 to 4.96%	4.96 to 5.20%
Expected life of option—range of years	7.5	7.0 – 7.5
Expected stock price volatility	56.8 to 64%	64%
Expected dividend yield	—	—

The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility for the three months ended June 30, 2007 is based upon the volatility of our common stock price for the 12 month period beginning July 1, 2006 and ending June 30, 2007. Expected volatility for the six months ended June 30, 2006 was based on the average volatility of comparable public companies due to the lack of historical market price data for our stock on such date. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company.

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
		Range
Balance, December 31, 2006	4,982,594	$0.35 -$7.08	$1.26	12,215,503	2,322,665	$2.99	1,961,849
Granted	379,000	$3.67 -$3.69	$3.69
Exercised	(107,591)	$0.35 -$1.77	$0.43
Canceled	(38,288)	$0.35 -$6.00	$4.00
Balance, March 31, 2007	5,215,715	$0.35 -$7.08	$1.43	10,978,075	2,638,065	$0.75	6,987,607
Granted	228,650	$3.16 - $4.72	$3.84
Exercised	(211,950)	$0.35 - $1.77	$0.94
Canceled	(139,097)	$0.35 - $6.00	$1.52
Balance, June 30, 2007	5,093,318	$0.35 - $7.08	$1.56	14,724,876	2,652,454	$0.81	9,473,547

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The aggregate intrinsic value is based on the price of $4.37 on June 30, 2007. The price on June 30, 2007 represents the closing price of the Company’s Common Stock on the NASDAQ Global Market.

At June 30, 2007, our 5,093,318 million outstanding stock options had a weighted average remaining contractual term of 8.1 years, and our 2,652,454 million outstanding and exercisable stock options had a weighted average remaining contractual term of 7.5 years.

For the three months ended June 30, 2007 and 2006, we recognized $558,343 and $352,595 in share-based payment expense and for the six months ended June 30, 2007 and 2006, we recognized $1,096,555 and $761,282 in share-based payment expense. We will recognize approximately $6.5 million over the remaining requisite service period of approximately four years.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax to be applicable to the full fiscal year. A deferred tax asset of $600,000 was recorded at December 31, 2006 and June 30, 2007, based upon management’s assessment that more likely than not the benefit will be realized in future periods.

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

At the end of June 2007, the Company entered into a new line of credit agreement with First National Bank (FNB) for a 364 day term. The new line of credit increased the amount available to borrow from $2.5 million to $3.0 million. There were no outstanding balances on our line of credit with First National Bank (FNB) at June 30, 2007 and at December 31, 2006, and no borrowings during the six month period ended June 30, 2007. The agreement also includes a $1.0 million sub-limit under the line of credit for the issuance of letters of credit, and FNB issued a $719,500 letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, in conjunction with the Company’s execution of an office lease.

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

Concurrent with the initial public offering, all outstanding shares of our Class A voting Common Stock, Class B non-voting Common Stock, and Class C voting Common Stock were converted to shares of common stock on a one-for-one basis. All outstanding shares of our Redeemable Class B Common Stock converted to common stock on a one-for-one basis as the successful initial public offering eliminated the redeemable feature of such shares. We also issued 96,724 shares of common stock to Carilion Clinic in accordance with the anti-dilution provisions of our previous amended and restated certificate of incorporation, which was adopted in connection with our Class C Common Stock financing in December 2005. Upon the closing of our initial public offering the total authorized shares of our capital stock increased to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

For the six months ended June 30, 2007, our capital structure changed as follows:

	Common Stock		Additional Paid-in Capital
	Shares	$
Balances, December 31, 2006	9,911,546	$9,912	$31,585,762
Exercise of stock options	107,591	107	46,206
Share-based compensation			522,389

Balances, March 31, 2007	10,022,254	$10,022	$32,154,357

Exercise of stock options	211,950	212	197,649
Share-based compensation	—	—	574,166
Warrants exercised and stock issued	11,294	11	11
Balances, June 30, 2007	10,250,208	10,250	32,926,183

4.	Operating Segments

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

The Product and Licensing segment develops and sells products or licenses technologies based on commercially viable concepts developed, in whole or in part, by the Technology Development segment. The Product and Licensing segment derives its revenue from product sales, product development fees and technology licenses.

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

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Technology Development Revenue	$5,852,109	$4,170,273	$11,138,706	$8,091,212
Product and License Revenue	2,003,171	762,442	3,786,747	1,357,740

Total Revenue	$7,855,280	$4,932,715	$14,925,453	$9,448,952

Technology Development Operating Loss	$(830,162)	$(878,406)	$(1,940,975)	$(1,914,400)
Product and License Operating Loss	(1,460,715)	(1,954,730)	(3,144,784)	(3,018,393)

Total Operating Loss	$(2,290,877)	$(2,833,136)	$(5,085,759)	$(4,932,793)

Additional segment information is as follows:

	June 30, 2007	December 31, 2006
Total segment assets:
Technology Development	$29,102,013	$29,108,744
Product and License	3,858,439	6,108,470

Total	$32,960,452	$35,217,214

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 61% and 73% of total consolidated revenues for the three months ended June 30, 2007 and 2006, and 62% and 74% of revenues for the six months ending June 30, 2007 and June 30, 2006, respectively.

International revenues (customers outside of the United States) accounted for 0.0% and 4.6% of total revenues for the three months ended June 30, 2007 and 2006, and 0.6% and 3.2% of total revenues for the six months ended June 30, 2007 and June 30, 2006.

5.	Contingencies and Guarantees

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. On June 22, 2007, Hansen Medical, Inc. (“Hansen”) filed a lawsuit against us in California State Court, Santa Clara County, alleging misappropriation of trade secrets, unfair competition, breach of contract, and breach of the implied covenant of good faith and fair dealing. The claims allegedly stem from our past relationship with Hansen and our past and future relationship with Intuitive Surgical, Inc. (“Intuitive”). The lawsuit makes an unspecified claim for damages, however Hansen has not indicated how it will substantiate such damages and we are unable to reasonably estimate the amount of damages, if any, that Hansen will seek. We cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.

The Company has an outstanding letter of credit at June 30, 2007, of $719,500 to the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. This letter of credit expires in 2011.

The Company has an agreement with two suppliers to purchase inventory and estimates its noncancellable obligation to approximate $1.5 million through December 2008.

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

Overview

We research, develop and commercialize innovative technologies in two primary areas of focus: instrumentation and test & measurement products and healthcare products. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill unmet market needs and then take these technologies from the applied research stage through commercialization.

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

Our revenues were $7.9 million and $4.9 million during the three months ended June 30, 2007 and 2006, respectively, and we had net losses of $2.2 million and $2.7 million for the same periods, respectively. We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues grew from $4.1 million to $5.9 million for the three months ended June 30, 2006 and 2007, respectively. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $24.8 million as of June 30, 2007.

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

In connection with becoming a public company, we have and will continue to incur significant additional expenses such as audit fees, professional fees, increased directors’ and officers’ insurance, advisory board and board of directors compensation, and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses were not incurred by us in prior periods. In addition, upon receiving the net proceeds from our initial public offering, we implemented a strategy for expansion that has significantly increased our operating expenses and will likely continue to result in substantial losses. We incurred consolidated net losses of approximately $4.9 million and $4.8 million for the six month periods ended June 30, 2007 and 2006, respectively. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we will continue to incur losses in 2007 and that these losses could be substantial.

As a result of the adoption of the provisions of the Financial Accounting Standards Board’s revised Statement of Financial Accounting Standards No. 123 Share-Based Payment (SFAS No. 123R), our operating expenses for 2006 and to date for fiscal year 2007 include stock-based compensation charges. We recorded stock-based compensation charges of $0.6 million for the three months ended June 30, 2007. We also expect to record an aggregate stock-based compensation charge for stock options granted through June 30, 2007 of $6.5 million to be recognized over years 2007 through 2011.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development (contract research), contract product development, and product sales. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and currently represent approximately 25% of our total revenues.

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

Interest Income/Expense

Interest expense historically related primarily to interest we paid under our senior secured revolving credit facility. As of June 30, 2007, there was no amount outstanding on our credit facility. Interest expense includes interest accrued on the outstanding aggregate principal of the senior convertible promissory notes issued to Carilion Clinic on December 30, 2005.

Interest income includes amounts earned on our cash deposits with financial institutions. During 2006 and the first two quarters of 2007, the company invested the proceeds of the Carilion financing transactions and the net proceeds from its initial public offering in a money market account and draws from that account as needed to fund ongoing operations.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Total revenues increased 59% to $7.9 million for the three months ended June 30, 2007, from $4.9 million for the three months ended June 30, 2006. The increase was due in part to increased product sales related to our Luna Technologies Division. Our acquisition of Luna Technologies in September 2005 and the subsequent product sales by that division are key elements of our strategic transition towards our goal of increased product sales revenues. We generated approximately $2.0 million in product sales in the second quarter of 2007 as compared with $0.8 million in the second quarter of 2006.

Growth in our technology development revenues also contributed to our overall growth in revenues for the second quarter of 2007 as compared with the second quarter of 2006. Technology development revenues increased 40% to $5.9 million for the three months ended June 30, 2007 from $4.2 million for the corresponding 2006 period. This increase was primarily a result of a continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel.

Cost of Revenues

Cost of revenues increased 41% to $5.0 million for the three months ended June 30, 2007 from $3.5 million for the corresponding 2006 period. The main component of this overall increase was increased costs of labor and materials related to increases in technology development revenue. New technology development cost of sales increases accounted for approximately $0.9 million, or 65%, and product sales cost increases accounted for approximately $0.5 million, or 35%, respectively, of the overall increase in costs of revenues.

Technology development costs increased 30% to $4.0 million for the three months ended June 30, 2007 from $3.1 million in the same period in 2006. This increase was consistent with the 40% increase in our technology development revenues, and was comprised primarily of additional direct labor and the technology associated overhead related to research and development activities.

Our overall gross margin improved as compared with the second quarter of 2006. Our overall gross margin during the three months ended June 30, 2007 was 37% compared to 29% during the same period in 2006. During the three months ended June 30, 2007, technology development activity returned a gross margin of approximately 31% compared to 26% in the same period of 2006. Product sales activity returned a gross margin of 55% for the three months ended June 30, 2007, compared to 46% for the same period in 2006. One of our objectives in seeking greater relative product sales is based on the goal of achieving higher margins to improve our overall profitability.

Operating Expense

Operating expense increased 22% to $5.2 million for the three months ended June 30, 2007 from $4.3 million for the corresponding quarter in 2006. Much of the increase in the second quarter of 2007 as compared to the same period in 2006 was due to indirect expenses in connection with implementing our business plan relating to commercializing new products and increasing our product sales capabilities, as well as the costs associated with becoming a public company. Consistent with our strategy of building a growing portfolio of businesses and products, we were and are actively hiring additional staff with related recruitment and relocation charges, incurring legal and professional fees and implementing various internal changes to prepare and to strengthen our existing infrastructure and management resources as a result of becoming a public company. With the completion of our second round financing with Carilion Clinic in December 2005, and the proceeds from our IPO in June 2006, we gained the necessary resources to begin implementing many of these important changes to our business. We expect that our operating expenses will remain at these increased levels in the coming months due to our continued growth and development and compliance with the various regulatory requirements associated with being a public company. Our operating expenses of $5.1 million incurred in the second quarter of 2007 were consistent with our operating expense of $5.2 million incurred in the immediately preceding quarter.

Other Income (Expense)

Net interest income increased from about $109,000 to $113,000 between June 30, 2006 and 2007, respectively, which was attributable to earnings on invested cash. Nearly all of the interest expense during the three months ended June 30, 2007, was incurred on our senior convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the three month period ended June 30, 2007, interest expense on such notes was approximately $100,000. Interest income for the three months ended June 30, 2007, totaled $167,000. Finally, during the second quarter of 2007, we did not have an outstanding balance on our $3.0 million line of credit, and did not incur interest expense on that line of credit in the second quarter of 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Total revenues increased 58% to $14.9 million for the six months ended June 30, 2007, from $9.4 million for the six months ended June 30, 2006. The increase was due in part to increased product sales related to our Luna Technologies Division. Our acquisition of Luna Technologies in September 2005 and the subsequent product sales by that division are key elements of our strategic transition towards our goal of increased product sales revenues. We generated approximately $3.8 million in product sales in the first and second quarter of 2007 as compared with $1.4 million in the first and second quarter of 2006.

Growth in our technology development revenues also contributed to our overall growth in revenues for the first and second quarter of 2007 as compared with the first and second quarter of 2006. Technology development revenues increased 38% to $11.1 million for the six months ended June 30, 2007 from $8.1 million for the corresponding 2006 period. This increase was primarily a result of a continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel.

Cost of Revenues

Cost of revenues increased 44% to $9.6 million for the six months ended June 30, 2007 from $6.7 million for the corresponding 2006 period. The main component of this overall increase was increased costs of labor and materials related to increases in technology development revenue. New technology development cost of sales increases accounted for approximately $1.9 million, or 64%, and product sales cost increases accounted for approximately $1.0 million, or 36%, respectively, of the overall increase in costs of revenues.

Technology development costs increased 31% to $7.9 million for the six months ended June 30, 2007 from $6.0 million in the same period in 2006. This increase was consistent with the 58% increase in our technology development revenues, and was comprised primarily of additional direct labor and the technology associated overhead related to research and development activities.

Our overall gross margin improved as compared with the first six months of 2006. Our overall gross margin during the six months ended June 30, 2007 was 36% compared to 29% during the same period in 2006. During the six months ended June 30, 2007, technology development activity returned a gross margin of approximately 29% compared to 25% in the same period of 2006. Product sales activity returned a gross margin of 55% for the six months ended June 30, 2007, compared to 43% for the same period in 2006. One of our objectives in seeking greater relative product sales is based on the goal of achieving higher margins to improve our overall profitability.

Operating Expense

Operating expense increased 35% to $10.4 million for the six months ended June 30, 2007 from $7.7 million for the corresponding period in 2006. Much of the increase in the first six months of 2007 as compared to the same period in 2006 was due to indirect expenses in connection with implementing our business plan relating to commercializing new products and increasing our product sales capabilities, as well as the costs associated with becoming a public company. Consistent with our strategy of building a growing portfolio of businesses and products, we were and are actively hiring additional staff with related recruitment and relocation charges, incurring legal and professional fees and implementing various internal changes to prepare and to strengthen our existing infrastructure and management resources as a result of becoming a public company. With the completion of our second round financing with Carilion Clinic in December 2005, and the proceeds from our IPO in June 2006, we gained the necessary resources to begin implementing many of these important changes to our business. We expect that our operating expenses will remain at these increased levels in the coming months due to our continued growth and development and compliance with the various regulatory requirements associated with being a public company.

Other Income (Expense)

Net interest income increased from $0.1 million to $0.2 million for the six months ended June 30, 2006 and 2007, respectively, which was attributable to earnings on invested cash. Nearly all of the interest expense during the six months ended June 30, 2007, was incurred on our senior convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the six month period ended June 30, 2007, interest expense on such notes was approximately $0.2 million. The proceeds from our initial public offering in 2006 resulted in our holding significantly greater interest-bearing balances in the six months ended June 30, 2007, than during the same period in 2006. Interest income for the six months ended June 30, 2007, totaled $0.2 million. Finally, during the first six months of 2007, we did not have an outstanding balance on our $3.0 million line of credit. As such, we did not incur interest expense on that line of credit in the first six months of 2007.

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

We have a $3.0 million senior secured revolving credit facility with First National Bank that is collateralized by a security interest in substantially all of our assets. The interest rate on borrowings under our secured revolving credit facility is equal to the prime rate, limited to no less than 6.0% and no greater than 10.0% per annum, with interest payable monthly. This agreement also provides a $1.0 million sub-limit for letters of credit and currently expires June 30, 2008. The senior secured revolving credit facility contains covenants which require us to maintain $1.0 to $2.0 million in liquidity depending on our outstanding balance. Additionally, without First National Bank’s prior approval, we may not make a direct loan to an affiliate or subsidiary of ours exceeding $500,000 annually, guaranty the debt of our affiliate or subsidiary or incur debt in excess of $200 thousand with other third parties. Finally, we are obligated to continue to provide First National Bank an assignment of life insurance in a minimum amount of $1.0 million on the life of Kent A. Murphy, covering all of our indebtedness to First National Bank. As of June 30, 2007, there was no outstanding borrowing on this credit line. With the exception of our obligations under the senior convertible promissory notes, the senior secured revolving credit facility and our capital lease, we have no other debt outstanding.

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

Discussion of Cash Flows

Recent Activity

We used approximately $2.6 million and $2.7 million of net cash from operations during the six months ended June 30, 2007 and 2006, respectively. The decrease in cash used in operations resulted from an increase of $50,000 in net loss, offset by the $0.7 million impact of increased non-cash changes for depreciation, amortization, and share-based compensation. Additionally, changes in working capital accounts provided a net $0.3 million in cash from operating activities for the six months ended June 30, 2007 compared to $0.8 million for the six months ended June 30, 2006. The change in working capital accounts for the six months ended June 30, 2007 includes a $1.4 million increase in deferred revenue arising from the timing difference between receipt of cash and the recognition of revenue for certain long-term development contracts to be accounted for using the percentage of completion method.

Cash used in investing activities for the six months ended June 30, 2007 related primarily to the purchase of property and equipment and legal fees associated with securing patent rights to certain technology. Our overall cash used in investing activities was $1.4 million in the six months ended June 30, 2007, compared to $0.8 million in the corresponding June 30, 2006 period. This increase was due primarily to capital expenditures to support our increase in personnel and test equipment requirements. In future months, we expect to maintain a lower rate of growth in net cash used in investing activities as we believe that we now have the necessary resources to begin and complete a number of longer-term investments in our growth.

Cash flows used by financing activities for the six months ended June 30, 2007 was $13,000, representing a decrease in cash flow from cash generated by financing activities for the six months ended June 30, 2006. Cash generated by financing activities for the six months ended June 30, 2006 consisted of proceeds from the issuance of common stock of $17.7 million, related to Luna’s Initial Public Offering. Luna did not draw additional financing from our line of credit or other sources in the first six months of 2007.

At June 30, 2007, total cash and cash equivalents were approximately $13.9 million. We believe that our current cash on hand and cash available under our line of credit agreement will be sufficient to fund operations for the next 12 months.

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

Our Luna Technologies Division has an agreement with a supplier to purchase tunable lasers and estimates its noncancellable obligation to be approximately $1.5 million through 2008.

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

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. As of June 30, 2007, we had $13.1 million deposited in cash and cash equivalents bearing a weighted-average interest rate of 5.21%.

Foreign Currency Exchange Rate Risk

Our product sales to foreign customers are denominated in U.S. dollars and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We do not believe we have material weaknesses or significant deficiencies related to our policies and procedures, including those that pertain to maintenance of records, authorizations of receipts and expenditures, or prevention or timely detection of unauthorized acquisition, use, or disposition of our assets. However, we have not performed specific tests to determine the effectiveness of key controls within these policies and procedures. We intend to monitor those policies and procedures in connection with the establishment of a formally documented system of internal control. We are continuing documentation of our internal controls processes in order to identify additional areas for improvement as well as in anticipation of our need to comply with the requirements of the Sarbanes-Oxley Act of 2002.

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

In July 2005, we received a letter from legal counsel retained by a former employee and consultant that such law firm is investigating whether such former employee has any claims against us, including breaches of contract, fiduciary duty, implied covenants of good faith and fair dealing as well as potential violations of minority stockholder rights that such former employee may have as a stockholder in one of our subsidiaries. On May 30, 2006, we were served process of a complaint filed by the former employee in the Circuit Court for the City of Roanoke, Virginia, alleging that we breached our consulting contract with the former employee, and that we are indebted to the former employee in an unspecified amount of at least one hundred thousand dollars. We have answered the complaint and intend to defend the company vigorously in this matter. While we believe the former employee’s claims are without merit, counsel for such former employee has indicated that it may file additional claims against us. We cannot predict whether such former employee will file additional litigation against us or our subsidiaries or the ultimate outcome of any such litigation.

On June 22, 2007, Hansen Medical, Inc. (“Hansen”) filed a lawsuit against us in California State Court, Santa Clara County, alleging misappropriation of trade secrets, unfair competition, breach of contract, and breach of the implied covenant of good faith and fair dealing. The claims allegedly stem from our past relationship with Hansen and our past and future relationship with Intuitive Surgical, Inc. (“Intuitive”). The lawsuit makes an unspecified claim for damages, however Hansen has not indicated how it will substantiate such damages and we are unable to reasonably estimate the amount of damages, if any, that Hansen will seek. In addition, Hansen may seek equitable relief, including, for example, an injunction to prevent us from misusing Hansen’s trade secrets or proprietary information or an injunction to prevent us from working with Intuitive. This litigation is in its early stages. No discovery has been exchanged yet, and no trial date has been set. We believe Hansen’s allegations are without merit and we intend to vigorously defend ourselves in this lawsuit. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.

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

We need to expand our personnel resources to grow our business effectively. We believe that sustained growth at a higher rate will place a strain on our management, as well as on our other human resources. To manage this growth, we must continue to attract and retain qualified management, professional, scientific and technical and operating personnel. During the most recently completed calendar quarter, the labor market, particularly for highly-specialized scientists and engineers remained tight. If we are unable to recruit a sufficient number of qualified personnel, we may be unable to staff and manage projects adequately, which may slow the rate of growth of our technology development revenue or our product development efforts.

We have incurred recent losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses which may be significant.

We incurred consolidated net losses of approximately $9.4 million for the year ended December 31, 2006, and $4.9 million for the six months ending June 30, 2007. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

Our business model and future growth depend on our ability to transition to a revenues mix that contains significantly larger product sales and license revenues components. Product sales and license revenues potentially offer greater scalability and higher gross margins than services-based technology development revenues. Our current plan is to increase our portfolio of commercial products and, accordingly, we expect that our future product sales and license revenues will represent a larger percentage of total revenues. However, if we are unable to develop and grow our product sales and license revenues to augment our technology development revenues, our ability to execute our business model or grow our business could suffer.

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

Our growth strategy requires that we not only identify new technologies that meet market needs, but that we also develop successful commercial products that address those needs. We face several challenges in developing successful new products. Many of our existing products and those currently under development-including our Trimetasphere carbon nanomaterials, which are nanomaterials in the form of a carbon sphere with three metal atoms enclosed inside-are technologically innovative and require significant and lengthy product development efforts. These efforts include planning, designing, developing and testing at the technological, product and manufacturing-process levels. These activities require us to make significant investments. Although there are many potential applications for our technologies, our resource constraints require us to focus on a limited number of products and to forgo other opportunities. We expect that one or more of the potential products we choose to develop will not be technologically feasible or will not achieve commercial acceptance, and we cannot predict which, if any, of our products we will successfully develop or commercialize.

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

The availability of highly trained and skilled technical and professional personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians and professional personnel is intense and competitors aggressively recruit key employees. In the past, we have experienced difficulties in recruiting and hiring these personnel as a result of the tight labor market in certain fields. This fact, combined with our growth strategy and future needs for additional experienced personnel, particularly in highly specialized areas such as nanomaterial manufacturing and innovative ultrasound technologies, may make it more difficult to meet all of our needs for these employees in a timely manner. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees, especially in technical fields where the supply of experienced qualified candidates is limited. Any failure to do so would have an adverse effect on our business.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 74% and 85% of our consolidated total revenues for the three months ended June 30, 2007 and 2006, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

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

We also derive a significant portion of our technology development revenues from SBIR contracts. SBIR revenues accounted for approximately 61% and 67% of our consolidated total revenues for the three months ended June 30, 2007 and 2006, respectively. Contract research, including SBIR, will remain a significant portion of our consolidated total revenues for the foreseeable future. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from non-SBIR contract research.

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

As of June 30, 2007, we, including all of our divisions, had approximately 222 full and part time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

The SBA may make an affiliation determination based on stock ownership. For example, the SBA may presume that two or more entities have the power to control a company if the entities each own, control or has the power to control, less than 50 percent of the company’s stock, such minority holdings are equal or approximately equal in size, and the aggregate of the minority holdings is large as compared to any other stock holding. However, this presumption may be rebutted by showing that such control or power to control does not in fact exist. As of June 30, 2007, Carilion Clinic held approximately 22.2% of our outstanding common stock, and Dr. Kent Murphy held approximately 26.8% of our outstanding common stock. Thus, applying the criteria stated above, the SBA could find that both Carilion Clinic and Dr. Murphy own less than 50% of the stock, their percentages are roughly equal, and their respective percentages are large compared to any other stock holding. We believe that the relative beneficial ownership of our individual stockholders rebuts the presumption of control by Carilion Clinic because the shares held by our executive officers and directors constitute the controlling interest in us. However, if the SBA were to make a determination that we are affiliated with Carilion Clinic, we would exceed the size limitations as Carilion Clinic has over 500 employees, and we therefore would lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure, complete our development activities, build our commercial scale manufacturing facilities and acquire complementary businesses and technologies. In 2006, we had a net loss of $9.4 million and used $9.1 million in cash for operations in addition to $3.4 million cash used for investing activities. For the second quarter ended June 30, 2007, we had a net loss of $2.2 million, and generated $0.3 million in cash for operations in addition to $0.4 million used for investing activities. Our balance of cash and cash equivalents as of June 30, 2007, was $13.9 million. Accordingly, in the future we may need to engage in equity or debt financings to secure additional funds to support our operations and investments in new products.

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

Hospitals and medical centers to which we intend to sell our EDAC QUANTIFIER product typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not permit reimbursement for services performed using our products, demand for our product may be negatively impacted.

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

Certain of our current and potential products will require regulatory clearances or approvals prior to commercialization. In particular, our Trimetasphere nanomaterial-based MRI contrast agent and our EDAC and EN-TACT ultrasound diagnostic devices for measuring certain medical conditions are considered a drug and medical devices, respectively, under the Federal Food, Drug & Cosmetic Act, or FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the Food and Drug Administration, or FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of these products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn. Our failure to obtain the necessary regulatory approvals, or our failure to obtain them in a timely manner, will prevent or delay our commercialization of new products and our business or our stock price could be adversely affected.

In general, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market our medical device products for clinical use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Food, Drug, and Cosmetic Act. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. In addition, if we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval, or PMA, application for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfather status, we will be required to obtain FDA approval by submitting a PMA.

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

Our medical device manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the FDA’s Quality System Regulations, or QSR. We are also required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our medical product operations until we comply with these regulations. Obtaining and maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards in future inspections and audits by regulatory authorities.

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

We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. We routinely obtain confidentiality agreements and contractual provisions with our collaborators, employees, and consultants to protect our trade secrets and proprietary know-how. These agreements may be breached and or may not have adequate remedies for such breach. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or scientific and other advisors, or those of our strategic partners, may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes unwilling to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to enforce our rights and our business could be harmed.

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

For example, a former customer recently filed a lawsuit against us alleging, among other things, misappropriation of trade secrets. The lawsuit makes an unspecified claim for damages, however the plaintiff has not indicated how it will substantiate such damages and we are unable to reasonably estimate the amount of damages, if any, that it will seek. In addition, the plaintiff in the suit may seek equitable relief, including, for example, an injunction to prevent us from misusing the plaintiff’s trade secrets or proprietary information or an injunction to prevent us from working with other companies. We believe the allegations are without merit and we intend to vigorously defend ourselves in this lawsuit. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.

In another example, we acquired a business that had received a letter in 2002 from a competitor alleging infringement of certain patents. The competitor sent an additional letter on January 14, 2004 to the business that we acquired, again alleging infringement of the competitor’s patents. Neither we nor the business that we acquired have received any further communications from this third party. We cannot currently predict whether this third party, or any other third party, will assert a claim against us, or whether any third parties that have asserted such claims against businesses that we have acquired will assert claims or pursue infringement litigation against us; nor can we predict the ultimate outcome of any such potential claims or litigation.

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

In connection with the audit of our financial statements for the year ended December 31, 2006, our independent registered public accounting firm did not identify any material weaknesses or significant deficiencies in our internal control over financial reporting. Although we do not believe we have material weaknesses or significant deficiencies related to our policies and procedures, we have not performed specific tests to determine the effectiveness of key controls within these policies and procedures. We intend to monitor those policies and procedures in connection with the establishment of a formally documented system of internal control. We are continuing documentation of our internal control processes in order to identify additional areas for improvement as well as in anticipation of our future reporting requirements under the Sarbanes-Oxley Act of 2002.

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

As of June 30, 2007, our directors and management collectively controlled approximately 53% of our outstanding common stock.

As of June 30, 2007, our directors and executive officers and their affiliates collectively controlled approximately 53% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. You and other stockholders will have minimal influence over these actions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2007

During the three months ended June 30, 2007, we issued an aggregate of 11,294 shares of our common stock, $0.001 par value per share, upon the exercise of certain warrants issued in February 2006 to the former stockholders of Luna Technologies, Inc. These shares were issued pursuant to a net exercise provision the value of which was approximately $11,294. We believe these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were engaged by us in connection with such issuances.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2007, we held our 2007 annual meeting of stockholders. At the meeting the following actions were voted upon:

(a)	Election of the following two individuals as Class I directors to serve a three-year term expiring at the 2010 annual meeting of stockholders or until their respective successors have been elected and qualified:

Director	Votes For	Votes Withheld
Edward G. Murphy, Ph.D.	7,022,390	33,699

Kent A. Murphy, Ph.D.	7,019,665	36,424

The following directors’ terms of office continued after our 2007 annual meeting of stockholders: N. Leigh Anderson, Ph.D., John C. Backus, Bobbie Kilberg and Richard W. Roedel.

(b)	Ratification of the appointment of Grant Thornton, LLP as our independent registered public accounting firm for the year ending December 31, 2007.

Votes For	Votes Against	Abstained	Broker Non-Votes
7,036,093	12,963	7,033	none

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated

Date: August 13, 2007
	By:	/s/ DALE E. MESSICK
Dale E. Messick
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2 (2)	Amended and Restated Bylaws of the Registrant. (Exhibit 3.4)

10.1 (3) †	Development and Supply Agreement by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. dated June 11, 2007. (Exhibit 10.1)

10.2 †	Senior Management Bonus Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (file No. 000-52008). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 2, 2006 (file No. 333-131764). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated June 11, 2007 (file No. 000-52008). The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
†	Confidential treatment requested.