Form 10-Q
period 2007-09-30
LUNA INNOVATIONS INC
filed 2007-11-13
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 000-52008

LUNA INNOVATIONS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1560050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1 Riverside Circle, Suite 400

Roanoke, VA 24016

(Address of Principal Executive Offices)

(540) 769-8400

(Registrant’s Telephone Number, Including Area Code)

1703 South Jefferson Street

Roanoke, VA 24016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2007, there were 10,373,088 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,528,394	$17,866,753
Accounts receivable, net	8,779,631	7,233,406
Refundable income taxes	396,062	396,062
Inventory	1,551,020	843,294
Other current assets	375,958	503,703

Total current assets	23,631,065	26,843,218
Property and equipment, net	6,029,655	5,730,094
Intangible assets, net	1,961,815	2,031,489
Deferred tax asset	600,000	600,000
Other assets	11,304	12,413

Total assets	$32,233,839	$35,217,214

Liabilities and stockholders’ equity
Current liabilities
Current portion of capital lease obligation	$42,797	$85,378
Current portion of long-term debt obligation	—	214,955
Accounts payable	2,681,763	2,757,381
Accrued liabilities	4,774,346	3,627,277
Deferred credits	1,750,551	874,676

Total current liabilities	9,249,457	7,559,667
Long-term capital lease obligation	7,418	27,873
Long-term debt obligation	5,000,000	5,000,000
Deferred credits	604,418	554,418

Total liabilities	14,861,293	13,141,958

Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 10,342,565 and 9,911,546 shares issued and outstanding	10,342	9,912
Additional paid-in capital	33,580,843	31,585,762
Accumulated deficit	(16,218,639)	(9,520,418)

Total stockholders’ equity	17,372,546	22,075,256

Total liabilities and stockholders’ equity	$32,233,839	$35,217,214

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$5,952,747	$4,885,854	$17,091,452	$12,977,066
Product and license revenues	2,867,453	1,163,663	6,654,200	2,521,403

Total revenues	8,820,200	6,049,517	23,745,652	15,498,469
Cost of revenues:
Technology development costs	4,008,829	3,587,280	11,929,264	9,600,404
Product and license costs	1,281,367	520,699	2,670,916	1,194,969

Total cost of revenues	5,290,196	4,107,979	14,600,180	10,795,373

Gross Profit	3,530,004	1,941,538	9,145,472	4,703,096
Operating expense	5,511,561	4,110,926	16,182,168	11,805,277

Operating loss	(1,981,557)	(2,169,388)	(7,036,696)	(7,102,181)

Other income
Other income	49,515	934	47,904	10,331
Interest income, net	93,690	232,649	290,571	345,794

Total other income	143,205	233,583	338,475	356,125

Loss before income taxes	(1,838,352)	(1,935,805)	(6,698,221)	(6,746,056)
Income tax expense	—	12,829	—	12,829

Net loss	$(1,838,352)	$(1,948,634)	$(6,698,221)	$(6,758,885)

Net loss per share:
Basic	$(0.18)	$(0.20)	$(0.66)	$(0.87)

Diluted	$(0.18)	$(0.20)	$(0.66)	$(0.87)

Weighted average shares:
Basic	10,293,557	9,842,265	10,134,313	7,743,885

Diluted	10,293,557	9,842,265	10,134,313	7,743,885

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2006
	(unaudited)
Cash flows used in operating activities
Net loss	$(6,698,221)	$(6,758,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,324,155	792,725
Share-based compensation	1,722,734	1,164,709
Change in assets and liabilities:
Accounts receivable	(1,546,225)	(64,536)
Refundable income taxes	—	118,735
Inventory	(707,726)	—
Other current assets	128,854	(524,201)
Accounts payable and accrued expenses	1,071,451	(545,211)
Deferred credits	925,875	(477,426)

Net cash used in operating activities	(3,779,103)	(6,294,090)

Cash flows used in investing activities
Acquisition of property and equipment	(1,233,932)	(1,377,466)
Intangible property costs	(320,110)	(282,840)

Net cash used in investing activities	(1,554,042)	(1.660,306)

Cash flows from financing activities
Payments on capital lease obligations	(63,036)	(74,229)
Proceeds from the issuance of common stock, net	—	17,866,241
Proceeds from the exercise of options and warrants	272,777	89,561
Payment of debt	(214,955)	—

Net cash (used in) provided by financing activities	(5,214)	17,881,573

Net change in cash	(5,338,359)	9,927,177
Cash and cash equivalents —beginning of period	17,866,753	12,514,839

Cash and cash equivalents —end of period	$12,528,394	$22,442,016

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals, considered necessary to present fairly our financial position at September 30, 2007 and results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements, including the Company’s significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K as amended and filed with the Securities and Exchange Commission on March 30, 2007. As used herein, the terms “Luna”, “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.

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

The following table presents the components of inventory for the nine months ending:

	September 30, 2007	December 31, 2006
Raw Materials	$1,202,259	$585,813
Work in process	$203,943	$126,597
Finished Goods	$144,818	$130,885

Total Inventory	$1,551,020	$843,294

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

The following table presents basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(1,838,352)	$(1,948,634)	$(6,698,221)	$(6,758,885)
Weighted average shares—basic	10,293,557	9,842,265	10,134,313	7,743,885
Dilutive effect of common stock equivalents: Shares issued upon the exercise of stock options and warrants	—	—	—	—

Weighted averages shares—diluted	10,293,557	9,842,265	10,134,313	7,743,885

Net loss per share—basic	$(0.18)	$(0.20)	$(0.66)	$(0.87)

Net loss per share—diluted	$(0.18)	$(0.20)	$(0.66)	$(0.87)

The effect of 3,401,598 and 3,800,510 common stock equivalents are ignored for the three months ended September 30, 2007 and 2006, respectively, as they are antidilutive to earnings per share. The effect of 3,351,533 and 3,842,338 common stock equivalents are ignored for the nine months ended September 30, 2007 and 2006, respectively, as they are antidilutive to earnings per share. In addition, the conversion of the $5.0 million in senior convertible promissory notes would have been antidilutive for all such periods.

Share Based Compensation

We have a stock-based compensation plan, which is described further in Note 9 to the Financial Statements in the Company’s Annual Report on Form 10-K as amended and filed with the Securities and Exchange Commission on March 30, 2007. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (SFAS No. 123R) using the modified prospective transition method. Under this transition method, our financial statements for the periods prior to January 1, 2006 have not been restated. However, new awards and awards modified, repurchased or cancelled after January 1, 2006, result in compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize share-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for share-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Issue No. 96-18.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Risk-free interest rate range	4.5% - 5.2%	4.55% - 5.20%
Expected life of option—range of years	7.0 - 7.5	7.0 - 7.5
Expected stock price volatility	56.8% - 64%	64%
Expected dividend yield	—	—

The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility for the nine months ended September 30, 2007 was based on the average volatility of comparable public companies due to the lack of historical market price data for our stock on such date. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company.

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
		Range
Balance, December 31, 2006	4,982,594	$0.35 - $7.08	$1.26	$12,215,503	2,322,665	$2.99	$1,961,849
Granted	379,000	$3.67 - $3.69	$3.69
Exercised	(107,591)	$0.35 - $1.77	$0.43
Canceled	(38,288)	$0.35 - $6.00	$4.00
Balance, March 31, 2007	5,215,715	$0.35 - $7.08	$1.43	$10,978,075	2,638,065	$0.75	$6,987,607
Granted	228,650	$3.16 - $4.72	$3.84
Exercised	(211,950)	$0.35 - $1.77	$0.94
Canceled	(139,097)	$0.35 - $6.00	$1.52
Balance, June 30, 2007	5,093,318	$0.35 - $7.08	$1.56	$14,724,876	2,652,454	$0.81	$9,473,547
Granted	85,250	$4.15 - $4.15	$4.15
Exercised	(80,640)	$0.35 - $1.77	$0.36
Canceled	(184,756)	$0.35 - $6.00	$2.07
Balance, September 30, 2007	4,913,172	$0.35 - $7.08	$1.60	$13,806,389	2,798,887	$0.92	$9,632,970

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The aggregate intrinsic value is based on the price of $4.33 on September 30, 2007, which represents the closing price of the Company’s Common Stock on the NASDAQ Global Market on September 28, 2007, the last trading day prior to September 30, 2007.

At September 30, 2007, our 4,913,172 million outstanding stock options had a weighted average remaining contractual term of 7.8 years, and our 2,798,887 million outstanding and exercisable stock options had a weighted average remaining contractual term of 7.3 years.

For the three and nine months ended September 30, 2007, we recognized $626,179 and $1,722,734, respectively, in share-based payment expense. We will recognize approximately $6.5 million over the remaining requisite service period of approximately four years.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax to be applicable to the full fiscal year. A deferred tax asset of $600,000 was recorded at both December 31, 2006 and September 30, 2007, based upon management’s assessment that more likely than not the benefit will be realized in future periods.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates, and requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the first quarter of the year beginning January 1, 2008. The Company’s adoption of SFAS No. 159 will not have a material impact on its consolidated financial statements.

1. Reclassifications

Certain amounts in prior quarters have been reclassified to conform to current period presentation.

2. Line of Credit

At the end of June 2007, the Company entered into a new line of credit agreement with First National Bank (FNB) for a 364 day term. The new line of credit increased the amount available to borrow from $2.5 million to $3.0 million. There were no outstanding balances on our line of credit with First National Bank (FNB) at September 30, 2007 and at December 31, 2006, and no borrowings during the nine month period ended September 30, 2007. The agreement also includes a $1.0 million sub-limit under the line of credit for the issuance of letters of credit. FNB issued a $719,500 letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, in conjunction with the Company’s execution of an office lease. As of October 1, 2007, the balance of the letter of credit was reduced to $599,583 in connection with a reduction in scheduled future rent payments due.

3. Initial Public Offering and Capital Structure

In June, 2006, we sold 3,500,000 shares of common stock in our initial public offering at $6.00 per share resulting in gross proceeds of $21.0 million. In connection with this offering, we paid $1.47 million in underwriting discounts and commissions and incurred other offering expenses of approximately $1.66 million. The net proceeds from the offering were approximately $17.9 million.

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

For the nine months ended September 30, 2007, our capital structure changed as follows:

	Common Stock		Additional Paid-in Capital
	Shares	$
Balances, December 31, 2006	9,911,546	$9,912	$31,585,762
Exercise of stock options	107,591	107	46,206
Share-based compensation			522,389

Balances, March 31, 2007	10,022,254	$10,022	$32,154,357

Exercise of stock options	211,950	212	197,649
Share-based compensation	—	—	574,166
Warrants exercised and stock issued	11,294	11	11

Balances, June 30, 2007	10,250,208	10,250	32,926,183
Exercise of stock options	80,640	81	28,468
Share-based compensation			626,179
Warrants exercised and stock issued	11,717	11	13

Balances, September 30, 2007	10,342,565	10,342	33,580,843

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

The Chief Executive Officer and his direct reports collectively represent our chief operating decision makers, and they evaluate segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in the Company’s Annual Report on Form 10-K as amended and filed with the Securities and Exchange Commission on March 30, 2007).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Technology Development Revenue	$5,952,747	$4,885,854	$17,091,453	$12,977.066
Product and License Revenue	2,867,453	1,163,663	6,654,200	2,521,403

Total Revenue	$8,820,200	$6,049,517	$23,745,653	$15,498,469

Technology Development Operating Loss	$(1,164,837)	$(715,563)	$(3,150,601)	$(2,626,963)
Product and License Operating Loss	(816,720)	(1,453,825)	(3,886,095)	(4,472,218)

Total Operating Loss	$(1,981,557)	$(2,169,388)	$(7,036,696)	$(7,102,181)

Additional segment information is as follows:

	September 30, 2007	December 31, 2006
Total segment assets:
Technology Development	$28,251,662	$29,108,744
Product and License	3,982,177	6,108,470

Total	$32,233,839	$35,217,214

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 72% of total consolidated revenues for the three months ended September 30, 2007 and 2006, and 77% and 74% of revenues for the nine months ended September 30, 2007 and September 30, 2006, respectively.

International revenues (customers outside of the United States) accounted for 0.7% and 4.0% of total revenues for the three months ended September 30, 2007 and 2006, and 0.7% and 3.5% of total revenues for the nine months ended September 30, 2007 and September 30, 2006.

5. Contingencies and Guarantees

The Company is from time to time involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations.

On June 22, 2007, Hansen Medical, Inc. (“Hansen”) filed a lawsuit against us in California State Court, Santa Clara County, alleging misappropriation of trade secrets, unfair competition, breach of contract, and breach of the implied covenant of good faith and fair dealing. The claims allegedly stem from our past relationship with Hansen and our past and future relationship with Intuitive Surgical, Inc. (“Intuitive”). The lawsuit makes an unspecified claim for damages, however Hansen has not indicated how it will substantiate such damages and we are unable to reasonably estimate the amount of damages, if any, that Hansen will seek. Additionally, on October 12, 2007, the Company filed a cross-claim against Hansen alleging misappropriation of trade secrets, unfair competition, breach of contract, and breach of the implied covenant of good faith and fair dealing and seeking a declaratory judgment as to the parties’ rights and obligation. The Company’s cross-claim seeks damages and equitable relief. We cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.

The Company has an outstanding letter of credit at September 30, 2007 of $719,500 to the Industrial Development Authority of Montgomery County, Virginia to support a lease of office space. This letter of credit expires in 2011.

The Company has an agreement with two suppliers to purchase inventory and estimates its noncancellable obligation to approximate $1.3 million through December 2008.

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

Our revenues were $23.7 million and $15.4 million during the nine months ended September 30, 2007 and 2006, respectively, and we had net losses of $6.7 million and $6.8 million for the same periods, respectively. We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues, which consist primarily of government-funded research, have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues grew from $13.0 million to $17.1 million for the nine months ended September 30, 2006 and 2007, respectively. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $29.5 million as of September 30, 2007.

Revenues from product sales currently represent a smaller proportion of our total revenues, and, historically, we have derived most of these revenues from the sales of our instrumentation and test and measurement products, including products that make use of light-transmitting optical fibers, or fiber optics. License revenues associated with our proprietary technologies have been significant in prior years. Although we have been successful in licensing certain technology, we do not currently earn significant license revenues. However, over time we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales to increase because of growth in our existing instrumentation and test and measurement products and because of growth in new product lines, particularly medical device products. We also expect to increase our investments in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

In connection with becoming a public company, we have incurred and will continue to incur significant additional expenses such as audit fees, professional fees, increased directors’ and officers’ insurance, advisory board and board of directors compensation, and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses were not incurred by us in periods prior to our initial public offering. In addition, upon receiving the net proceeds from our initial public offering, we implemented a strategy for expansion that has significantly increased our operating expenses and will likely continue to result in substantial losses. We incurred consolidated net losses of approximately $6.7 million and $6.8 million for the nine month periods ended September 30, 2007 and 2006, respectively. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we will continue to incur losses in 2007 and that these losses could be substantial. We believe that our current cash on hand and cash available under our line of credit agreement will be sufficient to fund operations for the next 12 months.

As a result of the adoption of the provisions of the Financial Accounting Standards Board’s revised Statement of Financial Accounting Standards No. 123 Share-Based Payment (SFAS No. 123R), our operating expenses for 2006 and to date for fiscal year 2007 include stock-based compensation charges. We recorded stock-based compensation charges of $0.6 million for the three months ended September 30, 2007. We also expect to record an aggregate stock-based compensation charge for stock options granted through September 30, 2007 of $6.5 million to be recognized over years 2007 through 2011.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development (contract research), contract product development, and product sales. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and currently represent approximately 28% of our total revenues.

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

Interest Income/Expense

Interest expense historically related primarily to interest we paid under our senior secured revolving credit facility. As of September 30, 2007, there was no amount outstanding on our credit facility. Interest expense includes interest accrued on the outstanding aggregate principal of the senior convertible promissory notes issued to Carilion Clinic on December 30, 2005.

Interest income includes amounts earned on our cash deposits with financial institutions. During 2006 and the first three quarters of 2007, we invested the proceeds of the Carilion financing transactions and the net proceeds from our initial public offering in a money market account and draws from that account as needed to fund ongoing operations.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Total revenues increased 46% to $8.8 million for the three months ended September 30, 2007, from $6.0 million for the three months ended September 30, 2006. The increase was due in part to increased product sales related to our Luna Technologies Division. Our acquisition of Luna Technologies in September 2005 and the subsequent product sales by that division are key elements of our strategic transition towards our goal of increased product sales revenues. We generated approximately $2.9 million in product sales in the third quarter of 2007 as compared with $1.2 million in the third quarter of 2006.

Growth in our technology development revenues also contributed to our overall growth in revenues for the third quarter of 2007 as compared with the third quarter of 2006. Technology development revenues increased 22% to $5.9 million for the three months ended September 30, 2007 from $4.8 million for the corresponding 2006 period. This increase was primarily a result of a continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel.

Cost of Revenues

Cost of revenues increased 29% to $5.3 million for the three months ended September 30, 2007 from $4.1 million for the corresponding 2006 period. The main component of this overall increase was increased costs of labor and materials related to increases in technology development revenue. New technology development cost of sales increases accounted for approximately $0.4 million, or 36%, and product sales cost increases accounted for approximately $0.8 million, or 64%, respectively, of the overall increase in costs of revenues.

Technology development costs increased 12% to $4.0 million for the three months ended September 30, 2007 from $3.6 million in the same period in 2006. This increase was consistent with the 22% increase in our technology development revenues, and was comprised primarily of additional direct labor and the technology associated overhead related to research and development activities.

Our overall gross margin improved as compared with the third quarter of 2006. Our overall gross margin during the three months ended September 30, 2007 was 40% compared to 32% during the same period in 2006. During the three months ended September 30, 2007, technology development activity returned a gross margin of approximately 33% compared to 27% in the same period of 2006. Product and license activity returned a gross margin of 55% for the three months ended September 30, 2007, compared to 55% for the same period in 2006. One of our objectives in seeking greater relative product sales is based on the goal of achieving higher margins to improve our overall profitability.

Operating Expense

Operating expense increased 35% to $5.5 million for the three months ended September 30, 2007 from $4.1 million for the corresponding quarter in 2006. Much of the increase in the second quarter of 2007 as compared to the same period in 2006 was due to indirect expenses in connection with implementing our business plan relating to commercializing new products and increasing our product sales capabilities. Consistent with our strategy of building a growing portfolio of businesses and products, we were and are actively hiring additional staff with related recruitment and relocation charges, incurring legal and professional fees and implementing various internal changes to prepare and to strengthen our existing infrastructure and management resources as a result of becoming a public company. With the completion of our second round financing with Carilion Clinic in December 2005, and the proceeds from our IPO in June 2006, we gained the necessary resources to begin implementing many of these important changes to our business. We expect that our operating expenses will remain at these increased levels in the coming months due to our continued growth and development and compliance with the various regulatory requirements associated with being a public company. Our operating expenses of $5.5 million incurred in the third quarter of 2007 were consistent with our operating expense of $5.2 million incurred in the immediately preceding quarter, with the increase being largely driven by legal fees incurred in connection with the Hansen litigation matter.

Other Income (Expense)

Net interest income decreased from about $233,000 to $93,690 between September 30, 2006 and 2007, respectively, which was attributable to a decrease in invested cash. Nearly all of the interest expense during the three months ended September 30, 2007, was incurred on our senior convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the three month period ended September 30, 2007, interest expense on such notes was approximately $76,000. Interest income for the three months ended September 30, 2007, totaled approximately $173,000. Finally, during the third quarter of 2007, we did not have an outstanding balance on our $3.0 million line of credit and did not incur interest expense on that line of credit in the third quarter of 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Total revenues increased 53% to $23.7 million for the nine months ended September 30, 2007, from $15.5 million for the nine months ended September 30, 2006. The increase was due in part to increased product sales related to our Luna Technologies Division. Our acquisition of Luna Technologies in September 2005 and the subsequent product sales by that division are key elements of our strategic transition towards our goal of increased product sales revenues. We generated approximately $6.7 million in product sales for the nine months ending September 30, 2007 as compared with $2.5 million in the same period for 2006.

Growth in our technology development revenues also contributed to our overall growth in revenues for the third quarter of 2007 as compared with the third quarter of 2006. Technology development revenues increased 32% to $17.1 million for the nine months ended September 30, 2007 from $13.0 million for the corresponding 2006 period. This increase was primarily a result of a continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel.

Cost of Revenues

Cost of revenues increased 35% to $14.6 million for the nine months ended September 30, 2007 from $10.8 million for the corresponding 2006 period. The main component of this overall increase was increased costs of labor and materials related to increases in technology development revenue. New technology development cost of sales increases accounted for approximately $2.3 million, or 61%, and product sales cost increases accounted for approximately $1.5 million, or 39%, respectively, of the overall increase in costs of revenues.

Technology development costs increased 24% to $11.9 million for the nine months ended September 30, 2007 from $9.6 million in the same period in 2006. This increase was consistent with the 32% increase in our technology development revenues, and was comprised primarily of additional direct labor and the technology associated overhead related to research and development activities.

Our overall gross margin improved as compared with the first nine months of 2006. Our overall gross margin during the nine months ended September 30, 2007 was 39% compared to 30% during the same period in 2006. During the nine months ended September 30, 2007, technology development activity returned a gross margin of approximately 30% compared to 26% in the same period of 2006. Product sales activity returned a gross margin of 60% for the nine months ended September 30, 2007, compared to 53% for the same period in 2006. One of our objectives in seeking greater relative product sales is based on the goal of achieving higher margins to improve our overall profitability.

Operating Expense

Operating expense increased 37% to $16.1 million for the nine months ended September 30, 2007 from $11.8 million for the corresponding period in 2006. Much of the increase in the first nine months of 2007 as compared to the same period in 2006 was due to indirect expenses in connection with implementing our business plan relating to commercializing new products and increasing our product sales capabilities. Consistent with our strategy of building a growing portfolio of businesses and products, we were and are actively hiring additional staff with related recruitment and relocation charges, incurring legal and professional fees and implementing various internal changes to prepare and to strengthen our existing infrastructure and management resources as a result of becoming a public company. With the completion of our second round financing with Carilion Clinic in December 2005, and the proceeds from our IPO in June 2006, we gained the necessary resources to begin implementing many of these important changes to our business. We expect that our operating expenses will remain at these increased levels in the coming months due to our continued growth and development and compliance with the various regulatory requirements associated with being a public company.

Other Income (Expense)

Net interest income was $0.3 million for the nine months ended September 30, 2006 and 2007, respectively, which was attributable to earnings on invested cash. Nearly all of the interest expense during the nine months ended September 30, 2007, was incurred on our senior convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the nine month period ended September 30, 2007, interest expense on such notes was approximately $0.2 million. Interest income for the nine months ended September 30, 2007, totaled $0.5 million. Finally, during the first nine months of 2007, we did not have an outstanding balance on our $3.0 million line of credit, and therefore, did not incur interest expense on that line of credit.

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

We have a $3.0 million senior secured revolving credit facility with First National Bank that is collateralized by a security interest in substantially all of our assets. The interest rate on borrowings under our secured revolving credit facility is equal to the prime rate, limited to no less than 6.0% and no greater than 10.0% per annum, with interest payable monthly. This agreement also provides a $1.0 million sub-limit for letters of credit and currently expires June 30, 2008. The senior secured revolving credit facility contains covenants which require us to maintain $1.0 to $2.0 million in liquidity depending on our outstanding balance. Additionally, without First National Bank’s prior approval, we may not make a direct loan to an affiliate or subsidiary of ours exceeding $500,000 annually, guaranty the debt of our affiliate or subsidiary or incur debt in excess of $200,000 with other third parties. Finally, we are obligated to continue to provide First National Bank an assignment of life insurance in a minimum amount of $1.0 million on the life of Kent A. Murphy, covering our indebtedness to First National Bank. As of September 30, 2007, there was no outstanding borrowing on this credit line. With the exception of our obligations under the senior convertible promissory notes, the senior secured revolving credit facility and our capital lease, we have no other debt outstanding.

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

Discussion of Cash Flows

Recent Activity

We used approximately $3.8 million and $6.3 million of net cash from operations during the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash used in operations resulted from a decrease of $60,000 in net loss, offset by the $3.0 million positive non-cash change for depreciation, amortization, and share-based compensation. Additionally, changes in working capital accounts used a net $0.1 million in cash from operating activities for the nine months ended September 30, 2007 compared to $1.5 million for the nine months ended September 30, 2006. The change in working capital accounts for the nine months ended September 30, 2007 includes a $1.0 million increase in deferred revenue arising from the timing difference between receipt of cash and the recognition of revenue for certain long-term development contracts to be accounted for using the percentage of completion method.

Cash used in investing activities for the nine months ended September 30, 2007 related primarily to the purchase of property and equipment and legal fees associated with securing patent rights to certain technology. Our overall cash used in investing activities was $1.6 million in the nine months ended September 30, 2007, compared to $1.7 million in the corresponding September 30, 2006 period. In future months, we expect to maintain a lower rate of growth in net cash used in investing activities as we believe that we now have the necessary resources to begin and complete a number of longer-term investments in our growth.

Cash flows used by financing activities for the nine months ended September 30, 2007 was $5,000, representing a decrease in cash flow from cash generated by financing activities for the nine months ended September 30, 2006. Cash generated by financing activities for the nine months ended September 30, 2006 consisted of proceeds from the issuance of common stock of $17.9 million, related to our Initial Public Offering. We did not draw additional financing from our line of credit or other sources in the nine months ended September 30, 2007.

At September 30, 2007, total cash and cash equivalents were approximately $12.5 million. We believe that our current cash on hand and cash available under our line of credit agreement will be sufficient to fund operations for the next 12 months.

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

Our Luna Technologies Division has an agreement with a supplier to purchase tunable lasers and estimates its noncancellable obligation to be approximately $1.3 million through 2008.

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

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. As of September 30, 2007, we had $12.5 million deposited in cash and cash equivalents bearing a weighted-average interest rate of approximately 5.0%.

Foreign Currency Exchange Rate Risk

Our product sales to foreign customers are denominated in U.S. dollars and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On June 18, 2007, we filed a lawsuit against Goodman & Company, L.L.P (“Goodman”) in the Superior Court of the District of Columbia seeking monetary damages for breach of contract and professional negligence. These claims are based on Goodman’s actions prior to our initial public offering and do not have any relationship to our current or prior period financial statements. We have agreed to not serve the lawsuit to provide an opportunity for the parties to resolve the dispute before initiation of court proceedings.

On June 22, 2007, Hansen Medical, Inc. (“Hansen”) filed a lawsuit against us in California State Court, Santa Clara County, alleging misappropriation of trade secrets, unfair competition, breach of contract, and breach of the implied covenant of good faith and fair dealing. The claims allegedly stem from our past relationship with Hansen and our past and future relationship with Intuitive Surgical, Inc. (“Intuitive”). The lawsuit makes an unspecified claim for damages, however Hansen has not indicated how it will substantiate such damages, and we are unable to reasonably estimate the amount of damages, if any, that Hansen will seek. In addition, Hansen may seek equitable relief, including, for example, an injunction to prevent us from misusing Hansen’s trade secrets or proprietary information or an injunction to prevent us from working with Intuitive. This litigation is in its early stages. We believe Hansen’s allegations are without merit and we intend to vigorously defend ourselves in this lawsuit. Additionally, on October 12, 2007, we filed a cross-claim against Hansen alleging misappropriation of trade secrets, unfair competition, breach of contract, and breach of the implied covenant of good faith and fair dealing and seeking a declaratory judgment as to the parties rights and obligations. Our cross-claim seeks damages and equitable relief. However, we cannot predict the ultimate outcome of this litigation, and we are unable to estimate any potential liability we may incur.

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

We incurred consolidated net losses of approximately $9.4 million for the year ended December 31, 2006 and $6.7 million for the nine months ending September 30, 2007. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

Our growth strategy requires that we not only identify new technologies that meet market needs, but that we also develop successful commercial products that address those needs. We face several challenges in developing successful new products. Many of our existing products and those currently under development-including our Trimetasphere® carbon nanomaterials, which are nanomaterials in the form of a carbon sphere with three metal atoms enclosed inside-are technologically innovative and require significant and lengthy product development efforts. These efforts include planning, designing, developing and testing at the technological, product and manufacturing-process levels. These activities require us to make significant investments. Although there are many potential applications for our technologies, our resource constraints require us to focus on a limited number of products and to forgo other opportunities. We expect that one or more of the potential products we choose to develop will not be technologically feasible or will not achieve commercial acceptance, and we cannot predict which, if any, of our products we will successfully develop or commercialize.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 72% and 84% of our consolidated total revenues for the nine months ended September 30, 2007 and 2006, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

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

We also derive a significant portion of our technology development revenues from SBIR contracts. SBIR revenues accounted for approximately 52% and 65% of our consolidated total revenues for the three months ended September 30, 2007 and 2006, respectively. Contract research, including SBIR, will remain a significant portion of our consolidated total revenues for the foreseeable future. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from non-SBIR contract research.

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

In addition to the U.S. ownership eligibility criteria discussed above, to be eligible for SBA contracts and SBIR grants, the number of our employees including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2007, we, including all of our divisions, had approximately 217 full and part time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

The SBA may make an affiliation determination based on stock ownership. For example, the SBA may presume that two or more entities have the power to control a company if the entities each own, control or has the power to control, less than 50 percent of the company’s stock, such minority holdings are equal or approximately equal in size, and the aggregate of the minority holdings is large as compared to any other stock holding. However, this presumption may be rebutted by showing that such control or power to control does not in fact exist. As of September 30, 2007, Carilion Clinic held approximately 21.6% of our outstanding common stock, and Dr. Kent Murphy held approximately 25.6% of our outstanding common stock. Thus, applying the criteria stated above, the SBA could find that both Carilion Clinic and Dr. Murphy own less than 50% of the stock, their percentages are roughly equal, and their respective percentages are large compared to any other stock holding. We believe that the relative beneficial ownership of our individual stockholders rebuts the presumption of control by Carilion Clinic because the shares held by our executive officers and directors constitute the controlling interest in us. However, if the SBA were to make a determination that we are affiliated with Carilion Clinic, we would exceed the size limitations as Carilion Clinic has over 500 employees, and we therefore would lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure, complete our development activities, build our commercial scale manufacturing facilities and acquire complementary businesses and technologies. In 2006, we had a net loss of $9.4 million and used $9.1 million in cash for operations in addition to $3.4 million cash used for investing activities. For the third quarter ended September 30, 2007, we had a net loss of $1.8 million, and used $3.8 million in cash for operations in addition to $1.6 million used for investing activities. Our balance of cash and cash equivalents as of September 30, 2007, was $12.5 million. In the future we may need to engage in equity or debt financings to secure additional funds to support our operations and investments in new products.

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

We have produced most of our products on a custom order basis rather than pursuant to large contracts that require production on a large volume basis. Accordingly, other than the commercial manufacture of products by our Luna Technologies Division, we have no experience manufacturing products in large volume. Because our experience in large scale manufacturing is limited, we may encounter unforeseen difficulties in our efforts to manufacture other products or materials in commercial quantities or have to rely on third-party contractors over which we do not have direct control to manufacture our products. For example, we have engaged a third-party contract manufacturer to produce our line of tunable lasers. We also may need to develop or in-license Trimetasphere® nanomaterial purification and isolation technology, which would result in manufacturing delays or shortfalls. We may also encounter difficulties and delays in manufacturing our products for the following reasons:

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

Certain of our current and potential products will require regulatory clearances or approvals prior to commercialization. In particular, our Trimetasphere® nanomaterial-based MRI contrast agent and our EDAC and EN-TACT ultrasound diagnostic devices for measuring certain medical conditions will be considered a drug and medical devices, respectively, under the Federal Food, Drug & Cosmetic Act, or FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the Food and Drug Administration, or FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of these products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn. Our failure to obtain the necessary regulatory approvals, or our failure to obtain them in a timely manner, will prevent or delay our commercialization of new products and our business or our stock price could be adversely affected.

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

Our commercial success will depend in part on our obtaining and maintaining patent, trade secret, copyright and trademark protection of our technologies in the United States and other jurisdictions as well as successfully enforcing this intellectual property and defending this intellectual property against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable intellectual property protections, such as patents or trade secrets, cover them. In particular, we place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. The degree of future protection of our proprietary rights is also uncertain for products that are currently in the early stages of development—such as the Trimetasphere® carbon nanomaterials products-because we cannot predict which of these products will ultimately reach the commercial market or whether the commercial versions of these products will incorporate proprietary technologies.

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

Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, protection of certain of our intellectual property may be unavailable or limited in the United States or in foreign countries, and certain of our products—including our Trimetasphere® carbon nanomaterials products-do not have foreign patent protection. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, or circumvented, and the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, and in the case of certain products no foreign patents were filed or can be filed. This could make it easier for competitors to capture or increase their market share with respect to related technologies. Although we are not currently involved in any legal proceedings related to intellectual property, we could incur substantial costs to bring suits in which we may assert our patent rights against others or defend ourselves in suits brought against us. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

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

For example, a former customer, Hansen Medical, Inc, recently filed a lawsuit against us alleging, among other things, misappropriation of trade secrets. The lawsuit makes an unspecified claim for damages, however the plaintiff has not indicated how it will substantiate such damages and we are unable to reasonably estimate the amount of damages, if any, that it will seek. In addition, the plaintiff in the suit may seek equitable relief, including, for example, an injunction to prevent us from misusing the plaintiff’s trade secrets or proprietary information or an injunction to prevent us from working with other companies. We believe the allegations are without merit and we intend to vigorously defend ourselves in this lawsuit. We have filed a cross-claim against the plaintiff alleging misappropriation of trade secrets, unfair competition, breach of contract, and breach of the implied covenant of good faith and fair dealing and seeking a declaratory judgment as to the parties rights and obligations. Our cross-claim seeks damages and equitable relief. However, we cannot predict the ultimate outcome of this litigation, and we are unable to estimate any potential liability we may incur.

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

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We have incurred and will continue to incur costs associated with our public company reporting requirements. We also have incurred and will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the National Association of Securities Dealers, Inc., or NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot accurately predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

As of September 30, 2007, our directors and management collectively controlled approximately 27% of our outstanding common stock.

As of September 30, 2007, our directors and executive officers and their affiliates collectively controlled approximately 27% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. You and other stockholders will have minimal influence over these actions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2007

During the three months ended September 30, 2007, we issued an aggregate of 13,446 shares of our common stock, $0.001 par value per share, upon the exercise of certain warrants issued in February 2006 to the former stockholders of Luna Technologies, Inc. Net proceeds from these warrant exercises were approximately $23,800. We believe these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were engaged by us in connection with such issuances.

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
Date: November 13, 2007
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