Form 10-K
period 2007-12-31
LUNA INNOVATIONS INC
filed 2008-03-19
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

(540) 769-8400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007, based upon the closing price of Common Stock on such date as reported by the NASDAQ Global Market, was approximately $21.6 million. Shares of voting stock held by each officer and director of the registrant as well as each entity or person that, to the knowledge of the registrant, owned 10% or more of a class of the registrant’s securities as of June 30, 2007, have been excluded in that such persons or entities may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 3, 2008 there were 10,786,716 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to its 2008 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2007, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2007

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. We attempt, whenever possible, to identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “estimates,” “believes,” “should,” “projects,” or “continue,” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A “Risk Factors” of this Annual Report on Form 10-K and elsewhere within this report.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC. Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.	BUSINESS

Company Background

We research, develop and commercialize innovative technologies in two primary areas of focus:

•	Test & measurement, sensing, and instrumentation products; and

•	Health care products.

We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill large and unmet market needs and then take these technologies from the applied research stage through commercialization. Although revenues from product sales currently represent less than half of our total revenues, we continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues. In addition, we anticipate that these revenues will reflect a broader and more diversified mix of products as we develop and commercialize new products.

Our Business Model

We have developed a disciplined and integrated process to accelerate the development and commercialization of innovative technologies. Our business model employs a market-driven approach and provides the infrastructure, resources and know-how throughout the process of developing and commercializing new products. To manage a diverse set of products effectively across a range of development stages, we are organized into two main groups: our Technology Development Division and our Products Division. These groups work together through all product development stages, including:

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

Products and Services

Our principal products and product candidates are organized into two broad classes—test & measurement, sensing, and instrumentation products and health care products, all of which are managed by our Products Division. Our Products Division is supported by our Technology Development Division, which provides applied research services to our government and corporate customers. The Technology Development Division seeks to continuously supply our Products Division with new opportunities. Our primary product lines and technology development services are described in more detail below.

Test & Measurement, Sensing, and Instrumentation Products

Luna Technologies Division

The cornerstone of our test & measurement, sensing and instrumentation business is our Luna Technologies division, which we reacquired in September 2005. Our acquisition of Luna Technologies has significantly enhanced our development and production of optical fiber test & measurement and instrumentation products, as described more fully below.

Test and Measurement Equipment for Fiber Optic Components and Sub-Assemblies

Our test and measurement products monitor the integrity of fiber optic network components and subassemblies. These products are designed for manufacturers and suppliers of optical components and sub-assemblies and allow them to reduce costs and improve the quality of their products. Most manufacturers and suppliers of optical components and modules currently use a combination of different types of optical test equipment to identify and measure failures in optical networks, such as bad splices, bends, crimps and other reflective and non-reflective events. Our optical test equipment products replace the need for these multiple test products and address all stages of the end user’s product development life cycle including: design verification, component qualification, assembly process verification and failure analysis.

Our Luna Technologies Division has two flagship product lines—our Optical Vector Analyzer, or OVA, and our Optical Backscattering Reflectometer, or OBR. Our award winning OVA platform allows manufacturers and suppliers of optical components and sub-assemblies to reduce costs and time-to-market by replacing multiple, time consuming and expensive measurement platforms with a single, integrated and easy-to-use instrument. Our most recent version of OVA operating software provides customers with faster testing times, advanced data analysis options and an extended dynamic range relative to previous versions.

Our OBR is a highly sensitive diagnostic device that allows data and telecommunications companies and the service providers who maintain their own fiber optic networks to reduce test time and improve product quality. Our OBR introduces the ability to inspect metropolitan fiber networks with higher resolution and better sensitivity than previously possible. Its user-friendly graphical user interface also makes the OBR product suitable for both research and manufacturing applications. The OBR gives end users a very high resolution view that is similar to an “X-Ray” into the inner workings of a fiber optic network. The OBR also has a feature that allows users to turn standard optical fiber into a continuous thermometer that could be used in a variety of applications including power generation, civil structure monitoring and industrial process control. We expect to increase sales of our optical test equipment products by expanding our customer base beyond the telecommunications industry into avionics, defense and academic research laboratories. In July 2007, the OBR with distributed sensing received a 2007 R&D 100 Award from the editors of R&D Magazine as one of the 100 most technologically significant new products introduced into the marketplace in the last year.

An upgraded version of the instrument, the OBR 4400, was announced in March 2007 and further enhanced the capabilities of the ultra-high resolution optical time domain reflectometer (OTDR) in a more compact design and more powerful platform. With an increased range and millimeters of resolution, users can monitor the effects from component-level heating in optical amplifiers to strain and load redistribution in aircraft harnesses. Other applications include temperature monitoring inside telecommunications cabinets and enclosures, and a feature that allows users to identify the location in fiber assemblies simply by touching the fiber.

Integrated Sensing

We have significant knowledge and experience in distributed sensing systems, or DSS, which are products comprised of multiple sensors whose input is integrated through a fiber optic network and software. Our DSS products use fiber optic sensing technology with an innovative monitoring system that allows several thousand sensors to be networked along a single optical fiber. Some key applications, markets and technical advantages of our DSS are described below.

•

Distributed Strain. Potential markets for our DSS products include the airframe industry, integrated structural monitoring on civil structures and space applications. For example, a major air frame manufacturer deployed our DSS products during fatigue tests to measure strain through a network of sensors distributed throughout an aircraft.

•	Distributed Temperature. Our DSS product also enables the direct monitoring of temperature. Potential markets include industrial process control and electrical system monitoring. For example, we have sold a network of distributed temperature sensors to a major manufacturer of electrical generators, which use our sensors to increase operational efficiency and prolong generator life. We have also sold our DSS temperature sensors to NASA for both ultra-cold and extremely high-temperature measurements.

•

Distributed Shape. A derivation of our distributed strain measurement technology is being utilized to enable three-dimensional shape and position measurement. We are developing this technology for use in robotic tethers, flexible structures used by the US Navy for undersea systems, and other applications. We have also previously sold shape-sensing probes to a major aircraft manufacturer for measuring shape on an aerodynamic surface.

Tunable Lasers

In December 2006, we acquired the rights to manufacture an existing line of swept tunable lasers from a major laser manufacturer. We acquired this technology and related manufacturing assets to allow us to compete more effectively in our existing fiber optic test and measurement as well as sensing markets. This laser went into initial production in October 2007. We are integrating this technology into current and new products to help us provide our customers with faster and more flexible and cost-effective test and measurement products. With this technology in hand, we have been aggressively pursuing business opportunities in new markets such as industrial and medical sensing.

Test and Measurement Equipment for Non-Destructive Industrial Testing

In addition to our fiber optic based products described above, we are developing a number of new devices that use high frequency sound, or ultrasonic, waves to evaluate the physical properties of materials. In general, our devices can determine the physical condition of an object by analyzing numerical measurements taken from ultrasonic waves that interact with the object. Our quantitative ultrasonic signal processing technology is designed to be extremely sensitive, detecting changes in the physical properties of the object studied. Our instruments report a numerical signature, not an image that is subject to interpretation and sometimes requires an expert consultant. Our technology thus provides information that cannot be obtained by traditional non-quantitative ultrasonic methodologies. Our quantitative ultrasonic technology has applications in non-destructive industrial testing.

Health Care Products

Medical Devices for Non-Invasive Monitoring and Diagnosis

Ultrasound is an important, non-invasive tool for diagnosis of some medical conditions. All of our ultrasound medical products are built around a common platform, yet have customized processing and interfaces specific to each application. The pathway to market for medical diagnostic devices requires pre-clearance by government agencies, for example, certification for safety through international standards as well as approval from the Food and Drug Administration, or FDA, through a 510(k) registration.

Our lead product in this field is our Emboli Detection and Classification (EDAC®) QUANTIFIER product. The EDAC® QUANTIFIER is a noninvasive medical device that uses quantitative ultrasound technology to count emboli in ex-vivo blood circuits in real-time. Emboli can be air bubbles or solid matter (lipids or blood clots) and can enter the blood circuit during critical and invasive medical procedures such as cardio-pulmonary bypass surgery. Emboli can be dangerous and are believed to be the cause of neurological or neuropsychological post-operative deficits and, in some cases, fatalities. The EDAC®system uses advanced ultrasound technology to detect individual microemboli at rates up to 1000 per second. Employing complex algorithms originally developed for the defense industry, the system is designed to provide cardiothoracic surgeons, perfusionists and anesthesiologists with an accurate rate of emboli in the blood circuit during heart-lung bypass and other operations.

We launched the EDAC®QUANTIFIER in May 2006. We received FDA clearance of our 510(k) application for this product in May 2007.

In September 2007, we entered into a joint marketing alliance agreement with Terumo Cardiovascular Systems Corporation (Terumo CVS). Under the terms of this agreement, Luna and Terumo CVS will market Luna’s EDAC®; QUANTIFIER for clinical use in the United States. Terumo CVS is the one of world's leading suppliers of products for cardiopulmonary bypass.

Medical Devices for Minimally Invasive Diagnostics, Surgery, and Therapy

During 2007, we made significant progress in applying our award winning distributed fiber optic sensing technology to enhance medical devices used for minimally invasive procedures for diagnostics, surgery, or therapy. This technology can be applied to measure the position and shape of an instrument inside the body, as well as pressure and temperature. It is particularly beneficial to aid the navigation of robotic surgical devices in that it can provide real-time feedback of the shape, position, and location of the device. Similarly, it can provide the same benefits to non-robotic devices such as endoscopes.

In June 2007, we announced that we had entered into an intellectual property licensing, development, and supply agreement with Intuitive Surgical, Inc., a technology leader in robotic-assisted minimally invasive surgery. Under the terms of the multi-year agreement, we will develop and supply a fiber optic-based shape sensing and position tracking system for integration into Intuitive Surgical’s products, which includes the da Vinci® Surgical System.

We expect that this agreement with Intuitive Surgical will allow us to expand our presence within the medical devices market. Our shape sensing and position tracking system promises to provide real-time position measurements to help surgeons navigate through the body. The system consists of software, instrumentation and disposable optical sensing fiber. Our technology is unique and designed to provide the user with an accurate, direct and continuous measurement of device location with no adverse effect from line of sight limitations and without introducing electrical signals or radiation into the body.

Nanomaterial-based Medical Products

Our nanomaterial manufacturing and research and development team is developing advanced carbon nanomaterials, which are molecular structures consisting of carbon atoms in distinctive geometric shapes. Such materials include Trimetasphere® nanomaterials, a new class of materials that we describe in more detail below; fullerenes, which are carbon spheres that resemble a soccer ball; and carbon nanotubes, which are carbon rings shaped like a cylinder.

A Trimetasphere® nanomaterial is a carbon sphere with three metal atoms and a nitrogen atom enclosed inside. Using different combinations of a group of 17 rare earth metals, we can develop thousands of different types of Trimetasphere® nanomaterials, each with distinctive properties and performance characteristics and each potentially marketable as a separate product. Each type of Trimetasphere® nanomaterial has distinctive chemical, physical or biological properties due to the properties of the metals enclosed in its carbon cage. We can further customize Trimetasphere® nanomaterials for specific applications by attaching different atoms or molecules to the surface of their carbon spheres. In some cases, the knowledge we gain from customizing Trimetasphere® nanomaterials for specific applications may provide us with new intellectual property covering Trimetasphere nanomaterials and may also provide us with new intellectual property covering carbon nanomaterials other than Trimetasphere® nanomaterials, further expanding our inventory of potential new products. Through our collaborative relationship with Virginia Tech, we have obtained an exclusive license to commercialize Trimetasphere® nanomaterials under an issued U.S. patent and pending U.S. applications.

To date, we have won a number of government contracts funding new applications of nanotechnology. These contracts have a value of approximately $9.9 million, of which approximately $3.0 million in revenue resulted from contracts entered into since January 2007. These contracts are partially funding our development of manufacturing processes to produce nanomaterials in commercial quantities. Furthermore, we are researching and developing new applications exploring the physical properties of nanomaterials. We plan to continue to invest our own funds in these activities as well as competing for additional research contracts to support these programs.

Medical Imaging

A potential market application of our nanomaterial technology is magnetic resonance imaging, or MRI. MRI has been established as the imaging technology of choice for a broad range of applications, including the identification and diagnosis of a variety of medical disorders. MRI provides three-dimensional images that enable physicians to diagnose and manage disease in a minimally invasive manner. MRI contrast agents, used in about 30% of MRI procedures, improve the resolution of images by enhancing the contrast in the organ or tissue in the body where the contrast agent circulates. We anticipate that our Trimetasphere® nanomaterial contrast agents will offer two primary advantages over existing contrast agents: lower risk of toxicity and higher image contrast.

Most of the contrast agents approved by the FDA use gadolinium, a toxic metal. To neutralize gadolinium’s toxicity, contrast agents use organic compounds called chelates that wrap around the gadolinium, shielding the patient from its toxicity. However, chelates cannot neutralize the gadolinium if it escapes from the chelate. The longer the agent circulates, the greater the risk of gadolinium escaping from the chelate and causing toxicity. As a result, the contrast agents currently in use need to be eliminated from the body quickly, making it difficult to produce high quality images. The FDA has also recently released a black box warning to the radiology community regarding the dangers of all current gadolinium-based contrast agents to patients with impaired kidney function, noting that there have been at least 90 fatal outcomes within 18 months after the patient received such contrast agents in an MRI procedure.

To solve this problem, our Trimetasphere® nanomaterial MRI contrast agents utilize a completely new approach to preventing toxicity. Due to the strength of the Trimetasphere® nanomaterial’s carbon cage enclosing the gadolinium, we believe that our Trimetasphere® nanomaterial-based contrast agent can encapsulate gadolinium for a longer period of time, and therefore allow the contrast agent to remain safely in the body longer. Experiments have also shown that our Trimetasphere® nanomaterials provide a stronger contrast effect than the other contrast agents currently on the market. The first compound in this program is currently in preclinical development.

In addition to use as a general blood pooling agent, we are developing various modifications to the Trimetasphere® nanomaterials to target them for specific tissues or physiological conditions. We believe that, using the Trimetasphere® nanomaterials, additional disease-targeting diagnostic agents can be created to enhance the capabilities of MRI and significantly expand its applications.

Medical contrast agents for human use must be approved by the FDA or similar foreign regulatory agencies before they can be marketed, which we do not expect for several years. Please see the section titled “Government Regulation” below for more information about the regulatory approval process for our medical products.

We are also actively researching other applications for nanomaterial-based drugs based on the anti-oxidative characteristics of these materials. Such products are in the early stages of development, but if successful, would offer new market opportunities for us.

During 2007, our scientists, together with a team at Virginia Commonwealth University, published the discovery that carbon nanomaterials are effective at blocking allergic response in cultured human cells and laboratory animals. This published study used commercially available nanomaterials to reveal a previously unknown pathway to modulating the immune system. We have an ongoing therapeutic program studying proprietary compounds in a number of different therapeutic areas, including immunology. We have filed two new patent applications to protect our recent discoveries in therapeutics.

Technology Development Division

Our Technology Development Division provides applied research to customers in our primary areas of focus. Our Technology Development Division competes to win contracts in these areas on a fee-for-service basis. This group has a successful track record of evaluating innovative technologies to address the needs of our customers. We identify these needs by utilizing our knowledge of the markets in our areas of focus and by consulting with major government entities, leading research universities and large corporations. We also use this network to obtain favorable technology transfer agreements, contract research revenues and strategic partnerships for the products that we develop based on our applied research.

We are working or have worked with over 60 corporate, academic and government collaborators, including:

•

Universities. The College of William and Mary, Duke University, Georgia Institute of Technology, North Dakota State University, The Ohio State University, The Pennsylvania State University, University of California, San Diego, University of Pittsburgh, University of Virginia, Washington University in St. Louis, University of Wyoming, and Virginia Polytechnic Institute and State University, or Virginia Tech;

•

Government entities. Defense Advanced Research Projects Agency, Defense Threat Reduction Agency, Environmental Protection Agency, National Aeronautics and Space Administration, National Institutes of Health, National Institute of Standards and Technology, National Science Foundation, United States Air Force, United States Army, United States Department of Agriculture, United States Department of Commerce, United States Department of Defense, United States Department of Energy, United States Department of Transportation and United States Navy; and

•

Corporations. Anteon International Corporation, Applied Research Associates, Inc., Dana Corporation, Northrop Grumman Corporation, Boeing, Raytheon, Lockheed Martin, General Dynamics, Sherwin-Williams and International Paint.

We seek to continue to maximize the benefits we derive from our contract research business, including revenue generation and identification of promising technologies for further development. We focus primarily on opportunities where we can retain partial or full rights to the intellectual property developed and proactively target projects that we believe have the highest commercialization potential. Also, we take a disciplined approach to contract research to try to ensure that the costs of any contract we undertake are fully covered. This approach enables us to cover the costs of riskier stage technology development with third-party funding. We believe that this model is cost efficient and reduces our risk significantly.

As of December 31, 2007, our Technology Development Division was engaged in 106 separate active contracts. Such contracts typically last from six months to three years. These projects span a wide range of applications across our areas of focus.

Although we conduct our applied research on a fee-for-service basis for third parties, we seek to retain full or partial rights to the technologies and patents developed under those contracts and to continuously enlarge and strengthen our intellectual property portfolio. Often, a new technology that we develop complements existing technologies and enables us to develop applications and products that were not previously possible. In addition, the technologies we develop are often applicable to commercial markets beyond what was originally contemplated in the contract research of such technologies and we endeavor to capture the value of those opportunities.

As of December 31, 2007, our Technology Development Division team consisted of 125 full time employees, including 42 with Ph.D.s and 63 with other advanced degrees. Our Technology Development Division also utilizes the knowledge and experience of researchers employed through the academic institutions, corporations and government agencies with which we subcontract. The Technology Development Division is organized into subgroups according to the area of technology, with each subgroup managed by its own director responsible for its financial performance. In addition, our Technology Development Division has in place disciplined processes designed to ensure quality control of proposal preparation, program reviews, pipeline reviews, revenue tracking and financial reporting.

Our Technology Development Division has a high historical success rate in winning bids for U.S. Government SBIR contracts, and we have won three National Tibbett’s Awards from the Small Business Administration for outstanding SBIR performance. SBIR contracts include Phase I feasibility contracts of up to $100,000 and Phase II proof-of-concept contracts, which can be as high as $750,000. We also have been successful at winning contracts outside the SBIR program from corporations and government entities. Such contracts have no financial limit and typically have a longer duration, ranging from 12 to 24 months. As we continue to grow, one of our goals is to derive a larger portion of our contract research revenues from contracts outside the SBIR program.

Other Technologies in Development

Through our Technology Development Division, we have also developed expertise with advanced materials for industrial, commercial and military applications. Examples of product candidates in our pipeline that have demonstrated proof-of-concept include multi-functional protective coating systems and blast and ballistic resistant materials.

Multi-Functional Protective Coating Systems

We are exploring developing a family of multi-functional protective coating products to meet numerous market opportunities. Our approach involves the combination of innovative resin systems with commercially available and proprietary additives to create high performance primers and topcoats. Our engineered coating systems are designed to have a variety of key performance attributes, including anti-corrosion, self-healing, rapid cure, non-skid, and tailored dielectric properties. In addition to coatings, we are also developing other complementary products, such as surface cleaners and pretreatments that will improve the performance of the entire coating system.

Blast and Ballistic Resistant Materials

We are developing a variety of blast and ballistic resistant coatings, materials and composites for critical defense and homeland security applications. We combine resins, polymers, fibers, fabrics and composites that we have developed with commercially-available components to create high strength, lightweight and flexible materials that range in application from soldiers to ships. Specific examples of potential applications include a new ammunition packaging system to protect both ordnance and soldiers; a flexible blast resistant polymer to improve the integrity of ship deck coating systems and to prevent interior shrapnel in the event of an explosive blast; and lightweight, transparent, ballistic resistant polymers for use in next generation military visors.

Our Growth Strategy

We have the following key strategies to achieve our goal of accelerating the development and commercialization of innovative technologies and to create successful products in our areas of focus:

•

Continue to expand our portfolio of innovative products. We intend to build and commercialize a growing portfolio of high value-added products using innovative technologies and utilize our existing relationships to identify, prioritize and allocate resources to respond rapidly to market needs and shorten the time to market for new products.

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

•

Continue to strengthen our Technology Development Division and actively pursue non-SBIR contracts. We will seek to strengthen our Technology Development Division through increased resource allocation and hiring and by expanding our network of relationships with federal laboratories, major research universities and industry leaders. These steps will provide us the opportunity to grow our applied research business, remain informed of the latest technological advances and increase the quality and volume of high potential technologies that will support our product pipeline. We are also actively bidding on new non-SBIR contracts to increase our backlog of non-SBIR contract revenue.

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

Currently, we own or license numerous U.S. patents and patent applications, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

Executive Officers of the Registrant

The following table sets forth certain summary information concerning our senior executive officers. Additional information concerning our executive officers and directors may be found in our 2008 Proxy Statement, which is incorporated by reference in Item 10 of Part II in this Annual Report on Form 10-K.

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

Scott A. Meller has served as our President, Contract Research Group, since September 2005. From May 2004 to September 2005, Mr. Meller served as our Chief Operating Officer. From October 2002 to May 2004, Mr. Meller served as our Vice President of Research and Development and previously served as Director of Engineering from September 2000 to October 2002. Mr. Meller joined Luna Innovations in 1996 and was a major contributor to early research that led to spin-offs and new products, including Luna Technologies, Inc. Mr. Meller holds a B.S. in Electrical Engineering from Clemson University, a M.S. in Electrical Engineering from Virginia Tech, and is a licensed Professional Engineer. He also holds three patents in optical fiber sensors and devices.

Kenneth D. Ferris has served as President of Advanced Systems (part of our Products Division) since December 2005. Ken previously worked with one of our spin-out ventures, Luna i-Monitoring. Prior to joining i-Monitoring in 2002, Ken worked for Carrier Access, where as VP and General Manger of Broadband Terminal Products, he was responsible for product development and product management activities. Ken joined Carrier Access in August of 2000 when Carrier acquired Millennia Systems, a company he co-founded. Prior to 1998, Ken was a Vice President for FiberCom, as part of the team who developed the company from infancy to maturity. Mr. Ferris holds a B.S. in Electrical Engineering from VirginiaTech.

Brian J. Soller, PhD has served as President of the Products Division since January 2008. Prior to this position, Dr. Soller served as Vice-President and General Manager of the Luna Technologies Division since 2001. Dr. Soller is a Goldwater Scholar who conducted his doctoral studies as a National Defense Science and Engineering Graduate Fellow in optical science at the University of Rochester.

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

Other Key Employees

In addition to our executive officers described above, the following is a summary of some of our other key technical personnel.

Mark Froggatt, Ph.D. has been our Chief Technology Officer since September 2005. He co-founded Luna Technologies in the fall of 2000 to develop instrumentation for fiber optic devices. Dr. Froggatt is the primary inventor of the technology used in the OVA and a leading expert in the field of interferometric measurement. Before joining Luna Technologies, Dr. Froggatt worked at the NASA Langley Research Center developing ultrasonic and optical instrumentation for which he received eight patents. He received his B.S. and M.S. degrees in Electrical Engineering from Virginia Tech and a Ph.D. from the University of Rochester Institute of Optics.

Joseph S. Heyman, Ph.D. has served as our Chief Scientific Officer since May 2003. Dr. Heyman has over 30 patents and the distinction of winning four international IR-100 awards as one of the 100 most significant technology developments of the year. Dr. Heyman served as Vice President and Chief Technology Officer of Nascent Technology Solutions from July 2001 to May 2003. He had a 36 year career at the NASA Langley Research Center, retiring as the Langley Chief Technologist for the Director. Dr Heyman is an Adjunct Professor of Physics and Applied Science at The College of William and Mary. He received his B.A. in Physics from Northeastern University and his M.A. in Solid State Physics and Physical Acoustics and his Ph.D. in Solid State Physics and Ultrasonics at Washington University.

Kenneth L. Walker, Ph.D. has served as Executive Vice President of our nanomanufacturing group since May 2005. Dr. Walker founded a specialty photonic devices business within Lucent Technologies Inc. which grew from a concept to a business with over $200 million in revenues. Upon the divestiture of this business to Furukawa Co., Ltd., Dr. Walker continued as President of the division. Dr. Walker received his undergraduate degree from the California Institute of Technology and his Ph.D. degree from Stanford University.

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

We also compete, or will compete, with a variety of companies in several different product markets. The products that we have developed or are currently developing will compete with other technologically innovative products, as well as products incorporating conventional materials and technologies. We expect that our products will compete with companies in a wide range of industries, including semiconductors, electronics, biotechnology, textiles, alternative energy, military, defense, healthcare, telecommunications, industrial measurement, security applications and consumer electronics. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas. If we are unable to effectively compete in these areas in the future, we could lose business to our competitors, which could harm our operating results.

Government Regulation

Qualification for Small Business Innovation Research Grants

We presently derive a significant portion of our revenue from the U.S. Government’s Small Business Innovation Research, or SBIR, program administered by the U.S. Small Business Administration, or SBA. SBIR is a highly competitive program that encourages small businesses to explore their technological potential and provides them incentive to profit from the commercialization of technologies. Each year, U.S. government federal agencies and departments are required to set aside a portion of their grant awards for SBIR-qualified organizations. SBIR contracts include Phase I feasibility contracts of up to $100,000 and Phase II proof-of-concept contracts, which can be as high as $750,000. Several of our research contracts have used this program as a key source of project funding to develop new technologies.

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

These requirements are set forth in the SBA’s regulations and are interpreted by the SBA’s Office of Hearings and Appeals. In determining whether we satisfy the 51% equity ownership requirement, agreements to merge, stock options, convertible debt and other similar instruments are given “present effect” by the SBA as though the underlying security were actually issued unless the exercisability or conversion of such securities is speculative, remote or beyond the control of the security holder. We therefore believe our outstanding options and warrants held by eligible individuals may be counted as outstanding equity for purposes of meeting the 51% equity ownership requirement. As of December 31, 2007, giving present effect to our outstanding options, we estimate that at least 60% of our equity is owned by U.S. citizens or permanent residents.

In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2007, we, including all of our divisions, had 217 full and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated”, or have the power to control us. In determining whether two or more firms are affiliated, the SBA will look at factors such as stock ownership or common management, but ultimately will make its determination based on the “totality of the circumstances.” The SBA presumes that a large stockholder of ours has the power to control us absent evidence rebutting that presumption. With respect to Carilion Clinic (formerly Carilion Health System), our largest institutional stockholder, we believe we would not be required to count the employees of Carilion Clinic. We believe the relative beneficial ownership of our individual stockholders rebuts the presumption of control by Carilion Clinic because the shares held by our officers and directors constitute the controlling voting interest in us. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. Accordingly, a company can be declared ineligible for a contract award as a result of a competitor’s protest to the SBA or as a result of questioning by the awarding contracting agency. We believe that we are currently in compliance with the SBIR eligibility criteria, but we cannot provide assurance that the SBA will interpret its regulations in our favor. As we grow larger, and as our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found in Part I, Item 1A of this Annual Report on Form 10-K—“Risk Factors”

FDA Regulation of Products

Some of the products that we are developing are subject to regulation under the Food Drug and Cosmetic (FDC) Act. In particular, our Trimetasphere® nanomaterial-based MRI contrast agent and our ultrasound diagnostic devices for measuring certain medical conditions will be considered a drug and medical devices, respectively, under the FDC Act. Both the statutes and regulations promulgated under the FDC Act govern, among other things, the testing, manufacturing, safety efficacy, labeling, storage, recordkeeping, advertising and other promotional practices involving the regulation of drug and devices.

Medical Devices

Our existing and future health care products, including our EDAC® product, are regulated by the FDA as medical devices. The nature of the requirements applicable to devices depends on their classification by the FDA. A device developed by us would be automatically classified as a Class III device, requiring pre-market approval, unless the device is substantially equivalent to an existing device that has been classified in Class I or Class II or to a pre-1976 device that has not yet been classified or we convince the FDA. Class I or Class II devices require registration through the 510(k) exemption. If we were unable to demonstrate such substantial equivalence and unable to obtain reclassification, we would be required to undertake the costly and time-consuming process, comparable to that for new drugs, of conducting preclinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application, and obtaining FDA approval.

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

Employees

As of December 31, 2007, we had 200 full time employees, 53 of which hold Ph.D.s and 90 of which hold other advanced degrees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Geographic Areas

For segment information with respect to our geographic markers, see Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

Advisory Board

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

Our advisory board members currently include the following:

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

John F. Hay is currently a principal with P3 Consulting, LLC in Washington, D.C. Mr. Hay has over 40 years of experience in the national security arena having served twelve years as an industry executive and thirty one years in uniform with the Department of the Navy. In 2000, Mr. Hay was appointed to the Bush-Cheney Transition Advisory Committee and subsequently served as an advisor to the Secretary of Defense and the

NASA Administrator. He currently serves as an advisor to the Secretary of the Army and is a member of the Army Science Board. During his time in industry, Mr. Hay was Senior Vice President, Corporate and International Affairs for Westinghouse Electric and CBS Corporation. Before joining Westinghouse, Mr. Hay spent five years as a Congressional Affairs Officer in the Office of the Secretary of the Army. During the previous twenty-six years, his military service included serving in the Chief of Staff of the Army’s Office and a series of command and staff assignments in Infantry, Special Operations, Intelligence and Military Police units. Mr. Hay received his bachelor’s degree from the University of Nebraska, his master’s degree from Wichita State University and is a graduate of the U.S. Army Command and Staff College and the FBI National Academy.

Charles Edward Hamner, Jr. DVM, Ph.D. is currently the President and CEO of Hamner Advisory Service; he specializes in management in the pharmaceutical and health care industries and academic administration. From 1988-2002 Dr. Hamner served as President and CEO of the North Carolina Biotechnology Center, and was a Research Professor in the OB/GYN Department at the University of North Carolina at Chapel Hill. He has also worked as Associate Vice President for Health Affairs at the University of Virginia Medical Center (1978-1988), and served as Interim Executive Director for the Center in 1981. Dr. Hamner received his bachelor’s degree in Animal Science from Virginia Tech and his master’s degree in Chemistry, DVM in Veterinary Medicine and Ph.D. in Bio-Chemistry from the University of Georgia.

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

G. Kim Wincup is senior vice president of Science Applications International Corporation. Mr. Wincup previously served as counsel to the U.S. House of Representatives Armed Services Committee and U.S. House of Representatives Veterans Affairs Committee, as staff director of the U.S. House of Representatives Armed Services Committee and the Joint Committee on the Organization of Congress, and as Assistant Secretary of both the Air Force and the Army. Mr. Wincup has a bachelor’s degree in Political Science from DePauw University, and received a law degree from the University of Illinois School of Law.

General Larry D. Welch was formally the U.S. Air Force Chief of Staff. As Chief, he served as the senior uniformed Air Force Officer responsible for the organization, training and equipage of a combined active duty,

Guard, Reserve and civilian force serving at locations in the United States and overseas. As a member of the Joint Chiefs of Staff, he and the other service chiefs functioned as the principal military advisers to the secretary of defense, National Security Council and the President. General Welch received a bachelor’s degree in Business Administration from the University of Maryland and a Masters Degree in International Relations from the George Washington University. General Welch completed Armed Forces Staff College at Norfolk, Va., in 1967, and National War College at Fort Lesley J. McNair, Washington, D.C., in 1972.

Website Access to Reports

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

We need to expand our personnel resources to grow our business effectively. We believe that sustained growth at a higher rate will place a strain on our management, as well as on our other human resources. To manage this growth, we must continue to attract and retain qualified management, professional, scientific and technical and operating personnel. During 2007, the labor market, particularly for highly-specialized scientists and engineers remained tight. If we are unable to recruit a sufficient number of qualified personnel, we may be unable to staff and manage projects adequately, which may slow the rate of growth of our contract research revenue or our product development efforts.

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

Our growth strategy requires that we not only identify new technologies that meet market needs, but that we also develop successful commercial products that address those needs. We face several challenges in developing successful new products. Many of our existing products and those currently under development—including our Trimetasphere® carbon nanomaterials, which are nanomaterials in the form of a carbon sphere with three metal atoms enclosed inside—are technologically innovative and require significant and lengthy product development efforts. These efforts include planning, designing, developing and testing at the technological, product and manufacturing-process levels. These activities require us to make significant investments. Although there are many potential applications for our technologies, our resource constraints require us to focus on specific products and to forgo other opportunities. We expect that one or more of the potential products we choose to develop will not be technologically feasible or will not achieve commercial acceptance, and we cannot predict which, if any, of our products we will successfully develop or commercialize. The technologies we research and develop are new and steadily changing and advancing. The products that are derived from these technologies may not be applicable or compatible with the state of technology or demands in existing markets. Our existing products and technologies may become uncompetitive or obsolete if our competitors adapt more quickly than we do to new technologies and changes in customers’ requirements. Furthermore, we may not be able to identify if and when new markets will open for our products given that future applications of any given product may not be readily determinable, and we cannot reasonably estimate the size of any markets that may develop. If we are not able to successfully develop new products, we may be unable to increase our product revenues.

We have incurred recent losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses which may be significant.

We incurred consolidated net losses of approximately $9.4 million and $7.8 million for the years ended December 31, 2006 and 2007, respectively. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 79.8% and 69.3% of our total consolidated total revenues for the years ended December 31, 2006 and 2007, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our government research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

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

We also derive a significant portion of our technology development revenues from SBIR contracts. SBIR revenues accounted for approximately 61% and 47% of our consolidated total revenues for the year ended December 31, 2006 and 2007, respectively. Contract research, including SBIR, may or may not remain a significant portion of our consolidated total revenues, depending on the success of our products and our ability to qualify for SBIR programs. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from non-SBIR contract research.

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

We believe that we are currently in compliance with the SBIR eligibility criteria but we cannot provide assurance that the SBA will interpret its regulations in our favor. We believe that over 60% of our equity is owned or controlled by U.S. citizens, and that we currently have fewer than 500 employees. We must be able to certify that we meet the SBIR ownership and size requirements as of the time we enter into each SBIR contract or grant, and SBA may review our size status in connection with each SBIR contract or grant. As we grow our business, it is foreseeable that we will eventually exceed the SBIR eligibility limitations and we may need to find other sources to fund our research and development efforts. If we are unsuccessful in obtaining additional contracts or funding grants because we cannot meet the eligibility requirements or if our customers decide to reduce or discontinue support of our products, we may be required to seek alternative sources of revenues or capital.

The SBA could determine that, as a result of Carilion Clinic’s equity ownership, the number of our employees exceeds the size limitation placed on SBA contract and SBIR grant recipients, and therefore we will not be eligible to receive future SBA contracts and SBIR grants.

In addition to the U.S. ownership eligibility criteria discussed above, to be eligible for SBA contracts and SBIR grants, the number of our employees including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2007, including all of our divisions, we had 200 full time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

The SBA may make an affiliation determination based on stock ownership. For example, the SBA may presume that two or more entities have the power to control a company if the entities each own, control or has the power to control, less than 50 percent of the company’s stock, such minority holdings are equal or approximately equal in size, and the aggregate of the minority holdings is large as compared to any other stock holding. However, this presumption may be rebutted by showing that such control or power to control does not in fact exist. As of December 31, 2007, Carilion Clinic held approximately 20.8% of our common stock, and Dr. Kent Murphy held approximately 24.6% of our common stock. Thus, applying the criteria stated above, the SBA could find that both Carilion Clinic and Dr. Murphy own less than 50% of the stock, their percentages are roughly equal, and their respective percentages are large compared to any other stock holding. We believe that the relative beneficial ownership of our individual stockholders rebuts the presumption of control by Carilion Clinic because the shares held by our officers and directors constitute the controlling interest in us. However, if the SBA were to make a determination that we are affiliated with Carilion Clinic, we would exceed the size limitations as Carilion Clinic has over 500 employees, and we therefore would lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

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

If we are unable to secure third-party reimbursement for our health care products, including our EDAC® QUANTIFIER, our revenue and net loss could be adversely affected.

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

Hospitals and medical centers to which we intend to sell our EDAC®QUANTIFIER product typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not permit reimbursement for services performed using our products, demand for our product may be negatively impacted.

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

We may be obligated to repay part of the proceeds received in connection with a grant from the City of Danville, Virginia, for failing to make certain agreed upon expenditures and failing to meet certain employment obligations.

In March 2004, we received a grant of $900,000 from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009. Our obligations under this Grant Agreement require us to incur significant expenditures in order to retain such proceeds from the grant. Specifically, we agreed under the Grant Agreement to invest at least $5.2 million in capital equipment expenditures and $1.2 million in certain facilities by September 25, 2006 and to maintain such investments in our Danville facility until March 25, 2009. We also agreed to create by September 25, 2006 at least 54 new full-time jobs at the Danville facility at an average annual wage of at least $39,000 plus benefits, and to maintain these jobs at such facility until March 25, 2009. These contractual requirements obligate us to an annual payroll obligation exceeding $2.0 million until March 25, 2009. To the extent such hiring results in salaries in excess of the required minimum wages, our annual payroll obligation could be substantially greater than $2.0 million. As of September 25, 2006, and as of December 31, 2007, we had not fully met these capital expenditures and job milestones, and, as a result, we may be asked to repay the City of Danville a portion of the $900,000 in funds based on a formula of the pro rata shortfall of such expenditures and jobs falling below such required levels. Because of the failure to meet these milestones and the continuing obligation to maintain our investment and employees at this location through March 25, 2009, we currently have classified the full amount of the grant as a liability on our balance sheet in anticipation of potentially returning the funds.

We have limited experience manufacturing our products in commercial quantities in a cost-effective manner, which could adversely impact our business.

We have produced most of our products on a custom order basis rather than pursuant to large contracts that require production on a large volume basis. Accordingly, other than the commercial manufacture of products by our Luna Technologies Division, we have no experience manufacturing products in large volume. Because our experience in large scale manufacturing is limited, we may encounter unforeseen difficulties in our efforts to manufacture other products or materials in commercial quantities. For example, we may need to develop or in-license Trimetasphere® nanomaterial purification and isolation technology, which would result in manufacturing delays or shortfalls. We may also encounter difficulties and delays in manufacturing our products for the following reasons:

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

We primarily rely on third-party vendors for the manufacture of the specialized components used in our products. Although we do not have any sole source suppliers of materials, the highly specialized nature of our supply requirements poses risks that we may not be able to locate additional sources of the specialized components required in our business. For example, there are few manufacturers who produce the special lasers used in our optical test equipment. Moreover, none of these third-party vendors is obligated to continue to supply us with components. Our reliance on these vendors subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including interruption of supply. Although we are now manufacturing tunable lasers in low rate initial production, we expect our overall reliance on third-party vendors to continue.

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

If we are unsuccessful in our litigation with Hansen Medical, Inc., our business may be materially harmed.

On June 22, 2007, Hansen Medical Inc., a company for whom we had conducted certain research, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara alleging misappropriation of trade secrets, unfair competition, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory judgment. In addition to money damages in an unspecified amount, the plaintiff company seeks, among other things, equitable relief, including an injunction against our using the allegedly misappropriated trade secrets in connection with another project of ours. We have answered the complaint and intend to defend ourselves vigorously in this matter. We also filed a counterclaim asserting claims for misappropriation of trade secrets, unfair competition under the California Business and Professional Code, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory judgment. We seek money damages from the counterclaim defendant in an amount to be proven at trial and equitable, including declaratory, relief. While we believe the plaintiff’s claims are without merit, we cannot predict the ultimate outcome of this litigation.

If we do not succeed in prosecuting our claims against Hansen Medical, Inc. or if Hansen Medical, Inc. prevails on one or more of its claims, we may not recover our damages. In addition, if Hansen Medical, Inc. is successful, we may be required to pay substantial damages, and we may lose the ability to freely use certain of our intellectual property, any or all of which could materially harm our business.

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

Our health care and medical products are subject to a lengthy and uncertain domestic regulatory approval process. If we do not obtain and maintain the necessary domestic regulatory approvals or clearances, we will not be able to market and sell our products for clinical use in the United States.

Certain of our current and potential products will require regulatory clearances or approvals prior to commercialization. In particular, our Trimetasphere® nanomaterial-based MRI contrast agent and our EDAC® ultrasound diagnostic devices for measuring certain medical conditions will be considered a drug and medical devices, respectively, under the Federal Food, Drug & Cosmetic Act, or FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the Food and Drug Administration, or FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of these products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn. Our failure to obtain the necessary regulatory approvals, or our failure to obtain them in a timely manner, will prevent or delay our commercialization of new products and our business or our stock price could be adversely affected.

In general, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market our EDAC® or other products for clinical use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Food, Drug, and Cosmetic Act, which has occurred in the case of the EDAC®. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application, or PMA, for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfather status, we will be required to obtain FDA approval by submitting a PMA.

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

Our commercial success will depend in part on our obtaining and maintaining patent, trade secret, copyright and trademark protection of our technologies in the United States and other jurisdictions as well as successfully enforcing this intellectual property and defending this intellectual property against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable intellectual property protections, such as patents or trade secrets, cover them. In particular, we place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. The degree of future protection of our proprietary rights is also uncertain for products that are currently in the early stages of development—such as the Trimetasphere® carbon nanomaterials products—because we cannot predict which of these products will ultimately reach the commercial market or whether the commercial versions of these products will incorporate proprietary technologies.

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

Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, protection of certain of our intellectual property may be unavailable or limited in the United States or in foreign countries, and certain of our products—including our Trimetasphere® carbon nanomaterials products—do not have foreign patent protection. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, or circumvented, and the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, and in the case of certain products no foreign patents were filed or can be filed. This could make it easier for competitors to capture or increase their market share with respect to related technologies. Although we are not currently involved in any legal proceedings related to intellectual property, we could incur substantial costs to bring suits in which we may assert our patent rights against others or defend ourselves in suits brought against us. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

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

As of the date of our initial public offering, employees and former employees holding approximately 1.8 million shares of our common stock or options exercisable for our common stock had entered into an agreement to not sell more than 20.0% of such shares in any year during the five years following the effective date of our initial public offering, provided that if any shares subject to such annual limit are not sold in a given year then such shares may be sold in subsequent years. In addition, certain members of our management holding options exercisable for approximately 2.2 million shares of our common stock had entered into an agreement not to sell more than 15.0% of such shares in any year during the five years following the effective date of such initial public offering. On January 23, 2007, certain members of our management team entered into amended and restated stock sale restriction agreements whereby such officers agreed not to sell more than a fixed number of beneficially held shares of our common stock for a two year period ending December 31, 2008. On February 27, 2008, certain members of our management team entered into a second amended and restated stock sale restriction agreement whereby such officers agreed not to sell more than a fixed number of beneficially held shares of our common stock for a two year period ending December 31, 2010. As of December 31, 2007, such officers beneficially owned an aggregate of 4,541,021 shares of our common stock, including vested and unvested options to purchase common stock, which are subject to the sale restriction agreements. We have the right to waive any of these resale restrictions for employees and management at our discretion, and in such instance, the shares would become freely tradable.

If our internal controls over financial reporting are found not to be effective or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, Investors could lose confidence in our financial reports, and our stock price may be adversely affected.

Beginning with this Annual Report on Form 10-K, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report includes management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and a report on their evaluation of the operating effectiveness of our internal control over financial reporting beginning with our Annual Report for the year ending December 31, 2008.

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

We have previously identified material weaknesses and significant deficiencies in our internal controls, and if we are unable to develop, implement and maintain appropriate controls we will not be able to comply with applicable regulatory requirements imposed on reporting companies.

Although we do not believe we have material weaknesses or significant deficiencies related to our policies and procedures, we continue to perform specific tests to determine the effectiveness of key controls within these policies and procedures. We intend to monitor those policies and procedures in connection with our formally documented system of internal control.

Our maintenance of appropriate internal controls will depend materially both on our successful hiring and retention of key senior accounting personnel If we are unable to retain and attract qualified personnel, to maintain financial reporting and accounting systems or if we are unable to scale these systems to our growth, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC, the NASDAQ Global Market or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the price of our common stock. Future determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

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

Historically, our financial results have exhibited significant seasonality. For example, we typically have lower product and license revenue in the first half of the year and higher product revenue in the second half of the year. We expect such seasonality to continue. In addition, our financial results may fluctuate as a result of a number of factors, many of which are outside of our control, which may cause the market price of our common stock to fall. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk factors” section and, in particular, the following risks:

•	a reduction of contract research funding;

•	decisions by government agencies, academic institutions or corporations not to exercise contract options or to modify, curtail or terminate our major contracts;

•	failure to estimate or control contract costs;

•	adverse judgments or settlements in legal disputes;

•	expenses related to acquisitions, mergers or joint ventures;

•	declines in market demand for sensing and instrumentation products; and

•	other one-time financial charges.

As of December 31, 2007, our directors and executive officers collectively controlled approximately 50 % of our outstanding common stock.

As of December 31, 2007, our directors and executive officers and their affiliates collectively controlled approximately 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. You and other stockholders will have minimal influence over these actions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

Our corporate headquarters are located in Roanoke, Virginia, and are centrally located to our research, development and manufacturing facilities in Blacksburg, Charlottesville, Danville and Hampton, Virginia and our office in McLean, Virginia. These properties are summarized below:

•

we lease approximately 24,000 square feet of space in Roanoke, Virginia, which is used for our corporate headquarters, general administrative functions, and certain research and development activities. Our administrative and technology and development segments primarily use this facility;

•

we lease approximately 32,000 square feet of space in Blacksburg, Virginia, near Virginia Tech, which is used primarily for technology development activities and for the development and manufacturing of our medical device products and our test & measurement, sensing, and instrumentation products. Our technology development and product and license segments primarily use this facility;

•

we lease approximately 16,000 square feet of space in Charlottesville, Virginia, near the University of Virginia, which is used for various technology development activities and for advanced materials research. Our technology development segment primarily uses this facility;

•

we lease a 24,000 square foot facility in Danville, Virginia for nanomaterials manufacturing and for new drug research and development. Our technology development segment and product development segments primarily use this facility;

•

we lease approximately 10,000 square feet of space in Hampton, Virginia, near the NASA Langley Research Center, for research and development of non-destructive evaluation and certain ultrasound products. Our technology development segment primarily uses this facility; and

•	we lease approximately 2,800 square feet of additional office space in McLean, Virginia for sales, general and administrative functions.

We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

On June 22, 2007, Hansen Medical Inc., a company for whom we had conducted certain research, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara alleging misappropriation of trade secrets, unfair competition, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory judgment. In addition to money damages in an unspecified amount, the plaintiff company seeks, among other things, equitable relief, including an injunction against our using the allegedly misappropriated trade secrets in connection with another project of ours. We have answered the complaint and intend to defend ourselves vigorously in this matter. We also filed a counterclaim against the plaintiff company. Our counterclaim asserts claims for misappropriation of trade secrets, unfair competition under the California Business and Professional Code, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory judgment. We seek money damages from the counterclaim defendant in an amount to be proven at trial and equitable, including declaratory, relief. While we believe the plaintiff’s claims are without merit, we cannot predict the ultimate outcome of this litigation.

On May 30, 2006, we were served with a complaint filed by a former employee in the Circuit Court for the City of Roanoke, Virginia, alleging that we breached a consulting agreement with the former employee, and that we are indebted to the former employee in an unspecified amount of at least $100,000. We have answered the complaint and intend to defend ourselves vigorously in this matter. While we believe the former employee’s claims are without merit, counsel for such former employee has indicated that he may file additional claims against us. To date, no such additional claims have been filed. However, we cannot predict whether such former employee will file additional litigation against us or our subsidiaries or the ultimate outcome of any such litigation.

On September 10, 2007, we filed a complaint against our former auditing and accounting firm in connection with the firm’s auditing and opining on the accuracy of several years of our consolidated financial statements in preparation for our registration with the Securities and Exchange Commission and our Initial Public Offering of securities. The complaint alleges that the firm breached its contract with us and committed negligence when it failed to ensure that it was independent to audit our financial statements, as required by the SEC regulations, and by failing to inform us that it was not independent to audit our financial statements. These actions, resulting in our termination of this firm and our hiring of a new independent firm, caused a delay in our IPO, thereby resulting in a lower amount of capital raised, and caused us to incur significant expenses. The case is pending in the Circuit Court for the City of Richmond, Virginia. Among other things, we seek money damages in the amount of $28 million. The defendant answered our complaint and counterclaimed alleging breach of contract, breach of implied contract and unjust enrichment. The firm’s counterclaim alleges that we failed to pay it certain fees for services performed. The firm seeks $173,000. We answered the counterclaim and, while we believe these claims are without merit and intend to defend them vigorously, we cannot predict the ultimate outcome of the litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on The NASDAQ Global Market under the symbol “LUNA” since our initial public offering on June 2, 2006. The following table sets forth the high and low closing prices of our common stock for each period indicated and are as reported by NASDAQ.

	2007		2006
Fiscal Period	High	Low	High	Low
First Quarter	$4.72	$2.95	N/A	N/A
Second Quarter	$5.08	$2.91	$6.22	$5.91
Third Quarter	$5.18	$3.40	$6.00	$3.12
Fourth Quarter	$9.53	$4.18	$4.09	$3.27

As of December 31, 2007, there were approximately 92 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock. We derived the number of stockholders of record by reviewing the listing of outstanding common stock recorded by our transfer agent as of December 31, 2007.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between our January 1, 2007 and December 31, 2007, versus the cumulative total return of the NASDAQ Composite Index and Russell 2000 Growth Index over the same period. This graph assumes the investment of $100,000 on January 1, 2007 in our common stock, the NASDAQ Composite Index and the Russell 2000 Growth Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.

Since there is no published industry or line-of-business index for our business reflective of the performance the Company nor do we believe we can reasonably identify a peer group, we measure our performance with issuers of similar market capitalization. We selected the Russell 2000 Growth Index because it measures the performance of a broad range of companies with lower market capitalization than those companies included in the S&P 500 Index, and we have a low market capitalization.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before of after the date hereof and irrespective of any general incorporation language in any such filing.

DIVIDEND POLICY

Since our inception, we have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2007

There were no unregistered sales of equity securities during the three months ended December 31, 2007.

Use of Proceeds from Sale of Registered Equity Securities

On June 2, 2006, our Registration Statement on Form S-1, as amended (Reg. Nos. 333-131764) was declared effective in connection with the initial public offering of our common stock, pursuant to which we registered and directly sold an aggregate of 3,500,000 shares of our common stock at a price to the public of $6.00 per share. The offering closed on June 6, 2006, and, as a result, we received net proceeds of approximately $17.87 million (after underwriters’ discounts and commissions of approximately $1.47 million and additional offering-related costs of approximately $1.66 million). The managing underwriter of the offering was ThinkEquity Partners LLC. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None during the fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements.

	Years Ended December 31,
(In thousands, except share and per share data)	2003	2004	2005	2006	2007
Consolidated Statements of Operations Data:
Revenues:
Technology Division Revenues	$10,358	$13,835	$15,380	$18,788	$23,356
Products sales and licensing revenues	7,234	8,752	1,074	4,758	10,326

Total revenues	17,592	22,587	16,454	23,546	33,682
Cost of revenues
Technology development division costs	8,949	10,985	12,552	14,141	16,546
Product sales and licensing costs	1,543	2,881	410	2,221	4,820

Total cost of revenues	10,492	13,866	12,962	16,362	21,366

Gross profit	7,100	8,721	3,492	7,184	12,316
Operating expense	4,856	4,190	6,004	17,150	20,570

Operating income (loss)	2,244	4,531	(2,512)	(9,966)	(8,254)
Other income (expense)	(138)	(257)	2	26	33
Interest income (expense), net	(87)	(90)	(41)	516	372

Income (loss) before income taxes	2,019	4,184	(2,551)	(9,424)	(7,850)
Income tax expense (benefit)	886	128	(557)	13	—

Net income (loss)	$1,133	$4,056	$(1,994)	$(9,437)	$(7,850)

Net income (loss) per common share:
Basic	$0.40	$1.40	$(0.53)	$(1.14)	$(0.77)
Diluted	$0.39	$1.14	$(0.53)	$(1.14)	$(0.77)
Weighted-average number of shares used in per share calculations:
Basic	2,843,349	2,903,022	3,735,811	8,283,074	10,219,711
Diluted	2,905,849	3,561,788	3,735,811	8,283,074	10,219,711

	2003	2004	2005	2006	2007
Consolidated Balance Sheet Data (at end of Period):
Cash and cash equivalents	$642	$610	$12,515	$17,867	$12,047
Working capital (deficit)	(3,008)	257	11,843	19,283	14,115
Total assets	5,497	7,747	24,134	35,217	32,549
Total current liabilities	7,211	4,474	6,993	7,560	10,053
Total debt	286	303	5,431	5,328	5,000
Stockholder’s equity (deficit)	(1,932)	2,167	10,854	22,075	17,137

We reacquired our Luna Technologies division in September 2005, having previously established Luna Technologies, Inc. in July 1998 and funding its growth by raising venture capital. Such financing activities diluted our equity ownership to as little as approximately 7% during our holding period and to approximately 10% prior to September 2005. In line with our strategy of building a growing portfolio of products, we purchased all of the stock of Luna Technologies, Inc. that we did not own in exchange for shares of our common stock in September 2005.

Please see “Critical Accounting Policies and Estimates” included as part of Part II, Item 7 of this Annual Report on Form 10-K for further discussion of key accounting changes which occurred during the years covered in the above table. Additional information regarding business combinations and dispositions for the relevant periods above may be found in the notes accompanying our consolidated financial statements at Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this report.

Overview

We research, develop and commercialize innovative technologies in two primary areas of focus: test & measurement, sensing, and instrumentation products and health care products. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill large and unmet market needs and then take these technologies from the applied research stage through commercialization. Although revenues from product sales currently represent less than half of our total revenues, we continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues. In addition, we anticipate that, these revenues will reflect a broader and more diversified mix of products as we develop and commercialize new products.

We have developed a disciplined and integrated process to accelerate the development and commercialization of innovative technologies. Our business model employs a market-driven approach and provides the infrastructure, resources and know-how throughout the process of developing and commercializing new products. To manage a diverse set of products effectively across a range of development stages, we are organized into two main groups: our Technology Development Division and our Products Division. These groups work together through all product development stages, including:

•	Searching for emerging technologies based on market needs;

•	Conducting applied research;

•	Developing and commercializing innovative products; and

•	Applying proven technologies and products to new market opportunities.

Our annual revenues were $16.5 million in 2005, $23.5 million in 2006, and $33.7 million in 2007. We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues grew from $15.4 million in 2005, to $18.8 million in 2006 and $23.4 million in 2007. We have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $25.2 million at December 31, 2007.

Revenues from product sales currently represent a smaller proportion of our total revenues, and, historically, we have derived most of these revenues from the sales of our sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. Although we have been successful in licensing certain technology we do not expect license revenues to represent a significant portion of future revenues, however, over time we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales to increase primarily in areas associated with our fiber optic instrumentation and test and measurement platforms. We also expect to increase our investments in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

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

In June 2005, Luna Technologies entered into a Joint Cooperation Agreement with Luna Energy, which was formerly an entity in which we held an ownership interest until 2004. Under this agreement, both parties have agreed to cooperate to develop a fiber optic sensing system product and have agreed to contribute materials, intellectual property, personnel and other resources to the development effort. Upon successful completion of product development, Luna Energy will receive a license to certain of Luna Technologies’ intellectual property and will be required beginning in 2007 and continuing through December 31, 2017 to make payments to Luna Technologies with respect to revenues derived from products sold that utilize this intellectual property. As of December 31, 2007, Luna Energy had not yet sold products that would entitle Luna Technologies to royalty payments under this joint cooperation agreement. However, at December 31, 2007, Luna Technologies had received aggregate development milestone payments of $305,000 as of that date under this agreement and is entitled to receive additional development milestone payments of up to $120,000 in the aggregate, subject to the satisfaction of certain conditions. Luna Technologies also has the right to receive royalty payments from sales of products in the future. The license of certain of the intellectual property from Luna Technologies to Luna Energy shall be an exclusive license if Luna Energy makes certain minimum royalty payments of $420,000 in the aggregate between 2007 and 2017, and shall be a non-exclusive license if Luna Energy fails to make these minimum royalty payments. Either party has the right to terminate this agreement during the development term upon a provision of advance written notice to the other party. However, if either party terminates the agreement for convenience or failure to meet certain development milestones, the terminating party may be required to grant license rights to the non-terminating party, including, where Luna Technologies is the terminating party, certain non-exclusive and certain exclusive rights with respect to intellectual property of Luna Technologies was required to complete the development effort, and where Luna Energy is the terminating party, non-exclusive commercialization rights with respect to certain intellectual property of Luna Energy. Since December 2004, we have not held an ownership interest in Luna Energy.

In connection with becoming a public company, we have and will continue to incur significant additional expenses such as audit fees, professional fees, increased directors’ and officers’ insurance, advisory board and board of directors compensation, and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses were not incurred by us prior to our initial public offering. In addition, upon receiving the net proceeds from our initial public offering, we implemented a strategy for expansion that has significantly increased our operating expenses and will likely continue to result in substantial losses. We incurred consolidated net losses of approximately $9.4 million and $7.8 million for the years ended December 31, 2006 and December 31, 2007, respectively. We expect to continue to incur significant expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

In June 2007, Luna Innovations entered into an IP licensing, development, and supply agreement with Intuitive Surgical Inc. Under the terms of the multi-year agreement, Luna will develop and supply its fiber optic-based shape sensing and position tracking system for integration into Intuitive Surgical’s products, including the da Vinci Surgical System. Pursuant to the Agreement, Intuitive agreed to pay Luna certain fees including an up-front license fee, development fees payable in quarterly installments over the initial year-and-a half period following the date of the Agreement, and certain other fees, subject to certain termination rights by Intuitive and other rights of repayment or reduction. Such fees do not include the minimum purchase requirements of Intuitive, which are subject to the successful completion of the development criteria and certain other terms and conditions.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and license payments. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and currently represent approximately 30% of our total revenues. Our license revenues comprise up-front license fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property as well as royalties, which currently represent an insignificant portion of our license revenues.

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

Interest Income/Expense

Interest expense historically related primarily to interest we paid under our senior secured revolving credit facility. As of December 31, 2007, there was no amount outstanding on our credit facility, and we do not expect to draw on that facility in the near term. In addition, the primary source of our interest expense is accrued interest on our note payable to Carilion Clinic.

Interest income includes amounts earned on our cash deposits with financial institutions. We invested the proceeds of the Carilion transactions and the net proceeds from its initial public offering in a money market account and draws from that account as needed to fund ongoing operations.

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

Fixed price contracts may include either a product delivery or specific service performance throughout a period. For fixed price contracts that are based on the proportionate performance method and involve a specified number of deliverables, we recognize revenue based on the proportion of the cost of the deliverables compared to the cost of all deliverables included in the contract. For fixed price contracts that provide for the development and delivery of a specific prototype or product, revenues are recognized on under the percentage of completion method in accordance with Statement of Position (SOP) 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

Product Revenues

We recognize revenue relating to our products upon shipment. Our products usually include software as a significant and integral component. After considering the requirements of SOP 97-2, Software Revenue Recognition, we have concluded that our product sales do not include multiple elements which would require allocating revenue among product and service components, and deferring recognition of revenue relating to the software or other components of our products.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we establish a liability at the time we determine it is probable we will be required to pay additional taxes related to certain matters. These liabilities are recorded in the line item “Accrued Liabilities” in our consolidated balance sheets. We adjust such provision, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. A number of years may elapse before a particular matter for which we have established a liability is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Settlement of any particular issue would usually require the use of cash. We recognize favorable resolutions of tax matters for which we have previously established liabilities as a reduction to our income tax expense when the amounts involved become known.

Due to differences between federal or state tax law, and accounting principles generally accepted in the United States of America, or “GAAP,” certain items are included in the tax return at different times than when these items are reflected in the consolidated financial statements. Therefore, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible in our tax return. Some differences, such as depreciation expense reverse over time and create deferred tax assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (SFAS No. 123R) using the modified prospective transition method. Under this transition method, our financial statements for periods prior to January 1, 2006 were not restated. However, we incur compensation expense for new awards and awards modified, repurchased or cancelled after January 1, 2006. This compensation expense is computed using the fair value of the stock option as determined by an option pricing model, the Black-Scholes valuation model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. To determine the volatility used in this model, we use data from comparable companies, since our stock has only been publicly-traded for 1.5 years. As we are publicly-traded over a longer time period, we will begin to use the volatility of our own stock to compute the compensation expense for options granted.

Under the modified prospective method, we recognize compensation cost in our financial statements for all awards granted after January 1, 2006 and for all awards outstanding as of January 1, 2006 for which the requisite service had not been rendered as of the date of adoption. We measure the amount of compensation cost based on the fair value of the underlying equity award on the date of grant. We recognize compensation cost over the period that an employee provides service in exchange for the award. As of December 31, 2007, total compensation expense not yet recognized related to unvested options is approximately $6.5 million after tax.

The effect of adopting SFAS No. 123(R) on net income (loss) and net income (loss) per share is not necessarily representative of the effects in future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years.

Goodwill and Other Intangible Assets

At December 31, 2007, we have $418,000 in goodwill relating to our acquisition of Luna Technologies in September, 2005. We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and some intangible assets to no longer be amortized. In addition, goodwill is tested for impairment at the reporting unit level and intangible assets deemed to have an indefinite life and other intangibles are tested for impairment at least annually, or more frequently if impairment indicators arise. We test for impairment of goodwill and other intangible assets by preparing an undiscounted future net cash flow analysis. In preparing this projection, we make a number of assumptions, which include, without limitation, future sales volume levels, price levels and rates of increase in operating expenses. If our projection of undiscounted future cash flows is in excess of the carrying value of the recorded asset, no impairment is reported. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

We amortize our patents over their estimated useful life of five years, and analyze them periodically to determine whether their carrying value has been impaired. At the end of December 31, 2007 and 2006, respectively, no patents were written down due to any impairment in value.

Results of Operations

The following table shows information derived from our consolidated statements of operations expressed as a percentage of revenues for the periods presented.

	Year ended December 31,
	2005	2006	2007
Revenues;
Technology development revenues	93.5%	79.8%	69.3%
Product and license revenues	6.5%	20.2%	30.7%

Total revenues	100.0%	100.0%	100.0%
Cost of Revenues:
Technology development costs	76.3%	60.1%	49.1%
Product and license costs	2.5%	9.4%	14.3%

Total cost of revenues	78.8%	69.4%	63.4%

Gross Profit	21.2%	30.5%	36.6%
Operating Expense	36.5%	72.8%	61.1%

Operating Loss	(15.3%)	(42.3%)	(24.5%)
Total Other Income/(Expense), net	(0.2%)	2.3%	1.2%

Loss Before Income Taxes	(15.5%)	(40.0%)	(23.3%)
Income Tax Expense/(Benefit)	(3.4%)	0.1%	0.0%

Net Loss	(12.1%)	(40.1%)	(23.3%)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Total revenues for the year ended December 31, 2007 were $33.7 million, representing an increase of $10.1 million, or 43%, over revenues of $23.5 million for the year ended December 31, 2006. The increase was comprised of a $4.6 million, or 24%, increase in technology development revenue and a $5.6 million, or 117%, increase in product and license revenue. Technology development revenue grew due to additional contract awards throughout 2007, resulting in increased billable activities performed.

Total product and licensing revenues were $10.3 million for the year ended December 31, 2007, representing a 117% increase over product and licensing revenues of $4.8 million for the year ended December 31, 2006. Approximately $5.9 million of the 2007 product and license revenues related to product sales of our Luna Technologies division. Product and license revenues for the year ended December 31, 2007 also included $0.2 million in sales of medical products and $4.2 million in contracted product development activities, which included product development work for the arrangement with Intuitive Surgical, Inc. and various arrangements with government entities. Contracted product development activities for the year ended December 31, 2006 were $625,000.

Cost of Revenues

Cost of revenues increased 31% to $21.4 million for the year ended December 31, 2007 from $16.4 million for the year ended December 31, 2006. Cost of revenues for technology development increased $2.4 million, or 17%, to $16.5 million for the year ended December 31, 2007 from $14.1 million for the year ended December 31, 2006. This increase primarily resulted from the addition of personnel during 2007 to fulfill our awarded research contracts, a higher proportion of time expended on direct labor, and other direct costs associated with these contracts.

Product and license cost of revenues increased $2.6 million, or 117%, consistent with the product and license revenue growth of 117%, primarily attributable to increased costs associated with an increase in the number of units sold.

Operating Expense

Operating expense increased to $20.6 million for the year ended December 31, 2007 from $17.2 million for the year ended December 31, 2006. The increase in operating expense was primarily attributable to increased spending in research and development activities, principally related to research concerning carbon nanomaterials and their potential application in diagnostic imaging, development of our medical products, increased recognition of expense for share-based compensation, and increases in personnel, professional fees and other costs. These increased costs were incurred in support of our strategy to achieve long term growth through the commercialization of innovative products utilizing our proprietary and licensed technologies. We expect our operating expenses to continue to increase, at a lesser rate of growth, as we continue to invest in new product development and increase product sales.

Other Income (Expense)

Other income was $400,000 for the year ended December 31, 2007 compared to $500,000 for the year ended December 31, 2006. The decline is attributable to reduced cash deposits from 2006 to 2007, resulting in lower interest income earned on deposits.

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

During 2006, product and license revenue grew primarily due to the acquisition of our Luna Technologies subsidiary and growth in other new product areas such as medical products. Product and license revenues of $4.8 million in 2006 included the full year of our Luna Technologies subsidiary, acquired in September 2005. Of the $4.8 million in product and license revenues, approximately $3.9 million related to the operations of Luna Technologies. Product and license revenues of $1.1 million for 2005 include only the revenues earned during the three months following the date of acquisition of Luna Technologies. Revenues for Luna Technologies for the nine months ended September 29, 2005 were $2.1 million. Product and license revenues for 2006 also included $200,000 in sales of medical products and $600,000 in contracted product development activities. There were no corresponding revenues for medical products and contracted product development activities in 2005.

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

Operating Expense

Operating expense increased to $17.2 million for the year ended December 31, 2006 from $6.0 million for the year ended December 31, 2005. The increase in operating expense was primarily attributable to increased spending in research and development activities, principally related to research concerning carbon nanomaterials and their potential application in diagnostic imaging, development of our medical products, additional selling, general and administrative costs associated with our acquisition of Luna Technologies in September 2005, increased recognition of expense for share-based compensation, and increases in personnel, professional fees and other costs associated with our transition to a public company. These increased costs were incurred in support of our strategy to achieve long term growth through the commercialization of innovative products utilizing our proprietary and licensed technologies. We expect our operating expenses to continue to increase, at a lesser rate of growth, as we continue to invest in new product development and increase product sales.

Other Income/(Expense)

Other income was $500,000 for the year ended December 31, 2006 compared to a net expense of less than $100,000 for the year ended December 31, 2005. The improvement of $600,000 year over year is attributable to interest earned on cash deposits. We received aggregate proceeds of $15 million from debt and equity financing transactions during the period August 2005 through December 2005 and net proceeds of approximately $17.9 million from its initial public offering in June 2006.

Quarterly Results

The following table sets forth our unaudited historical revenues, operating income and net loss by quarter during 2006 and 2007:

	Fiscal Year 2006				Fiscal Year 2007
(Dollars in thousands, except loss per share)	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues:
Technology development	$3,921	$4,170	$4,886	$5,811	5,287	5,852	5,952	6,265
Product and license	595	762	1,164	2,237	1,784	2,003	2,867	3,671
Total revenues	$4,516	$4,932	$6,050	$8,048	7,071	7,855	8,820	9,936
Operating loss	($2,100)	($2,833)	($2,169)	($2,865)	($2,795)	($2,291)	($1,982)	($1,186)
Net loss	($2,089)	($2,721)	($1,949)	($2,679)	($2,682)	($2,178)	($1,838)	($1,151)
Basic and fully diluted loss per share	$(0.34)	$(0.37)	$(0.20)	(0.27)	$(0.27)	$(0.21)	$(0.18)	$(0.11)

Liquidity and Capital Resources

Prior to August 2005, our primary source of liquidity had been cash provided by operations and divestitures of certain assets and businesses. In August 2005, we completed our first outside equity financing and raised $7.0 million through an equity investment by Carilion Clinic (formerly Carilion Health System). Carilion Clinic invested an additional $8.0 million in December 2005 in the form of $5.0 million aggregate principal amount of senior convertible promissory notes and $3.0 million in additional equity.

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

Our principal uses of cash have been to fund our development of medical products and carbon nanomaterials, and our overall expansion, including facilities, personnel, working capital and other capital expenditures.

We have a $3.0 million senior secured revolving credit facility with First National Bank that is collateralized by a security interest in substantially all of our assets. The interest rate on borrowings under our secured revolving credit facility is equal to the prime rate, limited to no less than 6.0% and no greater than 10.0% per annum, and the interest accrued is payable monthly. Under the terms of the senior secured revolving credit facility, the outstanding principal is payable in full on demand or at maturity on June 30, 2008. The senior secured revolving credit facility contains covenants which require us to maintain $1.0 to $2.0 million in liquidity depending on our outstanding balance. Additionally, without First National Bank’s prior approval, we may not make a direct loan to an affiliate or subsidiary of ours exceeding $500,000 annually, guaranty the debt of our affiliate or subsidiary or incur debt in excess of $500,000 non-First National Bank debt annually. Finally, we are obligated to continue to provide First National Bank an assignment of life insurance in a minimum amount of $1.0 million on the life of Kent A. Murphy, covering all of our indebtedness to First National Bank. During 2007, we did not draw any amounts under our secured revolving credit facility, and we do not anticipate a need to draw on that line of credit in the near term given our current cash and cash equivalent balances.

Discussion of Cash Flows

Recent Activity

During the year ended December 31, 2007, we used approximately $4.2 million of net cash from operations. This was a substantial decrease compared to 2006, when we used $9.1 million of net cash from operations. Most of this change was due to the decreased net loss year over year, and other working capital component changes. Specifically, the significant working capital component changes between December 31, 2007 and December 31, 2006 were: increases in deferred credits relating to advance payments received on certain product development contracts of $1.1 million; and increase in the amount of share-based compensation expense added back to compute net cash used in operating activities of $0.7 million.

Cash used in investing activities for the year ended December 31, 2007 related primarily to the purchase of property and equipment and legal fees and costs associated with securing patent rights to certain technology. Our overall cash used in investing activities was $1.8 million in 2007 compared to $3.4 million in 2006. The decrease was attributable to decreases in spending for both capital assets, which was higher in 2006 due to the relocation of our corporate headquarters and expansion of certain of our operations, and intellectual property.

Cash flows from financing activities for the year ended December 31, 2007 decreased significantly compared to 2006. This was due to the absence in 2007 of the net proceeds of $17.9 million from our initial public offering. As a result of our increased cash position through the initial public offering and our Carilion financing transactions, we did not draw additional financing from our line of credit or other sources during 2007.

At December 31, 2007, total cash and cash equivalents were approximately $12.0 million. We believe that our current cash on hand and the cash available under our line of credit agreement will be sufficient to fund operations for the next 12 months.

Capital Expenditures

Capital expenditures for property and equipment, including both purchased assets and assets acquired under capital leases, as well as capitalized software, totaled $1.4 million for 2007, a decrease of $1.4 million from capital expenditures of $2.8 million in 2006. The decrease from 2006 to 2007 was principally due to expenditures in 2006 for build-out and furnishing of headquarters and other office space in Roanoke and Blacksburg locations, which we did not incur in 2007. We expect to spend approximately $1.0 million for capital expenditures in 2008, based on expected normal growth in capacity requirements and routine replacement and upgrades of equipment.

Summary of Contractual Obligations

We lease our facilities in Blacksburg, Charlottesville, Danville, Hampton, McLean and Roanoke, Virginia under operating leases that expire between December 2008 and January 2014 or under a month-to-month arrangement. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

We also lease certain computer equipment and software under a capital lease agreement that expires in February 2008. The assets subject to these obligations are included in property and equipment on our consolidated balance sheet.

In June, 2007, our Luna Technologies Division executed a non-cancelable, non-reschedulable $1.3 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in July 2007. As of December 31, 2007 approximately $1.1 remained under this commitment.

Set forth below is information concerning our known contractual obligations as of December 31, 2007 that are fixed and determinable. Except for facility leases and minimum royalty payment obligations, as of December 31, 2007, we did not have contractual obligations that extended beyond May 2009.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations*	$5,600,822	—	$5,600,822	—	—
Capital equipment and software lease	28,557	23,885	4,672	—	—
Operating facility leases	7,676,708	1,468,892	2,915,554	3,292,262	—
Purchase order obligation	1,107,125	—	1,107,125	—	—
Deferred Credits:
City of Danville grant**	900,000	900,000	—	—	—
Other liabilities***	1,592,500	225,500	718,000	649,000

Total	$16,905,712	$2,618,277	$10,346,173	$3,941,262	$—

*	Long-term debt obligations consist of senior convertible promissory notes of aggregate principal amount of $5 million and accrued interest thereon held by Carilion Health System.
**	In March 2004, we received a $900,000 grant from the City of Danville, Virginia to be used for the expansion of economic and commercial growth within the City. Specifically, $450,000 of the grant will be used to offset certain capital expenditures for leasehold improvements being made at our Danville facility, and the remaining $450,000 is to be used for our creation of new jobs.

The grant stipulates that we must make estimated capital expenditures of at least $6,409,000 and create 54 new full time jobs at our Danville facility, at an average wage of at least $39,000 plus benefits within 30 months of the award, and then maintain such employment levels for an additional 30 months. We could be required to repay the grant funds on a pro-rata basis should we fail to satisfy the conditions stipulated in the agreement. As such, since we have not yet met the stipulations of the grant, we have included the $900,000 in deferred credits in the accompanying consolidated balance sheets as of December 31, 2006 and 2007.

***	Other liabilities include remaining amounts payable for the acquisition of our tunable laser product line and minimum royalty payments for licensed technologies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our exposure to market risk is limited to interest rate fluctuations due to changes in the general level of United States interest rates, particularly because as of December 31, 2007, our cash reserves were maintained in money market investment accounts and were not exposed to material market risks.

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. The interest rate on our line of credit is variable between 6.0% and 10.0% based on the current prime rate of interest; however we do not currently have any outstanding balances owed under our line of credit agreement. As of December 31, 2007, we had $12.0 million deposited in cash and cash equivalents bearing a weighted-average interest rate of 5.1%.

Foreign Currency Exchange Rate Risk

As of December 31, 2007, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Luna Innovations Incorporated

We have audited the accompanying balance sheets of Luna Innovations Incorporated (a Delaware corporation) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luna Innovations Incorporated as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON, LLP

McLean, VA

March 18, 2008

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$17,866,753	$12,046,945
Accounts receivable, net	7,233,406	9,716,610
Refundable income taxes	396,062	396,062
Inventory, net	843,294	1,675,239
Other current assets	503,703	333,105

Total current assets	26,843,218	24,167,961
Property and equipment, net	5,730,094	5,859,515
Intangible assets, net	2,031,489	1,911,132
Deferred tax asset, net	600,000	600,000
Other assets	12,413	10,270

Total assets	$35,217,214	$32,548,878

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligation	85,378	23,885
Accounts payable	2,757,381	3,024,973
Accrued liabilities	3,627,277	5,331,798
Current portion of long term debt obligation	214,955	—
Deferred credits	874,676	1,672,400

Total current liabilities	7,559,667	10,053,056
Long-term capital lease obligation—net of current portion	27,873	4,671
Long-term debt obligation	5,000,000	5,000,000
Deferred credits	554,418	354,418

Total liabilities	13,141,958	15,412,145

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized at December 31, 2006 and 2007, 10,704,456 and 9,911,546 shares issued and outstanding at December 31, 2006 and 2007, respectively	9,912	10,704
Additional paid-in capital	31,585,762	34,496,063
Accumulated Deficit	(9,520,418)	(17,370,034)

Total stockholders’ equity	22,075,256	17,136,733

Total liabilities and stockholders’ equity	$35,217,214	$32,548,878

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2006	2007
Revenues:
Technology development revenues	$15,379,667	$18,787,863	23,356,456
Product and license revenues	1,074,221	4,757,779	10,325,659

Total revenues	16,453,888	23,545,642	33,682,115
Cost of revenues:
Contract research costs	12,552,122	14,140,605	16,546,140
Product and license costs	409,772	2,221,396	4,819,825

Total cost of revenues	12,961,894	16,362,001	21,365,965

Gross profit	3,491,994	7,183,641	12,316,150
Operating expense	6,003,644	17,150,195	20,570,479

Operating loss	(2,511,650)	(9,966,554)	(8,254,329)

Other income (expense):
Other income (expense)	1,592	25,834	32,722
Interest income (expense), net	(41,251)	515,818	371,991

Total other income (expense)	(39,659)	541,652	404,713

Loss before income taxes	(2,551,309)	(9,424,902)	(7,849,616)
Income tax expense (benefit)	(557,252)	12,829	—

Net loss	$(1,994,057)	$(9,437,731)	(7,849,616)

Net loss per share:
Basic	$(0.53)	$(1.14)	$(0.77)

Diluted	$(0.53)	$(1.14)	$(0.77)

Weighted average shares:
Basic	3,735,811	8,283,074	10,219,711

Diluted	3,735,811	8,283,074	10,219,711

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Total
	Shares	$	Shares	$	Shares	$	Shares	$
Balance—December 31, 2004	2,834,814	2,835	76,447	76	—	—	—	—	257,157	1,907,185	2,167,253
Exercise of Stock Options			238,173	238					84,037		84,275
Exercise of warrants			103,508	104					79		183
Issuance of common stock in Carilion financing transaction, net					2,131,474	2,131			9,910,337		9,912,468
Issuance of common stock in conjunction with Luna Technologies acquisition			316,301	316					514,513		514,829
Share based payment expense									168,926		168,926
Net loss										(1,994,057)	(1,994,057)

Balance—December 31, 2005	2,834,814	2,835	734,429	734	2,131,474	2,131			10,935,049	(86,872)	10,853,877
Exercise of stock options			139,049	139			132,606	133	96,931		97,203
Issuance of warrants and options in connection with Luna Technologies acquisition									418,073		418,073
Conversion of Class A, Class B, and Class C Common Stock to Common Stock	(2,834,814)	(2,835)	(873,478)	(873)	(2,131,474)	(2,131)	5,839,766	5,839
Conversion of Redeemable Class B Common Stock to Common Stock							308,216	308	504,676		504,984
Initial Public Offering, net of costs							3,500,000	3,500	17,862,741		17,866,241
Carilion anti-dilution shares							96,724	97	(97)
Rounding of fractional shares and par value effect of stock split							29	1	(4,184)	4,185	2
Share-based payments							34,205	34	1,772,573		1,772,607
Net loss										(9,437,731)	(9,437,731)

Balance—December 31, 2006							9,911,546	9,912	31,585,762	(9,520,418)	22,075,256
Share-based payments							29,296	29	2,425,114		2,425,143
Exercise of options and warrants							763,614	763	485,187		485,950
Net loss										(7,849,616)	(7,849,616)

Balance—December 31, 2007							10,704,456	10,704	34,496,063	(17,370,034)	17,136,733

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2006	2007
Cash flows used in operating activities:
Net loss	$(1,994,057)	$(9,437,731)	$(7,849,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	540,145	1,141,115	1,780,877
Deferred income taxes	(157,251)	—	—
Share-based compensation	168,926	1,772,607	2,425,143
Change in operating assets and liabilities:
Accounts receivable	(1,314,485)	(2,103,495)	(2,483,204)
Inventory			(831,945)
Refundable income taxes	362,005	118,735	—
Other assets	(26,194)	(654,563)	172,740
Accounts payable and accrued expenses	1,911,095	527,098	1,972,111
Deferred credits	422,227	(479,299)	597,724

Net cash used in operating activities	(87,589)	(9,115,533)	(4,216,170)

Cash flows used in investing activities:
Acquisition of property and equipment	(877,144)	(2,834,385)	(1,375,612)
Intangible property costs	(430,847)	(558,909)	(414,328)
Net cash from acquisition of Luna Technologies	33,676	—	—
Capitalized software development costs	(122,642)	—	—

Net cash used in investing activities	(1,396,957)	(3,393,294)	(1,789,940)

Cash flows from financing activities:
Net payments on line of credit	(1,500,000)	—	—
Payments on debt obligations	—	—	(214,953)
Payments on capital lease obligation	(107,177)	(102,703)	(84,695)
Proceeds from convertible debt	5,000,000	—	—
Proceeds from the issuance of common stock, net	9,912,468	17,866,241	—
Proceeds from the exercise of options and warrants	84,458	97,203	485,950

Net cash from financing activities	13,389,749	17,860,741	186,302

Net change in cash	11,905,203	5,351,914	(5,819,808)
Cash and cash equivalents—beginning of period	609,636	12,514,839	17,866,753

Cash and cash equivalents—end of period	$12,514,839	$17,866,753	$12,046,945

Supplemental disclosure of cash flow information
Cash paid for interest	$108,211	$45,341	$15,340
Cash paid for income taxes	$—	$12,829	$—
Property and equipment financed by capital leases	$11,700	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Luna Innovations Incorporated (“Luna Innovations”) was incorporated in the Commonwealth of Virginia in 1990 and subsequently reincorporated in the State of Delaware in April 2003. We are engaged in the research, development and commercialization of innovative technologies in the areas of test & measurement, sensing, and instrumentation products and health care products. We are organized into three main groups, which work closely together to turn ideas into products: our Technology Development Group, our Commercialization Strategy Group and our Products Group. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative technologies to market. We identify technology that can fulfill identified market needs. We then take these solutions from the applied research stage through commercialization.

Basis of Presentation and Consolidation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and include our accounts, our wholly owned subsidiaries and other entities in which we have a controlling financial interest. We consolidate all entities in which we own more than 50% of the outstanding voting stock unless we do not control the entity. In accordance with FIN No. 46 revised, Consolidation of Variable Interest Entities, (FIN 46R), we also consolidate any variable interest entities for which we are deemed to be the primary beneficiary.

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

Revenue for fixed price research contracts that involve the delivery of services and a prototype model are recognized under the percentage of completion method in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Fixed price arrangements that involve the delivery of research reports are recognized under the proportional performance method based upon the ratio of costs incurred to achieve contract milestones to total estimated cost. Losses on contracts, if any, are recognized in the period in which they become known.

For the years ended December 31, 2005, 2006 and 2007, contract research revenues from agencies of the U.S. government accounted for approximately 70%, 87% and 68%, respectively, of total revenues for the same period. See Note 15 for additional details concerning our relationship with major customers.

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

Certain of our license arrangements have also required us to enter into research and development agreements. We apply the guidance from the Emerging Issues Taskforce Consensus on Issue 00-21, Revenue Arrangements with Multiple—Deliverables (EITF 00-21). Accordingly, we allocate our arrangement fees to the various elements based upon objective reliable evidence of fair value, if available. For those arrangements in which evidence of fair value is not available, we defer revenues from any up-front payments and recognize them over the service period in the arrangement. Certain of these arrangements also include the payment of performance bonuses based upon the achievement of specific milestones. Generally, there are no assurances at the onset of these arrangements that the milestones will be achieved. As such, fees related to such milestones are excluded from the initial allocation of the arrangement fee in accordance with EITF 00-21 and are recognized upon achievement of the milestone provided that all other revenue recognition criteria are met.

Product Sales Revenues

Revenues from product sales are generated by the sale of commercial products and services under various sales programs to the end user and through distribution channels. We sell fiber optic sensing systems to end users for use in numerous fiber-optic based measurement applications. Revenues are recorded net of applicable sales taxes collected from customers and payable to state or local governmental entities.

Revenues from product sales that require no ongoing obligations are recognized as revenues when shipped to the customer, title has passed and collection is reasonably assured. In transactions where a right-of-return exists, revenues are deferred until acceptance has occurred and the period for the right-of-return has lapsed. As of December 31, 2005, 2006 and 2007, we have not entered into sales transactions where rights of return exist.

Our products usually include software as a significant and integral component. After considering the requirements of SOP 97-2, Software Revenue Recognition, we have concluded that our product sales do not include multiple elements which would require allocating revenue among product and service components, and deferring recognition of revenue relating to the software or other components of any product.

Allowance for Uncollectible Receivables

Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers financial stability, past payment history and other factors that bear on the ultimate collection of such amounts.

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

Goodwill and Intangible Assets

Intangible assets consist of goodwill and patents related to certain intellectual property that we have developed or acquired. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Intangible assets, primarily consisting of patent costs, are carried at cost and are amortized over a period of five years. We apply the provisions of SFAS No. 142 Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. We perform a goodwill impairment test annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amounts.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We expensed $1.3 million and $2.3 million of non-contract related research and development for the years ended December 31, 2007, and December 31, 2006, respectively. For the year ending December 31, 2005, non-contract related research and development costs were not significant.

Capitalized Software Costs

We did not capitalize any software development costs during the years ended December 31, 2007 and December 31, 2006. We capitalized costs of $122,642 for the year ended December 31, 2005. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Inventory

Inventory consists of finished goods and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at December 31,2007 and 2006 were $41,108 and $40,943, respectively.

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

The effect of 3,727,496 and 3,541,393 common stock equivalents (which include outstanding warrants and stock options) are not included for the year ended December 31, 2006 and 2007, respectively, as they are antidilutive to earnings per share. In addition, the conversion of the $5.0 million in senior convertible promissory notes would have been antidilutive.

Stock-Based Compensation

We have a stock-based compensation plan, which is described further in Note 8. Effective January 1, 2006, we adopted SFAS No. 123R, Share Based Payment (SFAS No. 123R) using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

For the periods prior to 2006, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations. We complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, which requires fair value recognition for employee stock-based compensation. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and Emerging Issues Task Force (EITF) Issue No. 96-18.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	2005	2006	2007
Risk-free interest rate range	3.9 – 4.6%	4.55%	4.27 – 4.77%
Expected life of option-years	4.5 – 7	7	7.5
Expected stock price volatility	64%	64%	56.8%
Expected dividend yield	—	—	—

The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon an average volatility of comparable public companies, since our common stock has only been trading since June 2006. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company.

During the year ended December 31, 2007 we granted 986,900 options to purchase shares of our common stock. We recognized $2.4 million in share-based payment expense, and we will recognize $6.5 million over the remaining requisite service period.

Advertising

We expense the cost of advertising as incurred. Such amounts have not historically been significant to our operations.

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

We also use the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48), in determining the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 beginning January 1, 2007, and the adoption did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

2.	Accounts Receivable—Trade

Accounts receivable consist of the following at:

	December 31,
	2006	2007
Billed	$5,019,325	$6,898,762
Unbilled	2,123,945	2,790,560
Other	109,146	56,822

	$7,252,416	$9,746,144

Less: allowance for doubtful accounts	(19,010)	(29,534)

	$7,233,406	$9,716,610

Unbilled receivables result from contract retainages and revenues that have been earned in advance of billing and can be invoiced at contractually defined intervals or milestones, or at completion of the contract. Advance payments on uncompleted contracts were $91,124 and $449,362 for the periods ended December 31, 2006 and 2007, respectively. Such amounts are recorded as deferred credit until earned.

3.	Property and Equipment

Property and equipment, net, consists of the following at:

	December 31,
	2006	2007
Equipment	$4,518,091	$5,525,092
Furniture and fixtures	486,474	607,682
Software	970,564	1,106,893
Leasehold improvements	3,175,598	3,193,048

	9,150,727	10,432,715
Less—accumulated depreciation	(3,420,633)	(4,573,200)

	$5,730,094	$5,859,515

Depreciation for the periods ended December 31, 2005, 2006, and 2007 as approximately $380,000, $775,000 and $1,246,000, respectively.

4.	Intangible Assets

The following is a summary of intangible assets:

	December 31,
	2006	2007
Goodwill	$418,073	$418,073
Patent costs	1,508,954	1,815,756
Other capitalized intellectual property rights	577,644	537,299
Accumulated amortization	(473,182)	(859,996)

	$2,031,489	$1,911,132

Amortization for the periods ended December 31, 2005, 2006, and 2007 was approximately $160,000, $346,000, and $535,000 respectively. No impairment loss was recognized for the period ending December 31, 2007.

Estimated aggregate amortization for each of the next five years is as follows:

Year Ended December 31,
2008	$509,674
2009	417,589
2010	309,814
2011	189,125
2012	17,994
Thereafter	48,863

$1,493,059

5.	Accrued Liabilities

Accrued liabilities consist of the following at:

	December 31,
	2006	2007
Accrued compensation and related liabilities	$1,137,576	$1,386,239
Accrued professional fees	726,807	526,204
Accrued severance and bonuses	240,997	1,341,436
Accrued royalty	148,247	221,810
Deferred rent	864,064	884,660
Accrued interest	304,704	600,822
Other	204,882	370,627

	$3,627,277	$5,331,798

6.	Debt Agreements

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

We received a modified commitment for renewal of the line of credit in June 2007. Under the June 2007 commitment, we may draw up to $3,000,000 for working capital needs. Interest accrues on any outstanding balance at the Wall Street Journal prime rate. The agreement also includes a $1.0 million sub-limit under the line of credit for the issuance of letters of credit. FNB issued a letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, in connection with our execution of an office lease. As of October 1, 2007, the balance of the letter of credit was $599,583 in connection with scheduled future rent payments due. There were no outstanding borrowings under this line of credit as of December 31, 2006 or 2007.

Virginia Tech Foundation Note

In connection with the Luna Technologies acquisition, we assumed a promissory note due to the Virginia Tech Foundation for $214,955. The principal amount was paid in full on January 31, 2007, and the note was extinguished.

Convertible Debt

As more fully described in Note 12, we have outstanding promissory notes of $5,000,000 in the aggregate which are convertible, at the option of the holder, into shares of our Common Stock. The notes accrue simple interest at a rate of 6% annually and mature on December 30, 2009.

The following table presents a summary of debt at December 31, 2006 and 2007.

	December 31
	2006	2007
Line of credit	—	—
Carilion Health Systems financing (see note 12)	$5,000,000	$5,000,000
Virginia Tech Foundation	214,955	—

	5,214,955	$5,000,000
Less: current payable	(214,955)	—

	$5,000,000	$5,000,000

Future maturities of long-term debt as of December 31, 2007 are as follows:

Amount
Year ending December 31,
2008	—
2009	$5,000,000

Total debt	$5,000,000

7.	Income Taxes

Deferred tax assets and liabilities consist of the following components:

	December 31,
	2006	2007
Research and development credits	$2,459,793	$293,253
Net operating loss carryforwards	4,330,740	7,030,624
Accrued liabilities	250,253	799,299
Stock-based compensation	813,949	438,191
Depreciation and amortization	(167,107)	(162,776)
Deferred revenue	27,541	—
Bad debt and inventory reserve	99,498	26,816

	7,814,667	8,425,407
Valuation allowance	(7,214,667)	(7,825,407)

Net deferred tax asset	$600,000	$600,000

The reconciliation of expected income tax expense (benefit) to actual income tax expense (benefit) was as follows:

	2005	2006	2007
Statutory federal rate	34.0%	34.0%	34.0%
State tax net of federal benefit	3.9%	3.96%	3.96%
Research and development credit and carryforwards	22.9%	12.04%	1.69%
Change in valuation allowance	(42.4%)	(55.94%)	(7.78%)
Permanent differences and other	3.4%	6.08	(31.87%)

Income tax expense (benefit)	21.8%	0.14%	0.00%

The income tax provision (benefit) consists of the following for:

	2005	2006	2007
Current:
Federal	$—	$—	$—
State	—	12,829	—
Deferred Federal	(523,817)	—	—
Deferred State	(33,435)	—	—

Income tax expense (benefit)	(557,252)	$12,829	$—

The realization of our deferred income tax assets is dependent upon sufficient future taxable income in future periods that deductible temporary differences are expected to be available to reduce taxable income. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that we can implement in making our assessment. We have net operating loss carryforward at December 31, 2007 of approximately $18.9 million expiring at varying dates through 2026. We have recorded a refundable income tax receivable of approximately $396,000, representing net operating losses that we plan to carry back to recover income taxes previously paid. We have research & development tax credit carryforwards of approximately $0.3 million which expire at varying dates through 2026.

A tax benefit of $600,000 was recorded at December 31, 2006 and 2007, based upon management’s assessment that more likely than not, this portion of the entire deferred tax benefit will be realized in future periods.

The change in our unrecognized tax benefits for the year ended December 31, 2007 was:

January 1, 2007	$—
Increases from positions taken during prior periods	—
Decreases from positions taken during prior periods	—
Increases from positions taken during the current period	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	—
December 31, 2007	$—

We are regularly examined by federal and various state tax authorities. The U.S. federal statute of limitations remains open for the year 2000 and onward. We currently have no federal income tax returns under examination. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. We currently have no state income or franchise tax returns under examination. We currently do not file tax returns in any foreign tax jurisdiction.

We currently have no positions for which we expect that the amount of unrecognized tax benefit will increase or decrease significantly within twelve months of the reporting date. We have no tax interest or penalties reported in either our statement of operations or statement of financial position for any year reported herein.

8.	Stockholders’ Equity

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

Warrants

In February 2006, we issued 57,542 warrants for Class B Common Stock at an exercise price of $1.77 per share to former Luna Technologies shareholders to prevent dilution by a concurrent stock option grant. The warrants were valued using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 4.55%, expected volatility of 64%, and an expected life of 10 years, which equaled the contractual term. The aggregate fair value of the warrant was $418,074, and this amount was recorded as additional purchase price for the Luna Technologies acquisition. These warrants are currently exercisable for Luna Innovations common stock.

Incentive Stock Option Plan

In April 2003, we adopted the Luna Innovations Incorporated 2003 Stock Plan (the 2003 Plan). Under the 2003 Plan, our Board of Directors is authorized to grant both incentive and nonstatutory stock options to employees, directors and consultants of our Company to purchase Class B shares of Common Stock. Options generally have a life of 10 years and exercise price equal to or greater than the fair market value of the Class B Common Stock as determined by the Board of Directors. On February 4, 2006, our Board of Directors increased the number of shares reserved under the 2003 Plan to 9,715,000. A total of 4,460,759 and 3,473,859 were available for future grant as of December 31, 2006 and 2007, respectively.

In August 2003, our Board of Directors authorized an option exchange program expiring on September 19, 2003 whereby option holders of Class A Common Stock issued under the 1999 plan were given the opportunity to exchange their options for options to purchase Class B Common Stock on a one for one basis. The new option grants were immediately vested on the date of exchange, September 29, 2003, had an exercise price of $0.35 and a life of 10 years from the date of grant. Upon completion of the option exchange program, the 1999 plan was terminated.

All of the outstanding options from the 1999 Plan had exercise prices in excess of the fair value of our Class A Common Stock as of the date of the exchange. As such, the option exchange was accounted for as a repricing in accordance with FIN 44. A total of 172,525 options were exchanged in connection with this transaction, of which 39,596, 22,335 and 22,335 were outstanding at December 31, 2005, December 31, 2006, and December 2007, respectively.

Vesting typically occurs over a five year period.

Total non-cash stock option expense for the years ended December 31, 2005, 2006 and 2007 was $168,926, $1,677,982 and $ 2,425,114 respectively.

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2004	2,242,581	0.35	0.35	$515,366	1,594,885	0.35	$366,519
Forfeited	(603,687)	0.35	0.35
Exercised	(238,173)	0.35	0.35
Granted	2,574,834	0.35–1.77	0.82
Balance at December 31, 2005	3,975,555	0.35–1.77	0.65	$3,962,864	1,519,445	0.36	1,961,849
Forfeited	(178,444)	0.35	0.35
Exercised	(271,648)	0.35	0.35
Granted	1,457,131	1.77	1.77
Balance at December 31, 2006	4,982,594	0.35–7.08	1.26	$12,215,503	2,322,665	2.99	$6,935,997
Forfeited	(478,320)	0.35–6.00	2.04
Exercised	(743,359)	0.35–1.77	0.68
Granted	986,900	3.16–8.20	4.55
Balance at December 31, 2007	4,747,815	0.35–8.20	1.95	$31,477,522	2,543,218	0.96	$19,366,620

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The prices represent the closing price of our Common Stock on the NASD Global Market on the respective dates.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2005	$0.35 – $1.77	3,975,555	8.9	0.67	1,519,397	0.35
Year ended December 31, 2006	$0.35 – $7.08	4,982,594	8.2	1.26	2,322,665	0.60
Year ended December 31, 2007	$0.35 – $8.20	4,747,815	7.8	1.95	2,543,218	0.96

The aggregate intrinsic value of grants exercised during the year ending December 31, 2007 and 2006 was $3.6 million and $1.0 million, respectively. The total aggregate intrinsic value represents the total amount by which the fair market value of stock exceeded the exercise price for options exercised.

For the year ending December 31, 2007 and 2006, the weighted average grant date fair value of options granted was $3.01 and $3.78, respectively. We estimate the fair value of options at the grant date using the Black-Scholes model.

9.	Commitments and Contingencies

Obligation Under Operating Leases

We lease our facilities in Blacksburg, Charlottesville, Danville, Hampton, and Roanoke, Virginia under non-cancelable operating leases that expire between May 2008 and December 2013. Certain of the leases are subject to fixed escalations. We recognize rent expense on such leases on a straight-line basis over the lease term. Rent expense under these leases was approximately $600,000, $862,000 and $1,448,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Minimum future rentals, as of December 31, 2007, under the aforementioned operating leases for each of the next five periods ending are:

2008	$1,468,892
2009	1,462,711
2010	1,452,844
2011	1,422,678
2012	1,285,787
Thereafter	583,796

$7,767,708

New Facility Lease

We entered into a 6.5 year lease for our Charlottesville facility, which is cancellable at our option with no penalty at the end of 2008.

Obligation Under Capital Leases

We are obligated under capital leases covering certain equipment and software that expire at various dates during the next three years. Minimum lease payments as of December 31, 2007 were as follows:

2008	$24,447
2009	4,730
2010	52

29,229
Less—amount representing interest	673

Present value of net minimum obligation	28,556
Less—current obligation	23, 885

Long-term obligation	$4,671

The gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows at December 31:

	2006	2007
Equipment	$292,580	$398,529
Software	164,085	42,252

	456,665	440,781
Less—accumulated amortization	(360,623)	(388,088)

	$96,042	$52,693

Governor’s Opportunity Fund

In March 2004, we received a $900,000 grant (the “Grant”) from the City of Danville, Virginia (the “City”) to be used for the expansion of economic and commercial growth within the City. Specifically, $450,000 of the grant will be used to offset certain capital expenditures for leasehold improvements being made at our Danville facility, and the remaining $450,000 is to be used for our creation of new jobs upon satisfaction of the conditions described below.

The Grant stipulates that we must make estimated capital expenditures of at least $6,409,000 and create 54 new full time jobs at our Danville facility, at an average wage of at least $39,000 plus benefits within 30 months of the award, and then maintain such employment levels for an additional 30 months. We could be required to repay the grant funds on a pro-rata basis should we fail to satisfy the conditions stipulated in the agreement. As such, since we have not yet met the stipulations of the grant, we have included the $900,000 in deferred revenue and other credits in the accompanying consolidated balance sheets as of December 31, 2006 and 2007.

Purchase Order

In June 2007, our Luna Technologies Division executed a non-cancelable, non-reschedulable $1.3 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2007. As of December 31, 2007, approximately $1.1 million of this commitment remained.

Royalty Agreement

We have licensed certain third-party technology from a vendor that provides for minimum royalties aggregating $3.0 million payable over the remaining patent terms of the underlying technology.

10.	Employee Profit Sharing Plan

We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to employees who have completed three months of service with us. We contribute 50% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.

We may, at our option, contribute additional amounts to the plan. We contributed approximately $213,000, $400,000, and $492,000 to the plan for the years ended December 31, 2005, 2006 and 2007, respectively.

11.	Litigation and Other Contingencies

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

On May 30, 2006, we were served with a complaint filed by a former employee in the Circuit Court for the City of Roanoke, Virginia, alleging that we breached a consulting agreement with the former employee, and that we are indebted to the former employee in an unspecified amount of at least $100,000. We have answered the complaint and intend to defend ourselves vigorously in this matter. While we believe the former employee’s claims are without merit, counsel for such former employee has indicated that he may file additional claims against us. To date, no such additional claims have been filed. However, we cannot predict whether such former employee will file additional litigation against us or our subsidiaries or the ultimate outcome of any such litigation.

On June 22, 2007, Hansen Medical, Inc., a company for whom we had conducted certain research filed a complaint against us in the Superior Court of the State of California, County of Santa Clara alleging misappropriation of trade secrets, unfair competition, breach of contract, and breach of implied covenant of good faith and fair dealing and declaratory judgment. In addition to money damages in an unspecified amount, the plaintiff company seeks, among other things, equitable relief, including an injunction against our using the allegedly misappropriated trade secrets in connection with another project of ours. We have answered the complaint and intend to defend ourselves vigorously in this matter. We also filed a counterclaim against the plaintiff company. Our counterclaim asserts claims for misappropriation of trade secrets, unfair competition under the California Business and Professional Code, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory judgment. We seek money damages from the counterclaim defendant in an amount to be proven at trial and equitable, including declaratory, relief. While we believe the plaintiff’s claims are without merit, we cannot predict the ultimate outcome of this litigation.

On September 10, 2007, we filed a complaint against our former auditing and accounting firm in connection with the firm’s auditing and opining on the accuracy of several years of our consolidated financial statements in preparation for our registration with the Securities and Exchange Commission and our Initial Public Offering of securities. As the complaint alleges, the firm breached its contract with us and committed negligence when it failed to ensure that it was independent to audit our financial statements, as required by the SEC regulations, and by failing to inform us that it was not independent to audit our financial statements. These actions, resulting in our termination of this firm and our hiring of a new independent firm, caused a delay in our IPO; thereby resulting in a lower amount of capital raised, and caused us to incur significant expenses. Among other things, we seek money damages in the amount of $28 million. The defendant answered our complaint and counterclaimed alleging breach of contract, breach of implied contract and unjust enrichment. The firm’s counterclaim alleges that we failed to pay it certain fees for services performed. The firm seeks $173,000. We answered the counterclaim and, while we believe these claims are without merit and intend to defend them vigorously, we cannot predict the ultimate outcome of the litigation.

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

12.	Carilion Promissory Notes

In 2005, we sold promissory notes to Carilion Clinic (Carilion) that are convertible into Common Stock at a fixed rate of $4.69159 per share. These notes accrue simple interest at a rate of 6.0% per year and are due and payable on December 30, 2009 or a later date if extended by the holders of a majority of the aggregate principal amount of the notes, absent acceleration due to an event of default. The holders of a majority of the aggregate principal amount of the notes may also extend the maturity date of these notes for one additional year by providing notice to us and may further extend the maturity date for up to an additional three consecutive one year periods if we are not eligible for or have elected not to pursue SBIR funding. After the first extension, if any, we will have the right to repay any accrued interest in cash rather than common stock. The holders of these notes have the option to convert their notes (subject to certain limitations) into shares of our common stock at maturity or upon the occurrence of certain events prior to this offering. In addition, the holders may convert their notes (subject to certain limitations) into shares of common stock if we are no longer eligible for SBIR grants or have not applied for an SBIR grant within the preceding 12 months.

Our amended and restated the investor rights agreement grants Carilion and certain other shareholders the rights to require us to register their shares of Common Stock for resale. Although we could be required to register shares held by these shareholders, there is no liquidated damages provision in the event such shares are not registered and the conversion of such debt can be satisfied with unregistered shares of Common Stock.

13.	Relationship with Major Customers

During the years ended December 31, 2005, 2006 and 2007, approximately 70%, 71% and 62%, respectively, of our consolidated revenues were attributable to prime contracts with the U.S. government. Our revenues from these major customers are as follows:

	Year ended December 31,
	2005	2006	2007
U.S. Government	$11,471,447	$16,651,929	$20,742,597
Certain Non-Government Customer	$2,245,762	N/A	N/A

14.	Financial Information About Segments

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

There are no significant inter-segment sales. There was an insignificant amount of product sales made outside the U.S.

	Twelve Months Ended Dec 31,
	2005	2006	2007
Technology Development Revenue	$15,379,667	$18,787,863	$23,356,456
Product and License Revenue	1,074,221	4,757,779	10,325,659

Total Revenue	$16,453,888	$23,545,642	$33,682,115

Technology Development Operating Loss	$(2,519,786)	$(4,243,331)	$(3,898,626)
Product and License Operating Loss	8,136	(5,723,223)	(4,355,703)

Total Operating Loss	$(2,511,650)	$(9,966,554)	$(8,254,329)

Additional segment information is as follows:

	December 31, 2006	December 31, 2007
Total segment assets:
Technology Development	29,108,744	27,806,034
Product and License	6,108,470	4,742,843

Total	$35,217,214	$32,548,877

15.	Quarterly Results

The following table sets forth our unaudited historical revenues, operating income and net loss by quarter during 2006 and 2007:

	Quarter Ended
(Dollars in thousands)	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
Revenues:
Technology development	$3,921	$4,170	$4,886	$5,811	$5,287	$5,852	$5,952	$6,265
Product and license	595	762	1,164	2,237	1,784	2,003	2,867	3,671

Total revenues	$4,516	$4,932	$6,050	$8,048	$7,071	$7,855	$8,820	$9,936
Operating loss	$(2,100)	$(2,833)	$(2,169)	$(2,865)	$(2,795)	$(2,291)	$(1,982)	$(1,186)
Net loss	$(2,089)	$(2,721)	$(1,949)	$(2,679)	$(2,682)	$(2,178)	$(1,838)	$(1,151)

Net loss per share:
Basic	$(0.34)	$(0.37)	$(0.20)	$(0.27)	$(0.27)	$(0.21)	$(0.18)	$(0.11)
Diluted	$(0.34)	$(0.37)	$(0.20)	$(0.27)	$(0.27)	$(0.21)	$(0.18)	$(0.11)
Weighted average shares:
Basic	6,069,780	7,277,964	9,842,265	9,922,222	9,969,373	10,136,446	10,293,557	10,465,501
Diluted	6,069,780	7,277,964	9,842,265	9,922,222	9,969,373	10,136,446	10,293,557	10,465,501

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. (T)    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our chief executive and chief financial officers, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007. Certain information required by this item concerning our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,747,815	$1.95	3,473,859
Equity compensation plans not approved by security holders	—	—	—

Total	4,747,815	$1.95	3,473,859

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

Schedule II

Luna Innovations Incorporated

Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at beginning of Period	Charged to costs and expenses	Deductions	Other Changes	Balance at end of period
Year Ended December 31, 2007
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$19,010	$12,472	$(1,948)	$—	$29,534
Inventory	40,943	165	—	—	41,108
Valuation allowance against deferred tax asset	7,214,667	—	—	610,740	7,825,407

	7,274,620	12,637	(1,948)	610,740	7,986,049

Year Ended December 31, 2006
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$—	$44,005	$(24,995)	$—	$19,010
Inventory	56,141	17,153	(32,351)	—	40,943
Valuation allowance against deferred tax asset	1,670,692	—	—	5,543,975	7,214,667
	1,726,833	61,158	(57,346)	5,543,975	7,274,620

Year Ended December 31, 2005
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	—	—	—	—	—
Inventory	11,702	44,439	—	—	56,141
Valuation allowance against deferred tax asset	642,246	—	—	1,028,446	1,670,692
	653,948	44,439	—	1,028,446	1,726,833

EXHIBIT INDEX

Exhibit No.	Exhibit Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4.1(3)	Specimen Common Stock certificate of the Registrant (Exhibit 4.1)

4.2(2)	2003 Stock Plan (Exhibit 10.7)

4.3(4)	2006 Equity Incentive Plan (Exhibit 10.9)

4.4(2)	Form of Senior Convertible Promissory Note (Exhibit 4.2)

4.5(2)	Warrant to Purchase Common Stock of Luna Innovations Incorporated, issued on September 30, 2005 (Exhibit 4.3)

4.6(2)	Warrant to Purchase Common Stock of Luna Innovations Incorporated, issued on November 11, 2005 (Exhibit 4.4)

4.7(2)	Warrant to Purchase Common Stock of Luna Innovations Incorporated, issued on September 30, 2005 (Exhibit 4.5)

4.8(2)	Form of Warrant to Purchase Shares of Common Stock of Luna Innovations Incorporated (Exhibit 4.6)

4.9(2)	Form of Stock Option Agreement (Exhibit 4.7)

10.1(2)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10.2(5)	Employment Agreement by and between the Company and Kent A. Murphy (Exhibit 10.1)

10.3(6)	Employment Agreement by and between the Company and Dale E. Messick (Exhibit 10.1)

10.4(7)	Amended and Restated Employment Agreement by and between the Company and Scott A. Graeff (Exhibit 10.1)

10.5(3)	Amended Loan Agreement, dated as of May 12, 2006, by and between Luna Innovations Incorporated and First National Bank (Exhibit 10.6)

10.6(2)	Amended and Restated Investor Rights Agreement, dated December 30, 2005, by and among Luna Innovations Incorporated, Carilion Health System and certain stockholders (Exhibit 10.8)

10.7(8)	Amended Lease, dated July 20, 2006, by and between Carilion Medical Center and Luna Innovations Incorporated. (Riverside Center, Roanoke, Virginia) (Exhibit 10.1)

10.8(9)	Industrial Lease Agreement, dated March 21, 2006, by and between Luna Innovations Incorporated and the Industrial Development Authority of Montgomery County, Virginia (3157 State Street, Blacksburg, Virginia) (Exhibit 10.27)

10.9(3)	First Amendment to Industrial Lease Agreement, dated May 11, 2006, by and between Luna Innovations Incorporated and the Industrial Development Authority of Montgomery County, Virginia (3150 State Street, Blacksburg, Virginia) (Exhibit 10.34)

10.10(10)	Commercial Lease, dated March 19, 2007, between Canvasback Real Estate & Investments LLC and Luna Innovations Incorporated (705 Dale Avenue, Charlottesville, Virginia) (Exhibit 10.1)

10.11(2)	Full Service Office Lease, dated August 2003, between Hampton R&D Properties, LLC and Luna Innovations Incorporated (130 Research Drive, Hampton, Virginia) (Exhibit 10.15)

10.12(2)	Lease, effective as of January 1, 2005, between the Industrial Development Authority of Danville and Luna Innovations Incorporated (521 Bridge Street, Danville, Virginia) (Exhibit 10.17)

Exhibit No.	Exhibit Document
10.13(2)	Grant Agreement, dated March 25, 2004, by and between the City of Danville, Virginia, and Luna Innovations Incorporated (Exhibit 10.21)

10.14(3)†	License Agreement No. DN-982, dated June 10, 2002, by and between the National Aeronautics and Space Administration (NASA) and Luna Innovations Incorporated; Modification No. 1 to License Agreement No. DN-982, dated January 23, 2006, by and between NASA and Luna Innovations Incorporated (Exhibit 10.22)

10.15(3)†	License Agreement No. DN-951, dated December 20, 2000, by and between NASA and Luna Technologies, Inc. (Exhibit 10.23)

10.16(3)†	License Agreement No. DE-384, dated October 28, 2004, by and between NASA and Luna Technologies, Inc. (Exhibit 10.24)

10.17(3)†	Fiber Optic Patent License, dated September 22, 2003, by and between United Technologies Corporation and Luna Innovations Incorporated (Exhibit 10.25)

10.18(3)†	Amended and Restated License Agreement, dated March 19, 2004, by and between Virginia Tech Intellectual Properties, Inc. and Luna Innovations Incorporated (Exhibit 10.26)

10.19(11)†	Co-Operation Agreement, dated August 10, 2006, by and between Luna Technologies, Inc. and Acterna France SAS. (Exhibit 10.6)

10.20(12)	Asset Transfer and License Agreement by and between Luna Innovations Incorporated and Coherent, Inc. (Exhibit 10.21)

10.21(9)	Form of Stock Sale Restriction Letter Agreement (Exhibit 10.28)

10.22(13)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Kent A. Murphy, dated as of January 23, 2007. (Exhibit 10.1)

10.23(13)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Dale E. Messick, dated as of January 23, 2007. (Exhibit 10.2)

10.24(13)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Scott A. Graeff, dated as of January 23, 2007. (Exhibit 10.3)

10.25(13)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Robert P. Lenk, dated as of January 23, 2007. (Exhibit 10.4)

10.26(13)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Scott A. Meller, dated as of January 23, 2007. (Exhibit 10.5)

10.27(13)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Michael F. Gunther, dated as of January 23, 2007. (Exhibit 10.6)

10.28(14)†	Development and Supply Agreement by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. dated June 11, 2007 (Exhibit 10.1)

10.29(15)	Second Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Kent A. Murphy, dated as of January 23, 2007. (Exhibit 10.1)

10.30(15)	Second Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Dale E. Messick, dated as of January 23, 2007. (Exhibit 10.2)

10.31(15)	Second Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Scott A. Graeff, dated as of January 23, 2007. (Exhibit 10.3)

10.32(15)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Robert P. Lenk, dated as of January 23, 2007. (Exhibit 10.4)

Exhibit No.	Exhibit Document
21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated June 2, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on February 10, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to the exhibit to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 19, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(4)	Incorporated by reference to the exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 28, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated July 14, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(6)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated August 29, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(7)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated December 20, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(8)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated July 20, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to the exhibit to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 10, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(10)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 15, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(11)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on November 13, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(12)	Incorporated by reference to the exhibit to Amendment No. 1 to Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on April 6, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K/A.
(13)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated January 23, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(14)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated June 11, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(15)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, dated March 3, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
†	Confidential treatment is requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUNA INNOVATIONS INCORPORATED

By:	/S/ KENT A. MURPHY, PH.D.
Kent A. Murphy, Ph.D.
President and Chief Executive Officer

March 18, 2008

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kent A. Murphy, Ph.D. and Dale E. Messick, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENT A. MURPHY, PH.D. Kent A. Murphy, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2008

/S/ DALE E. MESSICK Dale E. Messick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2008

/S/ N. LEIGH ANDERSON, PH.D. N. Leigh Anderson, Ph.D.	Director	March 18, 2008

/S/ JOHN C. BACKUS John C. Backus	Director	March 18, 2008

/S/ MICHAEL DANIELS Michael Daniels	Director	March 18, 2008

/S/ BOBBIE KILBERG Bobbie Kilberg	Director	March 18, 2008

/S/ EDWARD G. MURPHY, M.D. Edward G. Murphy, M.D.	Director	March 18, 2008

/S/ RICHARD W. ROEDEL Richard W. Roedel	Director	March 18, 2008