Form 10-Q
period 2008-03-31
LUNA INNOVATIONS INC
filed 2008-05-09
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER 000-52008

LUNA INNOVATIONS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	54-1560050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Riverside Circle, Suite 400

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

☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 21, 2008, there were 10,905,839 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,178,776	$12,046,945
Accounts receivable, net	8,057,403	9,716,610
Refundable income taxes	396,062	396,062
Inventory	1,984,392	1,675,239
Other current assets	282,376	333,105

Total current assets	21,899,009	24,167,961
Property and equipment, net	5,762,621	5,859,515
Intangible assets, net	1,839,567	1,911,132
Deferred tax asset	600,000	600,000
Other assets	2,339	10,270

Total assets	$30,103,536	$32,548,878

Liabilities and stockholders’ equity
Current liabilities
Current portion of capital lease obligation	$17,176	$23,885
Accounts payable	2,152,138	3,024,973
Accrued liabilities	4,622,487	5,331,798
Deferred credits	1,466,578	1,672,400

Total current liabilities	8,258,379	10,053,056
Long-term capital lease obligation	—	4,671
Long-term debt obligation	5,000,000	5,000,000
Deferred credits	354,418	354,418

Total liabilities	13,612,797	15,412,145

Stockholders’ equity:
Common stock
Common stock, par value $0.001, 100,000,000 shares authorized, 10,902,511 and 10,704,456 shares issued and outstanding	10,903	10,704
Additional paid-in capital	35,701,818	34,496,063
Accumulated deficit	(19,221,982)	(17,370,034)

Total stockholders’ equity	16,490,739	17,136,733

Total liabilities and stockholders’ equity	$30,103,536	$32,548,878

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Revenues:
Technology development revenues	$6,601,748	$5,286,597
Product and license revenues	2,318,176	1,783,576

Total revenues	8,919,924	7,070,173
Cost of revenues:
Technology development costs	4,193,646	3,849,615
Product and license costs	1,344,411	800,421

Total cost of revenues	5,538,057	4,650,036

Gross profit	3,381,867	2,420,137
Operating expense	5,258,120	5,215,019

Operating loss	(1,876,253)	(2,794,882)

Other income
Other income (expense)	(777)	519
Interest income, net	25,082	112,268

Total other income	24,305	112,787

Loss before income taxes	(1,851,948)	(2,682,095)
Income tax expense	—	—

Net loss	$(1,851,948)	$(2,682,095)

Net loss per share:
Basic	$(0.17)	$(0.27)

Diluted	$(0.17)	$(0.27)

Weighted average shares:
Basic	10,781,363	9,969,373

Diluted	10,781,363	9,969,373

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2008	2007
	(unaudited)
Cash flows used in operating activities
Net loss	$(1,851,948)	$(2,682,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	481,832	428,796
Share-based compensation	759,642	522,389
Change in assets and liabilities:
Accounts receivable	1,659,207	(706,927)
Inventory	(309,153)	(236,733)
Other current assets	58,660	171,764
Accounts payable and accrued expenses	(1,211,503)	(524,022)
Deferred credits	(205,822)	37,235

Net cash used in operating activities	(619,085)	(2,989,593)

Cash flows used in investing activities
Acquisition of property and equipment	(219,602)	(765,768)
Intellectual property costs	(93,771)	(31,050)

Net cash used in investing activities	(313,373)	(796,818)

Cash flows provided by financing activities
Payments on capital lease obligations	(11,380)	(22,516)
Payments on debt obligation	—	(214,955)
Proceeds from the exercise of options and warrants	75,669	46,315

Net cash provided by financing activities	64,289	(191,156)

Net change in cash	(868,169)	(3,977,567)
Cash—beginning of period	12,046,945	17,866,753

Cash—end of period	$11,178,776	$13,889,186

Supplemental disclosure of cash flow information
Cash paid for interest	$10,099	$4,965

Supplemental schedule of non-cash investing and financing activities:

During the three months ended March 31, 2008:

We issued 62,922 shares of common stock in payment of employee bonuses, accrued at December 31, 2007, of $309,216.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals, considered necessary to present fairly our financial position at March 31, 2008 and results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated interim financial statements, including the Company’s significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2008. As used herein, the terms “Luna”, “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.

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

The effect of 3,441,142 and 3,526,859 common stock equivalents are ignored for the three months ended March 31, 2008 and 2007, as they are antidilutive to earnings per share. In addition, the conversion of senior convertible promissory notes with a principal amount $5.0 million would have been antidilutive for the three months ended March 31, 2008 and 2007 and has also been ignored for the purposes of calculating earnings per share for such periods.

Share Based Compensation

We have a stock-based compensation plan, which is described further in Note 9 to the Financial Statements in the Company’s Annual Report on Form 10-K as amended and filed with the Securities and Exchange Commission on March 19, 2008. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R) using the modified prospective transition method. Under this transition method, our financial statements for the periods prior to January 1, 2006 have not been restated. However, new awards and awards modified, repurchased or cancelled after January 1, 2006, result in compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize share-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for share-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Issue No. 96-18.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months ended March 31, 2008	Three months ended March 31, 2007
Risk-free interest rate	3.78%	4.63%
Expected life of options	7.5	7.5
Expected stock price volatility	63%	57%
Expected dividend yield	—	—

The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility for the three months ended March 31, 2008 and 2007, respectively, is based upon the average volatility of comparable public companies due to the lack of historical market price data for our stock on such date. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company.

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average	Aggregate Intrinsic Value (1)
		Range
Balance, December 31, 2007	4,747,815	$0.35 - $8.20	$1.95	$31,477,522	2,543,218	$0.96	$19,366,620
Granted	502,750	$6.55 - $6.74	$6.55
Exercised	(132,133)	$0.35 - $1.77	$0.56
Canceled	(83,241)	$0.35 - $6.00	$2.10
Balance, March 31, 2008	5,035,191	$0.35 - $8.20	$2.51	$27,941,472	2,557,187	$1.02	$17,818,506

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The aggregate intrinsic value is based on a price of $7.99, the closing price of the Company’s Common Stock on the NASDAQ Global Market on March 31, 2008.

At March 31, 2008, our 5.0 million outstanding stock options had a weighted average remaining contractual term of 7.8 years, and our 2.6 million outstanding and exercisable stock options had a weighted average remaining contractual term of 7.0 years.

For the three months ended March 31, 2008 and 2007, we recognized $759,642 and $522,389 in share-based payment expense, respectively. We expect to recognize approximately $5.0 million over the remaining requisite service period of approximately 7.0 years.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax to be applicable to the full fiscal year. A deferred tax asset of $600,000 was recorded at March 31, 2008 and December 31, 2007, based upon management’s assessment that more likely than not, the benefit will be realized in future periods.

Inventory

Inventory consists of finished goods and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at March 31, 2008 and December 31,2007 were $25,866 and $41,108, respectively.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires entities to recognize assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree, measured at the fair market value at the acquisition date. SFAS No. 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. Since we have no current acquisition plans, we do not believe that the adoption of SFAS No. 141(R) will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and a noncontrolling interest. SFAS No. 160 is effective for fiscal years ending on or after December 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The adoption of SFAS No. 159 did not have a material impact on our financial statements.

        In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for the fiscal year beginning January 1, 2007. Our adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

2.	Line of Credit

There were no outstanding balances on our $3.0 million line of credit with First National Bank (FNB) at March 31, 2008 and at December 31, 2007, and no borrowings during the three month period ended March 31, 2008. In May 2006, we obtained a modification to allow a $1.0 million sub-limit under the line of credit for the issuance of letters of credit, and FNB issued a letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, in conjunction with the execution of an office lease. At March 31, 2008, the balance of the letter of credit was $599,583 in connection with scheduled future rent payments due.

3.	Capital Structure

For the three months ended March 31, 2008, our capital structure changed as follows:

	Common Stock		Additional Paid-in Capital
	Shares	$
Balances, December 31, 2007	10,704,456	$10,704	$34,496,063
Exercise of stock options	135,133	136	75,533
Shares issued in lieu of cash bonus	62,922	63	309,153
Adjustment of over-estimated IPO-related expenses	—	—	61,427
Share-based compensation	—	—	759,642

Balances, March 31, 2008	10,902,511	$10,903	$35,701,818

4.	Operating Segments

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

The Chief Executive Officer and his direct reports collectively represent our chief operating decision makers, and they evaluate segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2008).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended March 31,
	2008	2007
Technology Development Revenue	$6,601,748	$5,286,597
Product and License Revenue	2,318,176	1,783,576

Total Revenue	$8,919,924	$7,070,173

Technology Development Operating Loss	$(290,067)	$(1,110,813)
Product and License Operating Loss	(1,586,186)	(1,684,069)

Total Operating Loss	$(1,876,253)	$(2,794,882)

Additional segment information is as follows:

	March 31, 2008	December 31, 2007
Total segment assets:
Technology Development	$25,862,981	$27,806,034
Product and License	4,240,555	4,742,844

Total	$30,103,536	$32,548,878

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 72% and 83% of total consolidated revenues for the three months ended March 31, 2008 and 2007.

International revenues (customers outside of the United States) accounted for 3.8% and 0.7% of total revenues for the three months ended March 31, 2008 and 2007.

5.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

We have an outstanding letter of credit at March 31, 2008, of $599,583 to the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. This letter of credit expires in 2011.

In June 2007, our Luna Technologies Division executed a non-cancelable, non-reschedulable $1.3 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2007. As of March 31, 2008, approximately $0.7 million of this commitment remained.

We have entered into indemnification agreements with our officers and directors, to the extent permitted by law, pursuant to which we have agreed to reimburse the officers and directors for legal expenses in the event of litigation and regulatory matters. The terms of these indemnification agreements provide for no limitation to the maximum potential future payments. We have a directors and officers insurance policy that may, in certain instances, mitigate the potential liability and payments.

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

Overview

We research, develop and commercialize innovative technologies in two primary areas of focus: instrumentation and test & measurement, sensing, and instrumentation products and healthcare products. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill large and unmet market needs and then take these technologies from the applied research stage through commercialization. Although revenues from product sales currently represent less than half of our total revenues, we continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues. In addition, we anticipate that, these revenues will reflect a broader and more diversified mix of products as we develop and commercialize new products.

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

Our revenues were $8.9 million and $7.1 million during the three months ended March 31, 2008 and 2007, respectively, and we had net losses of $1.9 million and $2.7 million for the same periods, respectively. We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues grew from $5.3 million to $6.6 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2008. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $27.6 million as of March 31, 2008.

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

We incurred consolidated net losses of approximately $1.9 million and $2.7 million for the three month periods ended March 31, 2008 and 2007, respectively. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with public reporting and compliance obligations. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we will continue to incur losses in 2008 and that these losses could be substantial.

Our operating expenses include stock-based compensation charges. We recorded stock-based compensation charges of $0.8 million for the three months ended March 31, 2008. We also expect to record an aggregate stock-based compensation charge for stock options granted through March 31, 2008 of $5.0 million to be recognized in future periods through 2013.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and license payments. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and currently represent approximately 26% of our total revenues. Our license revenues comprise up-front license fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property as well as royalties, which currently represent an insignificant portion of our product and license revenues.

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

Interest Income/Expense

As of March 31, 2008, there was no amount outstanding on our credit facility, and we do not expect to draw on that facility in the near term. The primary source of our interest expense during the three months ended March 31, 2007 and 2008 is accruing interest on our note payable to Carilion Clinic.

Interest income includes amounts earned on our cash deposits with financial institutions. We have invested the net proceeds of prior investments , including our initial public offering, in a money market account and draw from that account as needed to fund ongoing operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments. Our significant accounting policies are described in the Management Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on March 19, 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Total revenues increased 26% to $8.9 million for the three months ended March 31, 2008, from $7.1 million for the three months ended March 31, 2007. Approximately 70% of the growth in revenues from the corresponding period in 2007 was due to increased revenues from our Technology Development Division, and approximately 30% of the increase was due to increased product sales revenues. We generated approximately $2.3 million in product sales in the first quarter of 2008 as compared with $1.8 million in the first quarter of 2007, due primarily to increased sales of fiber optic test and measurement equipment by our Luna Technologies division. Technology development revenues increased 25% to $6.6 million for the three months ended March 31, 2008 from $5.3 million for the corresponding 2007 period. This increase was primarily a result of a continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel.

During the period ending March 31, 2008, we identified certain product development contracts, that we account for using the percentage of completion method, where our estimated cost to complete increased significantly from our prior estimates. The resulting decrease in the overall percentage of completion resulted in an adjustment to reduce revenues previously recognized. Pursuant to the provisions of SOP 81-1, Accounting for the Performance of Construction-Type and Certain Production-Type Contracts, we reduced our product and licensing revenues for the period ending March 31, 2008 on a cumulative basis in the amount of $0.3 million.

Cost of Revenues

Cost of revenues increased 19% to $5.5 million for the three months ended March 31, 2008 from $4.7 million for the corresponding 2007 period. The main component of this overall increase was increased costs of labor and materials related to growth in product development and product sales revenue. New technology development cost of sales increases accounted for approximately $0.3 million, or 39%, of the total increase in cost of revenues, while product sales cost increases accounted for approximately $0.5 million, or 61%.

Technology development costs increased 9% to $4.2 million for the three months ended March 31, 2008 from $3.8 million in the same period in 2007. This increase was comprised primarily of additional direct labor and the technology associated overhead related to research and development activities.

Our overall gross margin during the three months ended March 31, 2008 improved to 38% from 34% during the same period in 2007. During the three months ended March 31, 2008, technology development activity returned a gross margin of approximately 36%, an increase when compared to the gross margin of 27% in the same period of 2007. The gross margin increase was partially attributable to increasing participation in non-SBIR-funded contracts, which typically provide for higher billing rates than SBIR-funded contracts. Product sales activity returned a gross margin of 42% for the three months ended March 31, 2008, as compared to 55% for the same period in 2007. The gross margin decrease was due to increased costs on certain product development contracts and an increase in product and licensing cost of sales for the quarter ended March 31, 2008, relative to the quarter ended March 31, 2007.

Operating Expense

Operating expense increased less than one percent to $5.3 million for the three months ended March 31, 2008 from $5.2 million for the corresponding quarter in 2007. The slight change is due to normal fluctuations in business expenses that commonly occur quarter to quarter.

Other Income (Expense)

Net interest income decreased from approximately $112,000 to $25,000 between March 31, 2007 and 2008, respectively, due to a reduced amount of invested cash and slightly lower interest rates in 2008. Nearly all of the interest expense during the three months ended March 31, 2008, was incurred on our senior convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the three month period ended March 31, 2008, interest expense on such notes was approximately $76,000. Interest income for the three months ended March 31, 2008, totaled $110,000.

Liquidity and Capital Resources

We have a $3.0 million senior secured revolving credit facility with First National Bank that is collateralized by a security interest in substantially all of our assets. The interest rate on borrowings under our secured revolving credit facility is equal to the prime rate, limited to no less than 6.0% and no greater than 10.0% per annum, and the interest accrued is payable monthly. Under the terms of the senior secured revolving credit facility, the outstanding principal is payable in full on demand or at maturity on June 30, 2008. The senior secured revolving credit facility contains covenants which require us to maintain $1.0 to $2.0 million in liquidity depending on our outstanding balance. Additionally, without First National Bank’s prior approval, we may not make a direct loan to an affiliate or subsidiary of ours exceeding $500,000 annually, guaranty the debt of our affiliate or subsidiary or incur debt in excess of $500,000 non-First National Bank debt annually. Finally, we are obligated to continue to provide First National Bank an assignment of life insurance in a minimum amount of $1.0 million on the life of Kent A. Murphy, covering all of our indebtedness to First National Bank. During the three months ended March 31, 2008, we did not draw any amounts under our secured revolving credit facility.

Discussion of Cash Flows

Recent Activity

We used approximately $0.6 million and $3.0 million of net cash from operations during the three months ended March 31, 2008 and 2007, respectively. The primary factors in the reduction in cash used in operations between the two periods were the $0.8 million decrease in net loss relative to first quarter 2007 and a $2.4 million cash flow increase due to improved accounts receivable collections.

Cash used in investing activities for the three months ended March 31, 2008, was related primarily to the purchase of property and equipment and legal fees associated with securing patent rights to certain technology. Our overall cash used in investing activities was $0.3 million in the quarter ended March 31, 2008, compared to $0.8 million in the March 31, 2007 quarter. This decrease was due primarily to a $0.5 million decrease in capital expenditures from the prior period.

We generated approximately $64,000, and used approximately $0.2 million, in cash flow from financing activities for the periods ended March 31, 2008 and 2007, respectively. The change was primarily attributable to the extinguishment of a $0.2 million note for the quarter ended March 31, 2007. We did not draw additional financing from our line of credit or other sources in the first three months of 2008.

At March 31, 2008, total cash and cash equivalents were approximately $11.2 million. We believe that our current cash on hand and cash available under our line of credit agreement will be sufficient to fund operations for the next 12 months.

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

In June, 2007, our Luna Technologies Division executed a non-cancelable, non-reschedulable $1.3 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in July 2007. As of March 31, 2008 approximately $0.7 million remained under this commitment.

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

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our exposure to market risk is limited to interest rate fluctuations due to changes in the general level of United States interest rates, particularly because as of March 31, 2008, our cash reserves were maintained in money market investment accounts and were not exposed to material market risks.

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. The interest rate on our line of credit is variable between 6.0% and 10.0% based on the current prime rate of interest; however we do not currently have any outstanding balances owed under our line of credit agreement. As of March 31, 2008, we had $11.2 million deposited in cash and cash equivalents bearing a weighted-average interest rate of 3.4%.

Foreign Currency Exchange Rate Risk

As of March 31, 2008, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

On September 10, 2007, we filed a complaint against our former auditing and accounting firm in connection with the firm’s auditing and opining on the accuracy of several years of our consolidated financial statements in preparation for our registration with the Securities and Exchange Commission and our Initial Public Offering, or IPO, of securities. The complaint alleges that the firm breached its contract with us and committed negligence when it failed to ensure that it was independent to audit our financial statements as required by the SEC regulations and by failing to inform us that it was not independent to audit our financial statements. These actions, resulting in our termination of this firm and our hiring of a new independent firm, caused a delay in our IPO, thereby resulted in a lower amount of capital raised, and the incurrence of significant additional expenses. The case is pending in the Circuit Court for the City of Richmond, Virginia. Among other things, we seek money damages in the amount of $28 million. The defendant answered our complaint and counterclaimed alleging breach of contract, breach of implied contract and unjust enrichment. The firm’s counterclaim alleges that we failed to pay it certain fees for services performed. The firm seeks $173,000. We answered the counterclaim and, while we believe these claims are without merit and intend to defend them vigorously, we cannot predict the ultimate outcome of the litigation.

On June 22, 2007, Hansen Medical Inc., a company for whom we had conducted certain research, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the Complaint was amended and alleges misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, declaratory judgment, and fraud. In addition to money damages in an unspecified amount, the plaintiff company seeks, among other things, equitable relief, including an injunction against our using the allegedly misappropriated trade secrets in connection with another project of ours. We have answered the complaint and intend to defend ourselves vigorously in this matter. We also filed a counterclaim against the plaintiff company and an amended counterclaim on March 18, 2008. Our counterclaim asserts claims for declaratory judgment, misappropriation of trade secrets, breach of contract, unfair competition under the California Business and Professional Code, breach of implied covenant of good faith and fair dealing, declaratory judgment, and unjust enrichment. We seek money damages from the counterclaim defendant in an amount to be proven at trial and equitable, including declaratory, relief. While we believe the plaintiff’s claims are without merit, we cannot predict the ultimate outcome of this litigation.

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

We need to expand our personnel resources to grow our business effectively. We believe that sustained growth at a higher rate will place a strain on our management, as well as on our other human resources. To manage this growth, we must continue to attract and retain qualified management, professional, scientific and technical and operating personnel. During 2007 and the first quarter of 2008, the labor market, particularly for highly-specialized scientists and engineers remained tight. If we are unable to recruit a sufficient number of qualified personnel, we may be unable to staff and manage projects adequately, which may slow the rate of growth of our technology development revenue or our product development efforts.

We have incurred recent losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses which may be significant.

We incurred consolidated net losses of approximately $7.8 million for the year ended December 31, 2007 and $1.9 million for the quarter ending March 31, 2008. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 74.0% and 74.8% of our consolidated total revenues for the three months ended March 31, 2008 and 2007, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

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

We also derive a significant portion of our technology development revenues from SBIR contracts. SBIR revenues accounted for approximately 41.3% and 62.8% of our consolidated total revenues for the three months ended March 31, 2008 and 2007, respectively. Contract research, including SBIR, will remain a significant portion of our consolidated total revenues for the foreseeable future. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from non-SBIR contract research.

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

In addition to the U.S. ownership eligibility criteria discussed above, to be eligible for SBA contracts and SBIR grants, the number of our employees including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2008, including all of our divisions, we had 209 full time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

The SBA may make an affiliation determination based on stock ownership. For example, the SBA may presume that two or more entities have the power to control a company if the entities each own, control or has the power to control, less than 50 percent of the company’s stock, such minority holdings are equal or approximately equal in size, and the aggregate of the minority holdings is large as compared to any other stock holding. However, this presumption may be rebutted by showing that such control or power to control does not in fact exist. As of March 31, 2008, Carilion Clinic held approximately 20.4% of our common stock, and Dr. Kent Murphy held approximately 24.4% of our common stock. Thus, applying the criteria stated above, the SBA could find that both Carilion Clinic and Dr. Murphy own less than 50% of the stock, their percentages are roughly equal, and their respective percentages are large compared to any other stock holding. We believe that the relative beneficial ownership of our individual stockholders rebuts the presumption of control by Carilion Clinic because the shares held by our officers and directors constitute the controlling interest in us. However, if the SBA were to make a determination that we are affiliated with Carilion Clinic, we would exceed the size limitations as Carilion Clinic has over 500 employees, and we therefore would lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

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

If we are unable to secure third-party reimbursement for our healthcare products, including our EDAC® QUANTIFIER medical device, our revenue and net loss could be adversely affected.

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

Hospitals and medical centers to which we intend to sell our EDAC® QUANTIFIER product typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. If our EDAC® QUANTIFIER is cleared for marketing in the United States by the FDA, we anticipate that Medicare reimbursement will be available for use of the device in cleared procedures. If, however, hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not permit reimbursement for services performed using our products, demand for our product may be negatively impacted.

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

In March 2004, we received a grant of $900 thousand from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009. Our obligations under this Grant Agreement require us to incur significant expenditures in order to retain such proceeds from the grant. Specifically, we agreed under the Grant Agreement to invest at least $5.2 million in capital equipment expenditures and $1.2 million in certain facilities by September 25, 2006 and to maintain such investments in our Danville facility until March 25, 2009. We also agreed to create by September 25, 2006 at least 54 new full-time jobs at the Danville facility at an average annual wage of at least $39,000 plus benefits, and to maintain these jobs at such facility until March 25, 2009. These contractual requirements obligate us to an annual payroll obligation exceeding $2.0 million until March 25, 2009. To the extent such hiring results in salaries in excess of the required minimum wages, our annual payroll obligation could be substantially greater than $2.0 million. As of September 25, 2006, we had not fully met these capital expenditures and job milestones, and, as a result, we may be asked to repay the City of Danville a portion of the $0.9 million in funds based on a formula of the pro rata shortfall of such expenditures and jobs falling below such required levels. Because of the failure to meet these milestones and the continuing obligation to maintain our investment and employees at this location through March 25, 2009, we currently have classified the full amount of the grant as a liability on our balance sheet in anticipation of potentially returning the funds.

We have limited experience manufacturing our products in commercial quantities in a cost-effective manner, which could adversely impact our business.

We have produced most of our products on a custom order basis rather than pursuant to large contracts that require production on a large volume basis. Accordingly, other than the commercial manufacture of products by our Luna Technologies Division, we have no experience manufacturing products in large volume. Because our experience in large scale manufacturing is limited, we may encounter unforeseen difficulties in our efforts to manufacture other products or materials in commercial quantities, or we may be required to rely on third-party contractors over which we do not have direct control to manufacture our products. For example, we have engaged a third-party contract manufacturer to produce our line of tunable lasers. We also may need to develop or in-license Trimetasphere nanomaterial purification and isolation technology, which would result in manufacturing delays or shortfalls. We may also encounter difficulties and delays in manufacturing our products for the following reasons:

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

On June 22, 2007, Hansen Medical Inc., a company for whom we had conducted certain research, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the Complaint was amended and alleges misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, declaratory judgment, and fraud. In addition to money damages in an unspecified amount, the plaintiff company seeks, among other things, equitable relief, including an injunction against our using the allegedly misappropriated trade secrets in connection with another project of ours. We have answered the complaint and intend to defend ourselves vigorously in this matter. We also filed a counterclaim against the plaintiff company and an amended counterclaim on March 18, 2008. Our counterclaim asserts claims for declaratory judgment, misappropriation of trade secrets, breach of contract, unfair competition under the California Business and Professional Code, breach of implied covenant of good faith and fair dealing, declaratory judgment, and unjust enrichment. We seek money damages from the counterclaim defendant in an amount to be proven at trial and equitable, including declaratory, relief. While we believe the plaintiff’s claims are without merit, we cannot predict the ultimate outcome of this litigation.

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

Before our initial public offering, there was no public market for our common stock, and in the future, an active public trading market may not be sustained. The public trading price for our common stock will continue to be affected by a number of factors, including:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	variations in our or our competitors’ results of operations or cash flows;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, litigation;

•	any major change in our board of directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors and to litigation;

•	a lack of, limited or negative industry or security analyst coverage; and

•	developments in our industry.

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

As of the date of our initial public offering, employees and former employees holding approximately 1.8 million shares of our common stock or options exercisable for our common stock had entered into an agreement to not sell more than 20.0% of such shares in any year during the five years following the effective date of our initial public offering, provided that if any shares subject to such annual limit are not sold in a given year then such shares may be sold in subsequent years. In addition, certain members of our management holding options exercisable for approximately 2.2 million shares of our common stock had entered into an agreement not to sell more than 15.0% of such shares in any year during the five years following the effective date of such initial public offering. On January 23, 2007, certain members of our management team entered into amended and restated stock sale restriction agreements whereby such officers agreed not to sell more than a fixed number of beneficially held shares of our common stock for a two year period ending December 31, 2008. On February 27, 2008, certain members of our management team entered into a second amended and restated stock sale restriction agreement whereby such officers agreed not to sell more than a fixed number of beneficially held shares of our common stock for a two year period ending December 31, 2010. As of March 31, 2008, such officers beneficially owned an aggregate of 3,485,746 shares of our common stock, including vested and unvested options to purchase common stock, which are subject to the sale restriction agreements. We have the right to waive any of these resale restrictions for employees and management at our discretion, and in such instance, the shares would become freely tradable.

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

Beginning with our Annual Report on Form 10-K for the year ended December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 has required us to include an internal control report with our Annual Report on Form 10-K. That report includes management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and a report on their evaluation of the operating effectiveness of our internal control over financial reporting beginning with our Annual Report for the year ending December 31, 2008.

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

As of March 31, 2008, our directors and management collectively controlled approximately 50% of our outstanding common stock.

As of March 31, 2008, our directors and executive officers and their affiliates collectively controlled approximately 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. You and other stockholders will have minimal influence over these actions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2008

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

Luna Innovations Incorporated

Date: May 9, 2008	By:	/s/ Dale E. Messick
Dale E. Messick Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant. (Exhibit 3.4)

10.1(3)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Kent A. Murphy, dated as of February 27, 2008. (Exhibit 10.1)

10.2(3)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Dale E. Messick, dated as of February 27, 2008. (Exhibit 10.2)

10.3(3)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Scott A. Graeff, dated as of February 27, 2008. (Exhibit 10.3)

10.4(3)	Amended and Restated Stock Sale Restriction Agreement by and between Luna Innovations Incorporated and Robert P. Lenk, dated as of February 27, 2008. (Exhibit 10.4)

10.5	Amended and renegotiated commercial lease by and between Luna Innovations Incorporated and Canvasback Real Estate & Investments LLC dated March 18, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 2, 2006 (file No. 333-131764). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated February 27, 2008 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.