Form 10-Q
period 2008-06-30
LUNA INNOVATIONS INC
filed 2008-08-07
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 25, 2008, there were 11,000,268 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,252,639	$12,046,945
Accounts receivable, net	8,496,352	9,716,610
Refundable income taxes	390,661	396,062
Inventory	2,280,710	1,675,239
Other current assets	498,091	333,105

Total current assets	26,918,453	24,167,961
Property and equipment, net	5,771,855	5,859,515
Intangible assets, net	1,883,646	1,911,132
Deferred tax asset	600,000	600,000
Other assets	135,690	10,270

Total assets	$35,309,644	$32,548,878

Liabilities and stockholders’ equity
Current liabilities
Current portion of capital lease obligation	$12,039	$23,885
Current portion of long-term debt payable	714,286	—
Accounts payable	3,083,539	3,024,973
Accrued liabilities	5,041,519	5,331,798
Deferred credits	1,374,705	1,672,400

Total current liabilities	10,226,088	10,053,056
Long-term capital lease obligation	—	4,671
Long-term debt obligation	9,285,714	5,000,000
Deferred credits	354,418	354,418

Total liabilities	19,866,220	15,412,145

Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 10,999,177 and 10,704,456 shares issued and outstanding	10,999	10,704
Additional paid-in capital	36,452,904	34,496,063
Accumulated deficit	(21,020,479)	(17,370,034)

Total stockholders’ equity	15,443,424	17,136,733

Total liabilities and stockholders’ equity	$35,309,644	$32,548,878

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$6,947,276	$5,852,109	$13,549,023	$11,138,706
Product and license revenues	2,931,027	2,003,171	5,249,203	3,786,747

Total revenues	9,878,303	7,855,280	18,798,226	14,925,453
Cost of revenues:
Technology development costs	4,382,001	4,048,424	8,575,648	7,898,039
Product and license costs	1,427,553	911,768	2,769,232	1,712,189

Total cost of revenues	5,809,554	4,960,192	11,344,880	9,610,228

Gross Profit	4,068,749	2,895,088	7,453,346,	5,315,225
Operating expense	5,833,670	5,185,965	11,094,102	10,400,984

Operating loss	(1,764,921)	(2,290,877)	(3,640,756)	(5,085,759)

Other income
Other income	—	—	—	519
Interest income (expense), net	(33,576)	113,107	(9,689)	225,375

Total other income	(33,576)	113,107	(9,689)	225,894

Loss before income taxes	(1,798,497)	(2,177,770)	(3,650,445)	(4,859,865)
Provision for income taxes	—	—	—	—

Net loss	$(1,798,497)	$(2,177,770)	$(3,650,445)	$(4,859,865)

Net loss per share:
Basic and Diluted	$(0.16)	$(0.21)	$(0.34)	$(0.48)

Weighted average shares:
Basic and Diluted	10,935,370	10,136,446	10,858,367	10,053,371

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2008	2007
	(unaudited)
Cash flows used in operating activities
Net loss	$(3,650,445)	$(4,859,865)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	958,953	892,838
Share-based compensation	1,422,902	1,096,555
Change in assets and liabilities:
Accounts receivable, net	1,220,259	(766,573)
Refundable income taxes	5,401	—
Inventory, net	(605,471)	(491,325)
Other assets	(160,362)	56,721
Accounts payable and accrued expenses	138,964	76,216
Deferred credits	(297,695)	1,443,585

Net cash used in operating activities	(967,494)	(2,551,848)

Cash flows used in investing activities
Acquisition of property and equipment	(552,355)	(1,171,747)
Intangible property costs	(291,452)	(196,790)

Net cash used in investing activities	(843,807)	(1,368,537)

Cash flows from (used in) financing activities
Payments on capital lease obligations	(16,517)	(42,504)
Proceeds from (payment of) debt obligations, net	4,928,150	(214,955)
Proceeds from the exercise of options and warrants	105,362	244,206

Net cash from (used in) financing activities	5,016,995	(13,253)

Net change in cash	3,205,694	(3,933,638)
Cash and cash equivalents —beginning of period	12,046,945	17,866,753

Cash and cash equivalents —end of period	$15,252,639	$13,933,115

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$33,781	$8,680
Cash received during the period for:
Income taxes	$5,401	$—
Supplemental schedule of non-cash activities:
Warrants issued in connection with debt modification	$58,194	$—

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals, considered necessary to present fairly our financial position at June 30, 2008 and results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements, including the Company’s significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 19, 2008. As used herein, the terms “Luna”, “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.

Consolidation Policy

Our consolidated financial statements are prepared in accordance with US GAAP and include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. We eliminate from our financial results all significant intercompany transactions. We do not have any investments in entities we believe are variable interest entities for which the Company is the primary beneficiary.

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

The effect of 3,355,336 and 3,239,961 common stock equivalents are ignored for the three months ended June 30, 2008 and 2007, respectively, as they are antidilutive to earnings per share. The effect of 3,312,639 and 3,203,316 common stock equivalents for the six months ended June 30, 2008 and 2007, respectively, are similarly ignored. In addition, the conversion of $5.0 million in convertible promissory notes would have been antidilutive for such periods.

Share Based Compensation

We have a stock-based compensation plan, which is described further in Note 9 to the Financial Statements in our Form 10-K as filed with the Securities and Exchange Commission on March 19, 2008. We apply SFAS No. 123R, Share-Based Payment (SFAS No. 123R) in determining the compensation expense recognized under our stock-based compensation plan. Compensation expense is computed using the Black-Scholes option pricing model. We amortize share-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Issue No. 96-18.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Risk-free interest rate	3.78 to 3.87%	4.63%
Expected life of option (years)	7.5	7.5
Expected stock price volatility	63%	63%
Expected dividend yield	—	—

The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility for the six months ended June 30, 2008 and 2007, respectively, is based upon the average volatility of comparable public companies due to the lack of historical market price data for our stock on such date. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company.

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
		Range
Balance, December 31, 2007	4,747,815	$0.35 -$8.20	$1.95	$31,477,522	2,543,218	$0.96	$19,366,620
Granted	502,750	$6.55- $6.74	$6.55
Exercised	(132,133)	$0.35 -$1.77	$0.56
Canceled	(83,241)	$0.35 -$6.00	$2.10
Balance, March 31, 2008	5,035,191	$0.35 -$8.20	$2.51	$27,941,472	2,557,187	$1.02	$17,818,506
Granted	175,400	$8.04 -$8.04	$8.04
Exercised	(96,666)	$0.35 -$6.00	$0.45
Canceled	(20,456)	$0.35 -$6.00	$3.94
Balance, June 30, 2008	5,093,469	$0.35 -$8.20	$2.67	12,284,795	2,673,023	$1.12	9,474,494

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of in-the-money options only. The aggregate intrinsic value is based on the price of $4.62, which was the closing price of the Company’s Common Stock on the NASDAQ Global Market on June 30, 2008.

At June 30, 2008, our 5,093,469 outstanding stock options had a weighted average remaining contractual term of 7.7 years, and of these 2,673,023 are exercisable and have a weighted average remaining contractual term of 6.8 years.

The aggregate intrinsic value of grants exercised during the three months ending June 30, 2008 and 2007 was $0.5 million and $0.7 million, respectively. The total aggregate intrinsic value represents the total amount by which the fair market value of stock exceeded the exercise price for options exercised.

For the three months ended June 30, 2008 and 2007, we recognized $663,260 and $558,343 in share-based payment expense and for the six months ended June 30, 2008 and 2007, we recognized $1,422,902 and $1,096,555 in share-based payment expense. We expect to recognize approximately $7.3 million over the remaining requisite service period of approximately five years for options outstanding as of June 30, 2008.

Income Taxes

A deferred tax asset of $600,000 was recorded at June 30, 2008 and December 31, 2007, based upon management’s assessment that more likely than not the benefit will be realized in future periods.

Inventory

Inventory consists of finished goods and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at June 30, 2008 and December 31, 2007 were $44,206 and $41,108, respectively.

Subordinated Notes, Warrants, Amortization of Debt Discount, and Fair Value Determination

In May 2008 we amended the terms of our notes with principal amounts totaling $5.0 million with Carilion Clinic to extend their due date to December 31, 2012 and to subordinate them to our new credit facility with Silicon Valley Bank. We issued warrants to purchase 10,000 shares of Luna Common Stock at a price of $7.98 per share in connection with the amended terms. The warrants expire on December 31, 2017. We valued the warrants using the Black-Scholes option pricing model, recorded a deferred prepaid financing charge, and recorded the warrant issuance as equity.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 addresses the determination of whether a financial instrument (or an embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies a hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires entities to recognize assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree, measured at the fair market value at the acquisition date. SFAS No. 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. Since we have no current acquisition plans, we do not believe that the adoption of SFAS No. 141(R) will have a material impact on our financial statements.

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

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our consolidated financial statements.

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

2.	Line of Credit & Debt Facility

On May 21, 2008, the Company canceled its previous line of credit agreement with First National Bank, and entered into a $10 million maximum debt facility with Silicon Valley Bank. Included in this facility is a four year term debt of $5 million and a revolving line of credit facility available for the remaining $5 million. The facility has a total debt capacity of $10 million. At June 30, 2008, there was an outstanding balance of $5 million under the term loan, and no outstanding balance under the revolving facility. As part of the facility, Silicon Valley Bank issued a $479,667 letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, as required under an office lease. The Silicon Valley Bank letter of credit was issued as a replacement for the previous letter of credit issued on our behalf by First National Bank in the amount of $599,583.

3.	Capital Structure

For the six months ended June 30, 2008, our capital structure changed as follows:

	Common Stock		Additional Paid-in Capital
	Shares	$
Balances, December 31, 2007	10,704,456	$10,704	$34,496,063
Exercise of stock options	135,133	136	75,533
Shares issued in lieu of cash bonus	62,922	63	309,153
Adjustment of estimated IPO-related expenses			61,427
Share-based compensation			759,642

Balances, March 31, 2008	10,902,511	$10,903	$35,701,818
Exercise of stock options	96,666	96	29,632
Warrants issued in exchange for debt modification, representing deferred loan costs			58,194
Share-based compensation			663,260

Balances, June 30, 2008	10,999,177	10,999	36,452,904

4.	Operating Segments

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

The Chief Executive Officer and his direct reports collectively represent our chief operating decision makers, and they evaluate segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies. See Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in Form 10-K as filed with the Securities and Exchange Commission on March 19, 2008.

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Technology Development Revenue	$6,947,276	$5,852,109	$13,549,023	$11,138,706
Product and License Revenue	2,931,027	2,003,171	5,249,203	3,786,747

Total Revenue	$9,878,303	$7,855,280	$18,798,226	$14,925,453

Technology Development Operating Loss	$(301,455)	$(830,162)	$(591,104)	$(1,940,975)
Product and License Operating Loss	(1,463,466)	(1,460,715)	(3,049,652)	(3,144,784)

Total Operating Loss	$(1,764,921)	$(2,290,877)	$(3,640,756)	$(5,085,759)

Additional segment information is as follows:

	June 30, 2008	December 31, 2007
Total segment assets:
Technology Development	$30,434,233	$27,806,034
Product and License	4,875,411	4,742,844

Total	$35,309,644	$32,548,878

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 74% and 81% of total consolidated revenues for the three months ended June 30, 2008 and 2007, and 71% and 82% of revenues for the six months ending June 30, 2008 and June 30, 2007, respectively.

International revenues (customers outside of the United States) accounted for 6.3% and 0.0% of total revenues for the three months ended June 30, 2008 and 2007, and 5.1% and 0.6% of total revenues for the six months ended June 30, 2008 and 2007.

5.	Contingencies and Guarantees

On September 10, 2007, we filed a complaint against our former auditing and accounting firm in connection with the firm’s auditing and opining on the accuracy of several years of our consolidated financial statements in preparation for our registration with the Securities and Exchange Commission and our Initial Public Offering, or IPO, of securities. On July 23, 2008, the parties settled the litigation at a mediation without any admission of liability, or adjudication of fact or law. The material terms of settlement include payment to Luna of $1.0 million in exchange for mutual releases of all claims and counterclaims and dismissal with prejudice of all claims and counterclaims.

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, if we are unsuccessful in our litigation with Hansen Medical, Inc., our business may be materially harmed.

We have an outstanding letter of credit at June 30, 2008, of $479,667 to the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. This letter of credit expires in 2011.

In June 2007, our Luna Technologies Division executed a non-cancelable, non-reschedulable $1.3 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2007. As of June 30, 2008, approximately $0.3 million of this commitment remained.

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

Our revenues were $9.9 million and $7.9 million during the three months ended June 30, 2008 and 2007, respectively, and we had net losses of $1.8 million and $2.3 million for the same periods, respectively. We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues grew from $5.9 million to $6.9 million for the three month periods ended June 30, 2007 and June 30, 2008, respectively. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $28.8 million as of June 30, 2008.

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

We incurred consolidated net losses of approximately $3.7 million and $4.9 million for the six month periods ended June 30, 2008 and 2007, respectively. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, and finance and accounting personnel. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we will continue to incur losses in 2008 and that these losses could be substantial.

Our operating expenses include stock-based compensation charges. We recorded stock-based compensation charges of $1.4 million for the six months ended June 30, 2008. We also expect to record an aggregate stock-based compensation charge for stock options granted through June 30, 2008 of $7.3 million, to be recognized in future periods through 2013.

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

Interest Income/Expense

On May 21, 2008, we had canceled our senior secured revolving credit facility with First National Bank, and entered into a new $10 million debt facility with

Silicon Valley Bank. At June 30, 2008, a $5 million term loan was outstanding under this new facility. Interest expense includes interest accrued on the outstanding aggregate principal of the senior convertible promissory notes issued to Carilion Clinic on December 30, 2005, and interest payable on the Silicon Valley Bank debt term loan.

Interest income includes amounts earned on our cash deposits with financial institutions. During 2007 and the first two quarters of 2008, we invested the proceeds of the Carilion financing transactions and the net proceeds from our initial public offering in a money market account, and we draw from that account as needed to fund ongoing operations. We have currently invested the proceeds from the Silicon Valley Bank debt facility in a money market account.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Total revenues increased 26% to $9.9 million for the three months ended June 30, 2008, from $7.9 million for the three months ended June 30, 2007. Approximately 54% of the growth in revenues from the corresponding period in 2007 was due to increased revenues from our Technology Development Division, and approximately 46% of the increase was due to increased product sales and product development revenues. We generated approximately $2.9 million in product sales in the second quarter of 2008 as compared with $2.0 million in the second quarter of 2007, an increase of approximately 45%, due primarily to increases in product development revenue and increased sales of fiber optic test and measurement equipment by our Luna Technologies division.

Growth in our technology development revenues contributed to our overall growth in revenues for the second quarter of 2008 as compared with the second quarter of 2007. Technology development revenues increased 19% to $6.9 million for the three months ended June 30, 2008 from $5.9 million for the corresponding 2007 period. This increase was primarily a result of a continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel.

Cost of Revenues

Cost of revenues increased 17% to $5.8 million for the three months ended June 30, 2008 from $5.0 million for the corresponding 2007 period. The main component of this overall increase was increased costs of labor and materials related to increases in product development and fiber optic product sales. Technology development cost of sales increases accounted for approximately $0.3 million, or 39%, and product sales cost increases accounted for approximately $0.5 million, or 61%, respectively, of the overall increase in costs of revenues.

Technology development costs increased 8% to $4.4 million for the three months ended June 30, 2008 from $4.0 million in the same period in 2007. This increase was comprised primarily of additional direct labor and the associated overhead related to our growing portfolio of funded research contracts.

Our overall gross margin improved as compared with the second quarter of 2007. Our overall gross margin during the three months ended June 30, 2008 was 41% compared to 37% during the same period in 2007. During the three months ended June 30, 2008, technology development activity returned a gross margin of approximately 37% compared to 31% in the same period of 2007. The gross margin increase was partially attributable to increasing participation in non-SBIR-funded contracts, which typically provide for higher billing rates than SBIR-funded contracts. Product sales activity returned a gross margin of 51% for the three months ended June 30, 2008, compared to 55% for the same period in 2007. This decrease is primarily due to increased costs on certain product development contracts for the quarter ended June 30, 2008, relative to the quarter ended June 30, 2007.

Operating Expense

Operating expense increased 12% to $5.8 million for the three months ended June 30, 2008 from $5.2 million for the corresponding quarter in 2007. The increase in the second quarter of 2008 as compared to the same period in 2007 was due primarily to increased legal expenses associated with on-going legal matters.

Other Income (Expense)

Net interest income decreased from approximately $113,000 for the three months ended June 30, 2007, to a net interest expense of $34,000 for the three months ended June 30, 2008. This decrease was attributable to a reduction in invested cash and lower interest rates, combined with an increase in interest payments due to the addition of a $5.0 million term loan from the Silicon Valley Bank debt facility.

With the exception of approximately $30,000 in interest expense incurred on the $5.0 million Silicon Valley Bank term loan, nearly all of the interest expense incurred during the three months ended June 30, 2008, was incurred on our convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the three month period ended June 30, 2008, interest expense on the Carilion notes was approximately $75,000. In addition, interest income for the three months ended June 30, 2008, totaled $78,000.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Total revenues increased 26% to $18.8 million for the six months ended June 30, 2008, from $14.9 million for the six months ended June 30, 2007. Approximately 62% of the growth in revenues from the corresponding period in 2007 was due to increased revenues from our Technology Development Division, and approximately 38% of the increase was due to increased product sales and product development revenues. Product sales and product development revenues increased 39%, to $5.2 million for the six months ended June 30, 2008, as compared to $3.8 million for the six months ended June 30, 2007. This increase was primarily a result of increased sensing product sales as well as an increase in product development activity.

Growth in our technology development revenues also contributed to our overall growth in revenues for the first and second quarter of 2008 as compared with the same period in 2007. Technology development revenues increased 22% to $13.5 million for the six months ended June 30, 2008 from $11.1 million for the corresponding 2007 period. This increase was primarily a result of a continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel.

During the period ending March 31, 2008, we identified certain product development contracts, which we account for using the percentage of completion method, where our estimated cost to complete increased significantly from our prior estimates. The resulting decrease in the overall percentage of completion resulted in an adjustment to reduce revenues previously recognized. Pursuant to the provisions of SOP 81-1, Accounting for the Performance of Construction-Type and Certain Production-Type Contracts, we reduced our product and licensing revenues for the period ending March 31, 2008 on a cumulative basis in the amount of $0.3 million.

Cost of Revenues

Cost of revenues increased 18% to $11.3 million for the six months ended June 30, 2008 from $9.6 million for the corresponding 2007 period. The main component of this overall increase was increased costs of labor and materials related to increases in product sales and product development revenue. New technology development cost of sales increases accounted for approximately $0.7 million, or 39%, and product sales cost increases accounted for approximately $1.1 million, or 61%, respectively, of the overall increase in costs of revenues.

Technology development costs increased 9% to $8.6 million for the six months ended June 30, 2008 from $7.9 million in the same period in 2007. This increase was comprised primarily of additional direct labor and the associated overhead related performing under our research contracts.

Our overall gross margin improved as compared with the first six months of 2007. Our overall gross margin during the six months ended June 30, 2008 was 40% compared to 36% during the same period in 2007. During the six months ended June 30, 2008, technology development activity returned a gross margin of approximately 37% compared to 29% in the same period of 2007. Product and license activity returned a gross margin of 47% for the six months ended June 30, 2008, compared to 55% for the same period in 2007. The decrease in gross margin associated with our product and license segment was primarily attributable to the cumulative adjustment in product and license revenue described above.

Operating Expense

Operating expense increased 7% to $11.1 million for the six months ended June 30, 2008 from $10.4 million for the corresponding period in 2007. The primary driver of the increase in the first six months of 2008 as compared to the same period in 2007 was increased legal expenses associated with on-going legal matters.

Other Income (Expense)

Net interest income decreased from $0.2 million in net interest income for the six months ended June 30, 2007 to approximately $9,000 in net interest expense for the six months ended June 30, 2008. This decrease was attributable to a reduction in invested cash and lower interest rates, and an increase in interest payments due to the addition of a $5.0 million term loan from the Silicon Valley Bank debt facility.

With the exception of approximately $30,000 in interest expense incurred on the $5.0 million Silicon Valley Bank term loan, nearly all of the interest expense during the six months ended June 30, 2008, was incurred on our convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the six month period ended June 30, 2008, interest expense on such notes was approximately $0.2 million. Interest income for the six months ended June 30, 2008 totaled $0.2 million.

Liquidity and Capital Resources

Until May 2008, we had a $3.0 million senior secured revolving credit facility with First National Bank that was collateralized by a security interest in substantially all of our assets. The interest rate on borrowings under our secured revolving credit facility was equal to the prime rate, limited to no less than 6.0% and no greater than 10.0% per annum, with interest payable monthly. This agreement also provided a $1.0 million sub-limit for letters of credit.

Beginning in May 2008, we canceled our $3.0 million senior secured revolving credit facility with First National Bank, and entered into a $10.0 million credit facility with Silicon Valley Bank, which includes a four year term debt of $5.0 million and a remaining facility of up to $5.0 million available under a four-year revolving line of credit, based on the balance of our term loan at June 30, 2008. As we repay the term debt principal, the revolving facility available increases, so that at any time, the term debt plus the revolving debt may be equal to up to $10 million. For the remainder of 2008, we will pay only the interest portion of the loan. The interest rate on borrowings under the secured revolving facility is a floating per annum rate of one half of one percentage point above the prime interest rate. Interest on the term loan is a floating per annum rate of one percentage point above the prime interest rate. Beginning in January, 2009, we will begin to pay interest and principal monthly, so that principal is paid back ratably over 42 months. This agreement also provided a $1.0 million sub-limit for letters of credit. The facility is secured by certain company assets and is subject to customary covenants, including covenants requiring us to meet EBITDA milestones and liquidity ratios. In connection with the credit facility with Silicon Valley Bank, Carilion Clinic agreed to extend the maturity date of the existing $5.0 million aggregate principal amount in notes payable to Carilion Clinic to December 31, 2012, from the original date of December 30, 2009, and to subordinate the Carilion Clinic debt to that of Silicon Valley Bank.

Discussion of Cash Flows

Recent Activity

We used approximately $1.0 million and $2.6 million of net cash from operations during the six months ended June 30, 2008 and 2007, respectively. The decrease in cash used in operations resulted from a decrease of $1.2 million in net loss, as well as other working capital account changes. The change in working capital accounts for the six months ended June 30, 2008 includes a $0.6 million decrease in deferred revenue arising from the timing difference between receipt of cash and the recognition of revenue for certain long-term development contracts to be accounted for using the percentage of completion method, and a $1.2 million increase due to improved accounts receivable collections.

Cash used in investing activities for the six months ended June 30, 2008 related primarily to the purchase of property and equipment and legal fees associated with securing patent rights to certain technology. Our overall cash used in investing activities was $0.8 million in the six months ended June 30, 2008, compared to $1.4 million in the corresponding June 30, 2007 period. This decrease reflects higher capital spending incurred in 2007 in support of our facilities expansions.

Cash flows generated by financing activities for the six months ended June 30, 2008 was $5.0 million representing an increase compared to cash flow used in financing activities for the six months ended June 30, 2007. This increase was primarily attributable to the $5.0 million draw from our credit facility with Silicon Valley Bank, with interest-only payable for the remainder of 2008, and principal payments (with interest) paid ratably over 42 months.

At June 30, 2008, total cash and cash equivalents were approximately $15.3 million. We believe that our current cash on hand and cash available under our line of credit agreement will be sufficient to fund operations for the next 12 months.

Summary of Contractual Obligations

We lease our facilities in Blacksburg, Charlottesville, Danville, Hampton, and Roanoke, Virginia under operating leases that expire on various dates through January 2014 or under a month-to-month arrangement. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

We also lease certain computer equipment and software under capital lease agreements that expire through January 2010. The assets subject to these obligations are included in property and equipment on our consolidated balance sheet.

Our Luna Technologies Division has an agreement with a supplier to purchase tunable lasers and estimates its non-cancellable obligation to be approximately $0.3 million through 2008.

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

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our exposure to market risk is limited to interest rate fluctuations due to changes in the general level of United States interest rates, particularly because as of June 30, 2008, our cash reserves were maintained in money market investment accounts and were not exposed to material market risks.

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. As of June 30, 2008 we had $15.3 million deposited in cash and cash equivalents bearing a weighted-average interest rate of 2.45%.

We are exposed to interest rate fluctuations, as a result of our Silicon Valley Bank term loan and revolving debt facility both having interest rates subject to market fluctuations. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. The interest rate on our revolving debt facility with Silicon Valley Bank is at prime plus one half of one percentage point. The interest rate on our term loan with Silicon Valley Bank is at prime plus one percentage point. At June 30, 2008 this resulted in a 5.5% and 6.0% rate for the revolving debt facility and the term loan, respectively. A 10% fluctuation in interest rates would not have a material impact on our financial statements.

Foreign Currency Exchange Rate Risk

Our product sales to foreign customers are denominated in U.S. dollars and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On September 10, 2007, we filed a complaint against our former auditing and accounting firm in connection with the firm’s auditing and opining on the accuracy of several years of our consolidated financial statements in preparation for our registration with the Securities and Exchange Commission and our Initial Public Offering, or IPO, of securities. The complaint alleges that the firm breached its contract with us and committed negligence when it failed to ensure that it was independent to audit our financial statements as required by the SEC regulations and by failing to inform us that it was not independent to audit our financial statements. These actions, resulting in our termination of this firm and our hiring of a new independent firm, caused a delay in our IPO, thereby resulted in a lower amount of capital raised, and the incurrence of significant additional expenses. The defendant answered our complaint and counterclaimed alleging breach of contract, breach of implied contract and unjust enrichment. The firm’s counterclaim alleges that we failed to pay it certain fees for services performed. We answered the counterclaim. On July 23, 2008, the parties settled the litigation at a mediation without any admission of liability, or adjudication of fact or law. The material terms of settlement include payment to Luna of $1.0 million and a mutual general release, as well as joint dismissal with prejudice of all claims and counterclaims.

On June 22, 2007, Hansen Medical Inc., a company for which we had conducted certain research and performed certain services, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the Complaint was amended and alleges misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, declaratory judgment, and fraud. In addition to money damages in an unspecified amount, the plaintiff company seeks, among other things, equitable relief, including an injunction against our using the allegedly misappropriated Hansen trade secrets in connection with our work with Intuitive Surgical, Inc. (“Intuitive”) or otherwise. We have answered the complaint and intend to defend ourselves vigorously in this matter. We also filed a counterclaim against the plaintiff company and an amended counterclaim on March 18, 2008. Our counterclaim asserts claims for declaratory judgment, misappropriation of trade secrets, breach of contract, unfair competition under the California Business and Professional Code, breach of implied covenant of good faith and fair dealing, declaratory judgment, and unjust enrichment. We seek money damages from the counterclaim defendant in an amount to be proven at trial and equitable, including declaratory, relief. In April 2008, the parties participated in a non-binding arbitration. In May 2008, the arbitrator rendered a non-binding award. In June 2008, Luna rejected the non-binding award, and the case is proceeding to trial on the merits. While we believe the plaintiff’s claims are without merit, we cannot predict the ultimate outcome of this litigation.

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

While historically we have developed and commercialized only a few products at a time, we plan to grow by developing and commercializing multiple products concurrently across many industries, technologies and markets. Our ability to grow by developing and commercializing multiple products simultaneously requires that we manage a diverse range of projects and expand our personnel resources. Our inability to do any of these could prevent us from successfully implementing our growth strategy, and our revenues and profits could be adversely affected.

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

We incurred consolidated net losses of approximately $7.8 million for the year ended December 31, 2007, and $3.7 million for the six months ending June 30, 2008. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur significant transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

The success of our business model depends on our ability to identify correctly market needs for new technologies. We intend to identify new market needs, but we may not always have success in doing so, in part because our technology development largely centers on identification and development of unproven technologies, often for new or emerging markets. Furthermore, we must identify the most promising technologies from a sizable pool of projects. If our commercialization strategy process fails to identify projects with commercial potential or if management does not ensure that such projects advance to the commercialization stage, we may not successfully commercialize new products and grow our revenues.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 70% and 74% of our consolidated total revenues for the three months ended June 30, 2008 and 2007, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

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

We also derive a significant portion of our technology development revenues from SBIR contracts. SBIR revenues accounted for approximately 44% and 61% of our consolidated total revenues for the three months ended June 30, 2008 and 2007, respectively. Contract research, including SBIR, will remain a significant portion of our consolidated total revenues for the foreseeable future. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from non-SBIR contract research.

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

In addition to the U.S. ownership eligibility criteria discussed above, to be eligible for SBA contracts and SBIR grants, the number of our employees including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2008, including all of our divisions, we had 205 full time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

The SBA may make an affiliation determination based on stock ownership. For example, the SBA may presume that two or more entities have the power to control a company if the entities each own, control or has the power to control, less than 50 percent of the company’s stock, such minority holdings are equal or approximately equal in size, and the aggregate of the minority holdings is large as compared to any other stock holding. However, this presumption may be rebutted by showing that such control or power to control does not in fact exist. As of June 30, 2008, Carilion Clinic held approximately 20.3% of our common stock, and Dr. Kent Murphy held approximately 24.0% of our common stock. Thus, applying the criteria stated above, the SBA could find that both Carilion Clinic and Dr. Murphy own less than 50% of the stock, their percentages are roughly equal, and their respective percentages are large compared to any other stock holding. We believe that the relative beneficial ownership of our individual stockholders rebuts the presumption of control by Carilion Clinic because the shares held by our officers and directors constitute the controlling interest in us. However, if the SBA were to make a determination that we are affiliated with Carilion Clinic, we would exceed the size limitations as Carilion Clinic has over 500 employees, and we therefore would lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, obtain important regulatory approvals, enhance our operating infrastructure, complete our development activities, build our commercial scale manufacturing facilities and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds for these investments.

If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in our initial public offering. Furthermore, such financings may jeopardize our ability to apply for SBIR grants or qualify for SBIR contracts or grants, and our dependence on SBIR grants may restrict our ability to raise additional outside capital. In addition, we may not be able to obtain continued SBIR funding, or other additional financing on terms favorable to us, if at all. In order to retain SBIR eligibility, we may be restricted in our ability to raise certain forms of equity capital from institutional investors. For example, in connection with the closing of our financing with Carilion Clinic on December 30, 2005, we were not able to raise all proceeds through the issuance of equity without potentially jeopardizing our SBIR eligibility. We therefore elected to issue debt in the amount of $5.0 million of the total $8.0 million raised in such financing to maintain SBIR eligibility. Under the terms of these notes, as amended, we agreed that we will not draw down any amount under our then-existing senior secured credit facility with First National Bank or our existing line of credit with Silicon Valley Bank, or incur additional indebtedness other than under certain limited conditions. In addition, if we lose eligibility or elect to no longer compete for SBIR contracts prior to December 30, 2012, the holder of our $5.0 million senior convertible promissory notes has the right, at its discretion, to convert some or all of the principal and interest amounts into shares of our common stock, which would result in further dilution to our existing stockholders.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

If we are unable to secure third-party reimbursement for our healthcare products, including our EDAC QUANTIFIER medical device, our revenue and net loss could be adversely affected.

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

We have a debt facility with Silicon Valley Bank that requires us to meet certain restrictive covenants.

In May 2008, we entered into a $10.0 million credit facility with Silicon Valley Bank, which includes a four year term debt of $5.0 million and a four-year revolving line of credit facility available for the remaining $5.0 million, based on the balance of our term loan at June 30, 2008. The interest rate on borrowings under the secured revolving facility is a floating per annum rate of one half of one percentage point above the prime interest rate. Interest on the term loan is a floating per annum rate of one percentage point above the prime interest rate. Beginning in January, 2009, we will begin to pay interest and principal monthly, so that principal is paid back ratably over 42 months. This agreement also provided a $1.0 million sub-limit for letters of credit. As part of this agreement, we provided blanket collateral of substantially all of the company’s assets, and agreed to be subject to certain loan covenants, including but not limited to, financial covenants requiring the on-going attainment of certain financial ratios, and the attainment of a minimum adjusted EBITDA that increases through-out the first year of the term loan period. If we fail to maintain these ratios or attain the required EBITDA, or fail to comply with any other covenant, we could be deemed to have an Event of Default. In the case of an Event of Default, we could be required to immediately remit all outstanding funds then due under the debt facility; or prepare our collateral for sale to satisfy the amount of outstanding funds owed to Silicon Valley Bank. If there is an Event of Default and we continue in the borrowing relationship with Silicon Valley Bank, the default interest rate would increase by five percentage points over the applicable rate for the term and revolving debt facilities, which could adversely affect our cash flows.

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

While none of our current products are known by us to be hazardous or subject to environmental regulation, it is possible our current or future products, particularly carbon-based nanomaterials, may become subject to environmental, or other, regulation. We intend to develop and sell carbon-based nanomaterials as well as nanotechnology-enabled products, which are products that include nanomaterials as a component to enhance those products’ performance. Nanomaterials and nanotechnology-enabled products have a limited historical safety record. Because of their size or shape or because they may contain harmful elements, such as gadolinium and other rare-earth metals, our products could pose a safety risk to human health or the environment. These characteristics may also cause countries to adopt regulations in the future prohibiting or limiting the manufacture, distribution or use of nanomaterials or nanotechnology-enabled products. Such regulations may inhibit our ability to sell some products containing those materials and thereby harm our business or impair our ability to develop commercially viable products.

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

On June 22, 2007, Hansen Medical Inc., a company for which we had conducted certain research, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the Complaint was amended and alleges misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, declaratory judgment, and fraud. In addition to money damages in an unspecified amount, the plaintiff company seeks, among other things, equitable relief, including an injunction against our using the allegedly misappropriated trade secrets in connection with another project of ours. We have answered the complaint and intend to defend ourselves vigorously in this matter. We also filed a counterclaim against the plaintiff company and an amended counterclaim on March 18, 2008. Our counterclaim asserts claims for declaratory judgment, misappropriation of trade secrets, breach of contract, unfair competition under the California Business and Professional Code, breach of implied covenant of good faith and fair dealing, declaratory judgment, and unjust enrichment. We seek money damages from the counterclaim defendant in an amount to be proven at trial and equitable, including declaratory, relief. In April 2008, the parties participated in a non-binding arbitration. In May 2008, the arbitrator rendered a non-binding award. In June 2008, Luna rejected the non-binding award, and the case is proceeding to trial on the merits. While we believe the plaintiff’s claims are without merit, we cannot predict the ultimate outcome of this litigation.

If we do not succeed in prosecuting our claims against Hansen Medical, Inc. or if Hansen Medical, Inc. prevails on one or more of its claims, we may not recover our damages. In addition, if Hansen Medical, Inc. is successful, we may be required to pay substantial damages, and we may lose the ability to freely use or license others to use certain of our intellectual property, any or all of which could materially harm our business.

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

Certain of our current and potential products will require regulatory clearances or approvals prior to commercialization. In particular, our Trimetasphere® nanomaterial-based MRI contrast agent and our EDAC® ultrasound diagnostic devices for measuring certain medical conditions will be considered a drug and medical devices, respectively, under the Federal Food, Drug & Cosmetic Act, or FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the Food and Drug Administration, or FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of these products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources, which we may not have or be able to obtain on favorable terms. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn. Our failure to obtain the necessary regulatory approvals, or our failure to obtain them in a timely manner, will prevent or delay our commercialization of new products and our business or our stock price could be adversely affected.

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

Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, protection of certain of our intellectual property may be unavailable or limited in the United States or in foreign countries, and certain of our products—including our Trimetasphere™ carbon nanomaterials products-do not have foreign patent protection. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, or circumvented, and the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, and in the case of certain products no foreign patents were filed or can be filed. This could make it easier for competitors to capture or increase their market share with respect to related technologies. As in our litigation with Hansen Medical, Inc. described in Part II, Item 1, above, in any legal proceedings relating to intellectual property, we could incur substantial costs to bring suits in which we may assert our patent rights against others or defend ourselves in suits brought against us. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

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

Before our initial public offering, there was no public market for our common stock, and in the future, an active public trading market may not be sustained. The public trading price for our common stock will continue to be affected by a number of factors, including:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	variations in our or our competitors’ results of operations or cash flows;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	commencement of, involvement in, or resolution of, litigation;

•	any major change in our board of directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors and to litigation;

•	a lack of, limited or negative industry or security analyst coverage; and

•	developments in our industry.

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

Beginning with our Annual Report for the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and a report on their evaluation of the operating effectiveness of our internal control over financial reporting beginning with our Annual Report for the year ending December 31, 2009.

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

As of June 30, 2008, our directors and management collectively controlled approximately 50% of our outstanding common stock.

As of June 30, 2008, our directors and executive officers and their affiliates collectively controlled approximately 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. You and other stockholders will have minimal influence over these actions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2008

During the three months ended June 30, 2008, we issued warrants to purchase 10,000 shares of our common stock as a component of consideration for the amendment on May 21, 2008 of certain Senior Convertible Promissory Notes (“Notes”), dated December 30, 2005, issued by us and held by Carilion Clinic, formerly known as Carilion Health System (“Carilion”), as described in our Current Report on Form 8-K, filed on May 27, 2008. The amendment extended the maturity dates of the Notes from December 30, 2009 to December 31, 2012 and subordinated the indebtedness evidenced by the Notes to our indebtedness under the term loan and revolving line of credit we entered into and established with Silicon Valley Bank on May 21, 2008. These warrants are exercisable at $7.98 per share, the closing price of our common stock as reported on the NASDAQ Global Market on May 21, 2008, the date of issuance of the warrants, for the period beginning December 31, 2012 and continuing for five (5) years thereafter. These warrants were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2008, we held our 2008 annual meeting of stockholders. At the meeting the following actions were voted upon:

(a)	Election of the following three individuals as Class II directors to serve a three-year term expiring at the 2011 annual meeting of stockholders or until their respective successors have been elected and qualified:

Director	Votes For	Votes Withheld
N. Leigh Anderson	9,593,599	71,038
Bobbie Kilberg	9,591,934	72,703
Michael Daniels	9,593,599	71,038

The following directors’ terms of office continued after our 2008 annual meeting of stockholders: Kent A. Murphy, Ph.D., Edward G. Murphy, M.D., John C. Backus, and Richard W. Roedel.

(b)	Ratification of the appointment of Grant Thornton, LLP as our independent registered public accounting firm for the year ending December 31, 2008.

Votes For	Votes Against	Abstained	Broker Non-Votes
9,594,281	35,612	34,743	None

ITEM 5.	OTHER INFORMATION

On August 5, 2008, the Compensation Committee of our Board of Directors approved our written Luna Innovations Incorporated Senior Management Incentive Compensation Plan, or 2008 Bonus Plan. Under the terms of the 2008 Bonus Plan, named executive officers are eligible for annual bonus payments based upon the achievement of specified objectives. Depending upon actual performance versus objectives, participants could receive between zero and 150% of their individual target bonus percentage. Eligibility is triggered only if 95% of our consolidated net income target is met. After this trigger is achieved, a bonus is awarded for each financial component if at least 95% of target for the respective component is achieved. The awards are calculated based upon the participant’s overall target with component weights, as follows: 35% based on the achievement of the budgeted 2008 net income budget target, 25% on the achievement of 2008, net budgeted revenue target, 25% on the achievement of the 2008 budgeted cash usage target and 15% on individual qualitative goals being met. It is anticipated that 2008 bonuses will be paid, if earned, in a combination of cash and stock or, under certain circumstances, entirely in stock. In addition, participants may elect to receive stock in lieu of cash payments due.

A copy of the 2008 Bonus Plan is filed with this report as Exhibit 10.2 and is incorporated herein by reference.

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

Luna Innovations Incorporated

Date: August 7, 2008

	By:	/s/ DALE E. MESSICK
Dale E. Messick
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2 (2)	Amended and Restated Bylaws of the Registrant. (Exhibit 3.4)

4.1(3)	Subordination Agreement, Amendments to Senior Promissory Notes, and Warrant to Purchase Common Stock (Exhibit 99.1)

10.2(4)	Loan and Security Agreement between Silicon Valley Bank and Luna Innovations Incorporated. (Exhibit 99.1)

10.2 †	Senior Management Bonus Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 2, 2006 (file No. 333-131764). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated May 27, 2008 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated May 23, 2008 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
†	Confidential treatment requested.