Form 10-Q
period 2008-09-30
LUNA INNOVATIONS INC
filed 2008-11-06
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2008, there were 11,120,500 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,181,265	$12,046,945
Accounts receivable, net	10,415,251	9,716,610
Refundable income taxes	390,661	396,062
Inventory	2,291,968	1,675,239
Other current assets	533,484	333,105

Total current assets	28,812,629	24,167,961
Property and equipment, net	5,639,168	5,859,515
Intangible assets, net	1,815,895	1,911,132
Deferred tax asset	600,000	600,000
Other assets	126,991	10,270

Total assets	$36,994,683	$32,548,878

Liabilities and stockholders’ equity
Current liabilities
Current portion of capital lease obligation	$21,458	$23,885
Current portion of long-term debt obligation	1,071,429	—
Accounts payable	4,235,604	3,024,973
Accrued liabilities	5,244,507	5,331,798
Deferred credits	1,732,319	1,672,400

Total current liabilities	12,305,317	10,053,056
Long-term capital lease obligation	—	4,671
Long-term debt obligation	8,928,571	5,000,000
Deferred credits	—	354,418

Total liabilities	21,233,888	15,412,145

Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 11,102,365 and 10,704,456 shares issued and outstanding	11,102	10,704
Additional paid-in capital	37,244,157	34,496,063
Accumulated deficit	(21,494,464)	(17,370,034)

Total stockholders’ equity	15,760,795	17,136,733

Total liabilities and stockholders’ equity	$36,994,683	$32,548,878

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$7,246,674	$5,952,747	$20,795,697	$17,091,452
Product and license revenues	3,456,872	2,867,453	8,706,075	6,654,200

Total revenues	10,703,546	8,820,200	29,501,772	23,745,652
Cost of revenues:
Technology development costs	4,983,336	4,008,829	13,558,984	11,929,264
Product and license costs	1,453,467	1,281,367	4,222,699	2,670,916

Total cost of revenues	6,436,803	5,290,196	17,781,683	14,600,180

Gross Profit	4,266,743	3,530,004	11,720,089	9,145,472
Operating expense	5,371,530	5,511,561	16,466,299	16,182,168

Operating loss	(1,104,787)	(1,981,557)	(4,746,210)	(7,036,696)

Other income
Litigation proceeds, net of related expenses	666,332	—	666,332	—
Other income	793	49,515	793	47,904
Interest income (expense), net	(36,323)	93,690	(45,345)	290,571

Total other income	630,802	143,205	621,780	338,475

Loss before income taxes	(473,985)	(1,838,352)	(4,124,430)	(6,698,221)
Income tax expense	—	—	—	—

Net loss	$(473,985)	$(1,838,352)	$(4,124,430)	$(6,698,221)

Net loss per share:
Basic	$(0.04)	$(0.18)	$(0.38)	$(0.66)

Diluted	$(0.04)	$(0.18)	$(0.38)	$(0.66)

Weighted average shares:
Basic	11,055,613	10,293,557	10,924,596	10,134,313

Diluted	11,055,613	10,293,557	10,924,596	10,134,313

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows used in operating activities
Net loss	$(4,124,430)	$(6,698,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,425,857	1,324,155
Share-based compensation	2,163,467	1,722,734
Change in assets and liabilities:
Accounts receivable	(698,641)	(1,546,225)
Refundable income taxes	5,401	—
Inventory	(1,029,786)	(707,726)
Other current assets	(258,906)	128,854
Accounts payable and accrued expenses	1,493,982	1,071,451
Deferred credits	(294,499)	925,875

Net cash used in operating activities	(1,317,555)	(3,779,103)

Cash flows used in investing activities
Acquisition of property and equipment	(318,436)	(1,233,932)
Intangible property costs	(378,780)	(320,110)

Net cash used in investing activities	(697,216)	(1,554,042)

Cash flows from financing activities
Payments on capital lease obligations	(7,098)	(63,036)
Proceeds from the exercise of options and warrants	156,189	272,777
Proceeds from debt facility	5,000,000	—
Payment of debt	—	(214,955)

Net cash provided by (used in) financing activities	5,149,091	(5,214)

Net change in cash	3,134,320	(5,338,359)
Cash and cash equivalents —beginning of period	12,046,945	17,866,753

Cash and cash equivalents —end of period	$15,181,265	$12,528,394

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$88,382	$7,225
Cash received during the period for:
Income taxes	$5,401	$—
Supplemental schedule of non-cash activities
Warrants issued in connection with debt modification	$58,194	$—

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“Luna Innovations” or the “Company”) was incorporated in the Commonwealth of Virginia in 1990 and subsequently reincorporated in the State of Delaware in April 2003. We research, develop and commercialize innovative technologies in two primary areas of focus: instrumentation and test & measurement products and healthcare products. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill unmet market needs and then take these technologies from the applied research stage through commercialization.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals, considered necessary to present fairly our financial position at September 30, 2008 and results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2008. As used herein, the terms “Luna”, “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.

Consolidation Policy

Our consolidated financial statements are prepared in accordance with US GAAP and include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. We eliminate from our financial results all significant intercompany transactions. We do not have any investments in entities we believe are variable interest entities for which we are the primary beneficiary.

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

Net Loss Per Share

We compute net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic per share data is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common shareholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Common stock equivalents consist primarily of stock options, warrants, and unvested and restricted stock. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

The effect of 5,176,979 and 5,021,242 common stock equivalents are ignored for the three and nine months ended September 30, 2008 and 2007, respectively, as they are anti-dilutive to earnings per share. In addition, the conversion of $5.0 million in convertible promissory notes would have been anti-dilutive for such periods.

Inventory

Inventory consists of raw materials, work in process, finished goods and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at September 30, 2008 and December 31, 2007 were $22,755 and $18,645, respectively.

The following table presents the components of inventory:

	September 30, 2008	December 31, 2007
Raw Materials	$1,787,142	$1,195,403
Work in process	$380,312	$283,818
Finished Goods	$147,269	$214,663
Less: inventory reserves	$(22,755)	$(18,645)
Total Inventory	$2,291,968	$1,675,239

Share Based Compensation

We have a share-based compensation plan, which is described further in Note 9 to the Financial Statements in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2008. We apply SFAS No. 123R, Share-Based Payment (SFAS No. 123R) in determining the compensation expense recognized under our share-based compensation plan. Compensation expense is computed using the Black-Scholes option pricing model. We amortize share-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Issue No. 96-18. We account for share-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF Issue No. 96-18.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Risk-free interest rate range	3.8% - 4.0%	4.5% - 5.2%
Expected life of option—range of years	7.5	7.0 - 7.5
Expected stock price volatility	63%	56.8% - 64%
Expected dividend yield	—	—

The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility for the nine months ended September 30, 2008 was based on the average volatility of comparable public companies due to the lack of historical market price data for our stock on such date. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company.

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, December 31, 2007	4,747,815	$0.35 - $8.20	$1.95	$31,477,522	2,543,218	$0.96	$19,366,620
Granted	502,750	$6.55 - $6.74	$6.55
Exercised	(132,133)	$0.35 - $1.77	$0.56
Canceled	(83,241)	$0.35 - $6.00	$2.10

Balance, March 31, 2008	5,035,191	$0.35 - $8.20	$2.51	$27,941,472	2,557,187	$1.02	$17,818,506
Granted	175,400	$8.04 - $8.04	$8.04
Exercised	(96,666)	$0.35 - $6.00	$0.45
Canceled	(20,456)	$0.35 - $6.00	$3.94

Balance, June 30, 2008	5,093,469	$0.35 - $8.20	$2.67	$12,284,795	2,673,023	$1.12	$9,474,494
Granted	76,750	$5.50 - $5.69	$5.57
Exercised	(103,097)	$0.35 - $1.77	$0.36
Canceled	(8,153)	$0.35 - $6.00	$4.41

Balance, September 30, 2008	5,058,969	$0.35 - $8.20	$2.76	$9,294,288	2,773,235	$1.20	$7,791,041

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The aggregate intrinsic value is based on the price of $3.92 on September 30, 2008, which represents the closing price of the Company’s Common Stock on the NASDAQ Global Market on September 30, 2008.

At September 30, 2008, our 5,058,969 outstanding stock options had a weighted average remaining contractual term of 7.5 years, and of these 2,773,235 are exercisable and have a weighted average remaining contractual term of 6.6 years.

The aggregate intrinsic value of grants exercised during the three months ending September 30, 2008 and 2007 was $0.5 million and $0.3 million, respectively. The total aggregate intrinsic value represents the total amount by which the fair market value of stock exceeded the exercise price for options exercised.

For the three months ended September 30, 2008 and 2007, we recognized $740,565 and $626,179, respectively, in share-based payment expense, and for the nine months ended September 30, 2008 and 2007, we recognized $2.2 million and $1.7 million, respectively, in share-based payment expense. We will recognize approximately $6.8 million over the remaining requisite service period of approximately four years for options outstanding as of September 30, 2008. Our net operating losses begin to expire in 2024.

Income Taxes

A deferred tax asset of $600,000 was recorded at both September 30, 2008 and December 31, 2007, based upon management’s assessment that more likely than not the benefit will be realized in future periods. The tax effect of our net operating loss for the nine months ended September 30, 2008 is $9.3 million, with a valuation allowance of $8.7 million. The effects of a Section 382 adjustment with respect to Luna Technologies are taken into account in computing the $9.3 million net operating loss.

Subordinated Notes, Warrants, Amortization of Debt Discount, and Fair Value Determination

In May 2008 we amended the terms of our notes with principal amounts totaling $5.0 million with Carilion Clinic to extend their due date to December 31, 2012 and to subordinate them to our new credit facility with Silicon Valley Bank. We issued warrants to purchase 10,000 shares of Luna Common Stock at a price of $7.98 per share in connection with the amended terms. The warrants expire on December 31, 2017. We valued the warrants using the Black-Scholes option pricing model, and recorded a deferred financing charge of $58,194.

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

Revenues from product sales that require no ongoing obligations are recognized as revenues when shipped to the customer, title has passed and collection is reasonably assured. In transactions where a right-of-return exists, revenues are deferred until acceptance has occurred and the period for the right-of-return has lapsed. As of December 31, 2007, we have not entered into sales transactions where rights of return exist. As of September 30, 2008, we had one such transaction, and we recognized no revenue on this transaction.

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

When we enter into a sales arrangement with multiple deliverables, we review the various products and/or services to be provided in each arrangement in accordance with the provisions of EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether individual products and/or services to be delivered should be considered a separate unit of accounting for purposes of determining revenue recognition. The individual product or service would be considered a separate unit of accounting if all of the following criteria are met: (a) the delivered item has value to the customer on a stand-alone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 addresses the determination of whether a financial instrument (or an embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires entities to recognize assets acquired, liabilities assumed, and any non-controlling interest in an acquiree, measured at the fair market value at the acquisition date. SFAS No. 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. Since we have no current acquisition plans, we do not believe that the adoption of SFAS No. 141(R) will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and a non-controlling interest. SFAS No. 160 is effective for fiscal years ending on or after December 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material impact on our financial statements.

Recently Adopted Standards

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

2. Line of Credit & Debt Facility

On May 21, 2008, we canceled our previous line of credit agreement with First National Bank, and entered into a $10 million maximum debt facility with Silicon Valley Bank. Included in this facility is a four year term debt of $5 million and a revolving line of credit facility available for the remaining $5 million. The facility has a total debt capacity of $10 million. At September 30, 2008, there was an outstanding balance of $5 million under the term loan, and no outstanding balance under the revolving facility. As part of the facility, Silicon Valley Bank issued a $479,667 letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, as required under an office lease. The Silicon Valley Bank letter of credit was issued as a replacement for the previous letter of credit issued on our behalf by First National Bank in the amount of $599,583.

3. Capital Structure

For the nine months ended September 30, 2008, our capital structure changed as follows:

	Common Stock		Additional Paid-in Capital
	Shares	$
Balances, December 31, 2007	10,704,456	$10,704	$34,496,063
Exercise of stock options	135,133	136	75,533
Share-based compensation	—	—	759,642
Shares issued in lieu of cash bonus	62,922	63	309,153
Adjustment of estimated IPO-related expenses	—	—	61,427

Balances, March 31, 2008	10,902,511	$10,903	$35,701,818
Exercise of stock options	96,666	96	29,632
Share-based compensation	—	—	663,260
Warrants issued in exchange for debt modification	—	—	58,194

Balances, June 30, 2008	10,999,177	$10,999	$36,452,904
Exercise of stock options & other stock issuances	103,188	103	50,688
Share-based compensation	—	—	740,565

Balances, September 30, 2008	11,102,365	$11,102	$37,244,157

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

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Technology Development Revenue	$7,246,674	$5,952,747	$20,795,697	$17,091,453
Product and License Revenue	3,456,872	2,867,453	8,706,075	6,654,200

Total Revenue	$10,703,546	$8,820,200	$29,501,772	$23,745,653

Technology Development Operating Loss	$(211,379)	$(1,164,837)	$(802,505)	$(3,150,601)
Product and License Operating Loss	(893,408)	(816,720)	(3,943,705)	(3,886,095)

Total Operating Loss	$(1,104,787)	$(1,981,557)	$(4,746,210)	$(7,036,696)

Additional segment information is as follows:

	September 30, 2008	December 31, 2007
Total segment assets:
Technology Development	$31,020,031	$27,806,304
Product and License	5,974,652	4,742,844

Total	$36,994,683	$32,548,878

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 70% and 72% of total consolidated revenues for the three months ended September 30, 2008 and 2007, respectively, and 70% and 77% of revenues for the nine months ended September 30, 2008 and September 30, 2007, respectively.

International revenues (customers outside of the United States) accounted for 7% and 1% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and 6% and 1% of total revenues for the nine months ended September 30, 2008 and 2007, respectively.

5. Contingencies and Guarantees

On September 10, 2007, we filed a complaint against our former auditing and accounting firm in connection with the firm’s auditing and opining on the accuracy of several years of our consolidated financial statements in preparation for our registration with the Securities and Exchange Commission and our initial public offering of securities. On July 23, 2008, the parties settled the litigation at mediation without any admission of liability, or adjudication of fact or law. The material terms of settlement include payment to Luna of $1.0 million in exchange for mutual releases of all claims and counterclaims and dismissal with prejudice of all claims and counterclaims. The settlement amount of $1.0 million, less related expenses incurred in 2008 of $0.3 million, is recorded as other income.

From time to time, we are involved in certain legal proceedings in the ordinary course of conducting our business. For instance, on June 22, 2007, Hansen Medical Inc., or Hansen, a company for which we had conducted certain research and performed certain services, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the complaint was amended and alleges misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, declaratory judgment, and fraud. In addition to money damages in an unspecified amount, the plaintiff company seeks, among other things, equitable relief, including an injunction against our using the allegedly misappropriated Hansen trade secrets in connection with our work with Intuitive Surgical, Inc. (“Intuitive”) or otherwise. We have answered the complaint and intend to defend ourselves vigorously in this matter. We also filed a counterclaim against Hansen and an amended counterclaim on March 18, 2008. Our counterclaim asserts claims for declaratory judgment, misappropriation of trade secrets, breach of contract, unfair competition under the California Business and Professional Code, breach of implied covenant of good faith and fair dealing, declaratory judgment, and unjust enrichment. We seek money damages from Hansen in an amount to be proven at trial and equitable, including declaratory, relief. In April 2008, the parties participated in a non-binding arbitration. In May 2008, the arbitrator rendered a non-binding award. In June 2008, we rejected the non-binding award, and the case is proceeding to trial on the merits, currently scheduled for March 2009. While we cannot currently determine the ultimate liability pursuant to these actions, if we are unsuccessful in our litigation with Hansen, our business may be materially harmed.

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

We have an outstanding letter of credit at September 30, 2008, of $479,667 to the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. This letter of credit expires in 2011.

In September 2008, our Luna Technologies Division executed a non-cancelable, non-reschedulable $1.9 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2008. As of September 30, 2008, approximately $1.9 million of this commitment remained.

In March 2004, we received a grant of $0.9 million from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City of Danville. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in the City of Danville until March 25, 2009. As of September 25, 2006, we had not fully met the capital expenditures and job creation milestones under this agreement, and, as a result, we may be obligated to repay the City of Danville a portion of the $0.9 million in funds based on a formula of the pro rata shortfall of such expenditures and jobs falling below such required levels. Because of the failure to meet these milestones and the continuing obligation to maintain our investment and employees at this location through March 25, 2009, we currently have classified the full amount of the grant as a liability on our balance sheet in anticipation of potentially returning the funds.

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

Our revenues were $29.5 million and $23.7 million during the nine months ended September 30, 2008 and 2007, respectively, and we had net losses of $4.1 million and $6.7 million for the same periods, respectively. We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues grew from $17.1 million to $20.8 million for the nine month periods ended September 30, 2007 and 2008, respectively. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $25.7 million as of September 30, 2008, an increase of $0.5 million from December 31, 2007.

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

We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, and finance and accounting personnel. Although we have no current plans in this regard, we may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we will continue to incur losses in 2008 and that these losses could be substantial.

Our operating expenses include stock-based compensation charges. We recorded stock-based compensation charges of $2.2 million for the nine months ended September 30, 2008. We also expect to record an aggregate stock-based compensation charge for stock options granted through September 30, 2008 of $6.8 million, to be recognized in future periods through 2013.

Global economic and political conditions affect our customers’ businesses and the markets they serve. With over 60% of our revenues derived from U.S. federal government contracting research, we have not detected a significant effect to our financial results resulting from an economic downturn. However, a severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers’ financial condition and the levels of business activity of our customers and the industries we serve. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.

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

Interest Income/Expense

On May 21, 2008, we canceled our senior secured revolving credit facility with First National Bank, and entered into a new $10 million debt facility with Silicon Valley Bank. At September 30, 2008, a $5 million term loan was outstanding under this new facility. Interest expense includes interest accrued on the outstanding aggregate principal of the senior convertible promissory notes issued to Carilion Clinic on December 30, 2005, and interest payable on the Silicon Valley Bank debt term loan.

Interest income includes amounts earned on our cash deposits with financial institutions. During 2007 and the nine month period ended September 30, 2008, we invested the proceeds of the Carilion financing transactions and the net proceeds from our initial public offering in a money market account, and we draw from that account as needed to fund ongoing operations. We have currently invested the proceeds from the Silicon Valley Bank debt facility in a money market account.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Total revenues increased 21% to $10.7 million for the three months ended September 30, 2008, from $8.8 million for the three months ended September 30, 2007. The increase was due to increased product sales related to our Luna Technologies Division, as well as an increase in technology development revenue recognized. We incurred increased costs of labor and other direct costs which resulted in the increase in technology development revenue. Approximately 69% of the growth in revenues from the corresponding period in 2007 was due to increased revenues from our Technology Development Division, and approximately 31% of the increase was due to increased product sales and product development revenues. We generated approximately $3.5 million in product sales in the third quarter of 2008 as compared with $2.9 million in the third quarter of 2007, an increase of approximately 21%, due primarily to increases in product development revenue related to our shape sensing technology and increased sales of fiber optic test and measurement equipment by our Luna Technologies division.

Cost of Revenues

Cost of revenues increased 22% to $6.4 million for the three months ended September 30, 2008 from $5.3 million for the corresponding 2007 period. The main component of this overall increase was increased costs of labor and other direct costs related to increases in technology development revenue. New technology development cost of sales increases accounted for approximately $1.0 million, or 85%, and product sales cost increases accounted for approximately $0.2 million, or 15%, respectively, of the overall increase in costs of revenues.

Technology development costs increased 24% to $5.0 million for the three months ended September 30, 2008 from $4.0 million in the same period in 2007. This increase was consistent with the 22% increase in our technology development revenues, and was comprised primarily of additional direct labor, subcontracting costs, and other direct costs related to research and development activities.

Product and licensing costs increased 13% to $1.5 million for the three months ended September 30, 2008 from $1.3 million in the same period in 2007. This increase is due to an increase in the number of units sold.

Our overall gross margin remained consistent as compared with the third quarter of 2007. Our overall gross margin during the three months ended September 30, 2008 and the same period in 2007 was 40%. During the three months ended September 30, 2008, technology development activity returned a gross margin of approximately 31% compared to 33% in the same period of 2007. Product sales activity returned a gross margin of 58% for the three months ended September 30, 2008, compared to 55% for the same period in 2007.

Operating Expense

Operating expense decreased 3% to $5.4 million for the three months ended September 30, 2008 from $5.5 million for the corresponding quarter in 2007, primarily as a result of decreased legal expenses related to the settlement of a dispute through mediation in July 2008. The decrease was primarily attributable to legal expenses of $0.3 million, which were netted against the proceeds of $1.0 million from a settlement of litigation at mediation, and recorded in other income.

Other Income (Expense)

On July 23, 2008, we settled litigation at mediation with our former auditing and accounting firm in connection with the firm’s auditing and opining on the accuracy of several years of our consolidated financial statements in preparation for our registration with the Securities and Exchange Commission and our initial public offering of securities. The settlement of the litigation at mediation was without any admission of liability, or adjudication of fact or law, and the material terms included payment to us of $1.0 million. The $0.7 million in other income related to this settlement is comprised of the proceeds of $1.0 million, less related legal expenses of $0.3 million.

Net interest income decreased from approximately $94,000 for the three months ended September 30, 2007, to a net interest expense of $36,000 for the three months ended September 30, 2008. This decrease was attributable to a reduction in invested cash and lower interest rates, combined with an increase in interest payments due to the addition of a $5.0 million term loan from the Silicon Valley Bank debt facility.

We incurred approximately $77,000 in interest expense on the $5.0 million Silicon Valley Bank term loan. We also incurred approximately $76,000 in interest expense on our convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. In addition, interest income earned on invested cash positions for the three months ended September 30, 2008, totaled approximately $103,000.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Total revenues increased 24% to approximately $29.5 million for the nine months ended September 30, 2008, from $23.7 million for the nine months ended September 30, 2007. Approximately 64% of the growth in revenues from the corresponding period in 2007 was due to increased revenues from our Technology Development Division, and approximately 36% of the increase was due to increased product sales and product development revenues. Product sales and product development revenues increased 31%, to $8.7 million for the nine months ended September 30, 2008, as compared to $6.7 million for the nine months ended September 30, 2007. This increase was primarily a result of increased sensing product sales as well as an increase in product development activity principally related to our shape sensing technology.

Growth in our technology development revenues also contributed to our overall growth in revenues for the nine months ended September 30, 2008 as compared with the same period in 2007. Technology development revenues increased 22% to $20.8 million for the nine months ended September 30, 2008 from $17.1 million for the corresponding 2007 period. This increase was primarily a result of a continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel that permitted us to service more contracts.

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

Cost of Revenues

Cost of revenues increased 22% to $17.8 million for the nine months ended September 30, 2008 from $14.6 million for the corresponding 2007 period. The components of this overall increase were increased costs of labor and materials related to increases in technology development revenue, as well as increased costs related to product and licensing revenue. New technology development cost of sales increases accounted for approximately $1.63 million, or 51%, and product sales cost increases accounted for approximately $1.55 million, or 49%, respectively, of the overall increase in costs of revenues.

Technology development costs increased 14% to $13.6 million for the nine months ended September 30, 2008 from $11.9 million in the same period in 2007. This increase was comprised primarily of additional direct labor and the technology associated overhead related to research and development activities.

Product and licensing costs increased 58% to $4.2 million for the nine months ended September 30, 2008 from $2.3 million in the same period in 2007. This increase was incurred due to a 41% increase in the number of units sold for the nine months ended September 30, 2008 versus September 30, 2007.

Product sales activity returned a gross margin of 52% for the nine months ended September 30, 2008, compared to 60% for the same period in 2007. The decrease in gross margin associated with our product and license segment was primarily attributable to the cumulative adjustment in product and license revenue described above, relating to the effects of applying SOP 87-1 to certain contracts.

Our overall gross margin improved as compared with the first nine months of 2007. Our overall gross margin during the nine months ended September 30, 2008 was 40% compared to 39% during the same period in 2007. During the nine months ended September 30, 2008, technology development activity returned a gross margin of approximately 35% compared to 30% in the same period of 2007.

Operating Expense

Operating expense increased 2% to $16.4 million for the nine months ended September 30, 2008 from $16.2 million for the corresponding period in 2007. The primary driver of the increase in the first nine months of 2008 as compared to the same period in 2007 was an increase in legal expenses associated with on-going legal matters, offset with a decrease due to netting expenses associated with a legal settlement received during the three months ending September 30, 2008, with the settlement reflected in other income.

Other Income (Expense)

On July 23, 2008, we settled litigation at mediation with our former auditing and accounting firm in connection with the firm’s auditing and opining on the accuracy of several years of our consolidated financial statements in preparation for our registration with the Securities and Exchange Commission and our initial public offering of securities. The settlement of the litigation at mediation was without any admission of liability, or adjudication of fact or law, and the material terms included payment to us of $1.0 million. The $0.7 million in other income related to this settlement is comprised of the proceeds of $1.0 million, less related legal expenses of $0.3 million.

Net interest income decreased from $0.3 million in net interest income for the nine months ended September 30, 2007 to approximately $45,000 in net interest expense for the nine months ended September 30, 2008. This decrease was attributable to a reduction in invested cash and lower interest rates, and an increase in interest payments due to the addition of a $5.0 million term loan from the Silicon Valley Bank debt facility.

During the nine month period ended September 30, 2008, we incurred approximately $77,000 in interest expense on the $5.0 million Silicon Valley Bank term loan. We also incurred $0.2 million in interest expense on our convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. Interest income for the nine months ended September 30, 2008 totaled $0.3 million.

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

In May 2008, we canceled our $3.0 million senior secured revolving credit facility with First National Bank, and entered into a $10.0 million credit facility with Silicon Valley Bank, which includes a four year term debt of $5.0 million and a remaining facility of up to $5.0 million available under a four-year revolving line of credit, based on the balance of our term loan at September 30, 2008. As we repay the term debt principal, the revolving facility available increases, so that at any time, the term debt plus the revolving debt may be equal to up to $10 million. For the remainder of 2008, we will pay only the interest portion of the loan. The interest rate on borrowings under the secured revolving facility is a floating per annum rate of one half of one percentage point above the prime interest rate, or 5.5% as of September 30, 2008. Interest on the term loan is a floating per annum rate of one percentage point above the prime interest rate, or 6.0% as of September 30, 2008. Beginning in January, 2009, we will begin to pay interest and principal monthly, so that principal is paid back ratably over 42 months. This agreement also provided a $1.0 million sub-limit for letters of credit. The facility is secured by certain company assets and is subject to customary covenants, including covenants requiring us to meet EBITDA milestones and liquidity ratios. In connection with the credit facility with Silicon Valley Bank, Carilion Clinic agreed to extend the maturity date of the existing $5.0 million aggregate principal amount in notes payable to Carilion Clinic to December 31, 2012, from the original date of December 30, 2009, and to subordinate the Carilion Clinic debt to that of Silicon Valley Bank.

Discussion of Cash Flows

Recent Activity

We used approximately $1.3 million and $3.8 million of net cash from operations during the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash used in operations resulted primarily from a decrease of $2.6 million in net loss. The decrease in net loss includes the net effect of $0.7 million relating to proceeds received from a settlement of litigation at mediation. A decrease in deferred credits related to certain product development contracts used $0.3 million in cash during the nine months ended September 30, 2008, compared to providing cash of $0.9 million for the same period ended 2007, resulting in a net decrease in cash between the two periods of $1.2 million. Additionally, changes in working capital accounts (other than deferred credits) used a net $0.5 million in cash from operating activities for the nine months ended September 30, 2008 compared to $1.0 million used for the nine months ended September 30, 2007.

Cash used in investing activities for the nine months ended September 30, 2008 related primarily to the purchase of property and equipment and legal fees associated with securing patent rights to certain technology. Our overall cash used in investing activities was $0.7 million in the nine months ended September 30, 2008, compared to $1.6 million in the corresponding September 30, 2007 period. In future months, we expect that our cash used in investing activities will remain consistent with the current level.

Cash flows provided by financing activities for the nine months ended September 30, 2008 was $5.1 million, representing an increase in cash flow from cash generated by financing activities for the nine months ended September 30, 2007. Cash generated by financing activities for the nine months ended September 30, 2008 predominantly consisted of proceeds from the Silicon Valley Bank debt facility of $5.0 million. We did not draw additional financing from our line of credit or other sources in the nine months ended September 30, 2008.

At September 30, 2008, total cash and cash equivalents were approximately $15.2 million. We believe that our current cash on hand and cash available under our line of credit agreement will be sufficient to fund operations for the next 12 months.

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

Our Luna Technologies Division has an agreement with a supplier to purchase tunable lasers and estimates its non-cancellable obligation to be approximately $1.9 million through 2010.

In March 2004, we received a grant of $0.9 million from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City of Danville. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in the City of Danville until March 25, 2009. As of September 25, 2006, we had not fully met the capital expenditures and job milestones under this agreement, and, as a result, we may be obligated to repay the City of Danville a portion of the $0.9 million in funds based on a formula of the pro rata shortfall of such expenditures and jobs falling below such required levels. Because of the failure to meet these milestones and the continuing obligation to maintain our investment and employees at this location through March 25, 2009, we currently have classified the full amount of the grant as a liability on our balance sheet in anticipation of potentially returning the funds.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our exposure to market risk is limited to interest rate fluctuations due to changes in the general level of United States interest rates, particularly because as of September 30, 2008, our cash reserves were maintained in money market investment accounts invested solely in U.S. Government obligations, and were not exposed to material market risks.

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. As of September 30, 2008 we had $15.2 million deposited in cash and cash equivalents bearing a weighted-average interest rate of 2.56%.

We are exposed to interest rate fluctuations, as a result of our Silicon Valley Bank term loan and revolving debt facility both having interest rates subject to market fluctuations. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. The interest rate on our revolving debt facility with Silicon Valley Bank is at prime plus one half of one percentage point. The interest rate on our term loan with Silicon Valley Bank is at prime plus one percentage point. At September 30, 2008 this resulted in a 5.5% and 6.0% rate for the revolving debt facility and the term loan, respectively. A 10% fluctuation in interest rates would not have a material impact on our financial statements.

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

On September 10, 2007, we filed a complaint against our former auditing and accounting firm in connection with the firm’s auditing and opining on the accuracy of several years of our consolidated financial statements in preparation for our registration with the Securities and Exchange Commission and our initial public offering of securities. On July 23, 2008, the parties settled the litigation at mediation without any admission of liability, or adjudication of fact or law. The material terms of settlement include payment to Luna of $1.0 million and a mutual general release, as well as joint dismissal with prejudice of all claims and counterclaims. The $0.7 million in other income related to this settlement is comprised of the proceeds of $1.0 million, less related legal expenses of $0.3 million.

On June 22, 2007, Hansen Medical Inc., (“Hansen”) a company for which we had conducted certain research and performed certain services, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the complaint was amended and alleges misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, declaratory judgment, and fraud. In addition to money damages in an unspecified amount, the plaintiff company seeks, among other things, equitable relief, including an injunction against our using the allegedly misappropriated Hansen trade secrets in connection with our work with Intuitive Surgical, Inc. or otherwise. We have answered the complaint and intend to defend ourselves vigorously in this matter. We also filed a counterclaim against Hansen and an amended counterclaim on March 18, 2008. Our counterclaim asserts claims for declaratory judgment, misappropriation of trade secrets, breach of contract, unfair competition under the California Business and Professional Code, breach of implied covenant of good faith and fair dealing, declaratory judgment, and unjust enrichment. We seek money damages from Hansen in an amount to be proven at trial and equitable, including declaratory, relief. In April 2008, the parties participated in a non-binding arbitration. In May 2008, the arbitrator rendered a non-binding award. In June 2008, we rejected the non-binding award, and the case is proceeding to trial on the merits, currently scheduled for March 2009. While we believe the plaintiff’s claims are without merit, we cannot predict the ultimate outcome of this litigation.

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

RISKS RELATING TO OUR BUSINESS

The results of our operations could be adversely affected by economic and political conditions and the effects of these conditions on our customers’ businesses and level of business activity.

Global economic and political conditions affect our customers’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers’ financial condition and the levels of business activity of our customers and the industries we serve. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

We rely and will continue to rely on contract research, including government-funded research contracts, for a significant portion of our revenues. A decline in government funding of existing or future government research contracts, including Small Business Innovation Research (or SBIR) revenues, could adversely affect our revenues and cash flows and our ability to fund our growth.

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 70% and 72% of our consolidated total revenues for the nine months ended September 30, 2008 and 2007, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

In addition to contract cancellations and changes in agency budgets, our future financial results may be adversely affected by curtailment of the U.S. government’s use of contract research providers, including curtailment due to government budget reductions and related fiscal matters. These or other factors could cause U.S. defense and other federal agencies to conduct research internally rather than through commercial research organizations, to reduce their overall contract research requirements or to exercise their rights to terminate contracts. Alternatively, the U.S. Government may discontinue the SBIR program or its funding altogether. Any of these actions could limit our ability to obtain new contract awards and adversely affect our revenues and cash flows and our ability to fund our growth.

We also derive a significant portion of our technology development revenues from SBIR contracts. SBIR revenues accounted for approximately 41% and 52% of our consolidated total revenues for the three months ended September 30, 2008 and 2007, respectively. Contract research, including SBIR, will remain a significant portion of our consolidated total revenues for the foreseeable future. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from non-SBIR contract research.

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

On June 22, 2007, Hansen Medical Inc., or Hansen, a company for which we had conducted certain research, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the complaint was amended and alleges misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, declaratory judgment, and fraud. In addition to money damages in an unspecified amount, Hansen seeks, among other things, equitable relief, including an injunction against our using the allegedly misappropriated trade secrets in connection with another project of ours. We have answered the complaint and intend to defend ourselves vigorously in this matter. We also filed a counterclaim against Hansen and an amended counterclaim on March 18, 2008. Our counterclaim asserts claims for declaratory judgment, misappropriation of trade secrets, breach of contract, unfair competition under the California Business and Professional Code, breach of implied covenant of good faith and fair dealing, declaratory judgment, and unjust enrichment. We seek money damages from Hansen in an amount to be proven at trial and equitable, including declaratory, relief. In April 2008, the parties participated in a non-binding arbitration. In May 2008, the arbitrator rendered a non-binding award. In June 2008, we rejected the non-binding award, and the case is proceeding to trial on the merits. While we believe Hansen’s claims are without merit, we cannot predict the ultimate outcome of this litigation.

If we do not succeed in prosecuting our claims against Hansen, or if Hansen prevails on one or more of its claims, we may not recover our damages. In addition, if Hansen is successful, we may be required to pay substantial damages, and we may lose the ability to freely use or license others to use certain of our intellectual property, any or all of which could materially harm our business.

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

We incurred consolidated net losses of approximately $7.8 million for the year ended December 31, 2007 and $4.1 million for the nine months ending September 30, 2008. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

In addition to the U.S. ownership eligibility criteria discussed above, to be eligible for SBA contracts and SBIR grants, the number of our employees including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2008, we, including all of our divisions, had approximately 233 full and part time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

The SBA may make an affiliation determination based on stock ownership. For example, the SBA may presume that two or more entities have the power to control a company if the entities each own, control or has the power to control, less than 50 percent of the company’s stock, such minority holdings are equal or approximately equal in size, and the aggregate of the minority holdings is large as compared to any other stock holding. However, this presumption may be rebutted by showing that such control or power to control does not in fact exist. As of September 30, 2008, Carilion Clinic held approximately 20.7% of our outstanding common stock, and Dr. Kent Murphy held approximately 24.0% of our outstanding common stock. Thus, applying the criteria stated above, the SBA could find that both Carilion Clinic and Dr. Murphy own less than 50% of the stock, their percentages are roughly equal, and their respective percentages are large compared to any other stock holding. We believe that the relative beneficial ownership of our individual stockholders rebuts the presumption of control by Carilion Clinic because the shares held by our executive officers and directors constitute the controlling interest in us. However, if the SBA were to make a determination that we are affiliated with Carilion Clinic, we would exceed the size limitations as Carilion Clinic has over 500 employees, and we therefore would lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, obtain important regulatory approvals, enhance our operating infrastructure, complete our development activities, build our commercial scale manufacturing facilities and acquire complementary businesses and technologies. In addition, we have a history of net losses and are not currently profitable. In the future we may need to engage in equity or debt financings to secure additional funds to support our operations and investments in new products, if we are unable to finance such activities from the proceeds of our continuing operations.

If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in our initial public offering. Furthermore, such financings may jeopardize our ability to apply for SBIR grants or qualify for SBIR contracts or grants, and our dependence on SBIR grants may restrict our ability to raise additional outside capital. In addition, we may not be able to obtain continued SBIR funding, or other additional financing on terms favorable to us, if at all. In order to retain SBIR eligibility, we may be restricted in our ability to raise certain forms of equity capital from institutional investors. For example, in connection with the closing of our financing with Carilion Clinic on December 30, 2005, we were not able to raise all proceeds through the issuance of equity without potentially jeopardizing our SBIR eligibility. We therefore elected to issue debt in the amount of $5.0 million of the total $8.0 million raised in this financing to maintain SBIR eligibility. Under the terms of these notes, as amended, we agreed that we will not draw down any amount under our then-existing senior secured credit facility with First National Bank or our existing line of credit with Silicon Valley Bank, or incur additional indebtedness other than under certain limited conditions. In addition, if we lose eligibility or elect to no longer compete for SBIR contracts prior to December 30, 2012, the holder of our $5.0 million senior convertible promissory notes has the right, at its discretion, to convert some or all of the principal and interest amounts into shares of our common stock, which would result in further dilution to our existing stockholders.

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

In May 2008, we entered into a $10.0 million credit facility with Silicon Valley Bank, which includes a four year term debt of $5.0 million and a four-year revolving line of credit facility available for the remaining $5.0 million, based on the balance of our term loan at September 30, 2008. The interest rate on borrowings under the secured revolving facility is a floating per annum rate of one half of one percentage point above the prime interest rate. Interest on the term loan is a floating per annum rate of one percentage point above the prime interest rate. Beginning in January, 2009, we will begin to pay interest and principal monthly, so that principal is paid back ratably over 42 months. This agreement also provided a $1.0 million sub-limit for letters of credit. As part of this agreement, we provided blanket collateral of substantially all of the company’s assets, and agreed to be subject to certain loan covenants, including but not limited to, financial covenants requiring the on-going attainment of certain financial ratios, and the attainment of a minimum adjusted EBITDA that increases through-out the first year of the term loan period. If we fail to maintain these ratios or attain the required EBITDA, or fail to comply with any other covenant, we could be deemed to have an Event of Default. In the case of an Event of Default, we could be required to immediately remit all outstanding funds then due under the debt facility; or prepare our collateral for sale to satisfy the amount of outstanding funds owed to Silicon Valley Bank. If there is an Event of Default and we continue in the borrowing relationship with Silicon Valley Bank, the default interest rate would increase by five percentage points over the applicable rate for the term and revolving debt facilities, which could adversely affect our cash flows.

We may be obligated to repay part of the proceeds received in connection with a grant from the City of Danville, Virginia, for failing make certain agreed upon expenditures and failing to meet certain employment obligations.

In March 2004, we received a grant of $900,000 from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City of Danville. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in the City of Danville until March 25, 2009. Our obligations under this Grant Agreement require us to incur significant expenditures in order to retain such proceeds from the grant. Specifically, we agreed under the Grant Agreement to invest at least $5.2 million in capital equipment expenditures and $1.2 million in certain facilities by September 25, 2006 and to maintain such investments in our Danville facility until March 25, 2009. We also agreed to create by September 25, 2006 at least 54 new full-time jobs at the Danville facility at an average annual wage of at least $39,000 plus benefits, and to maintain these jobs at such facility until March 25, 2009. These contractual requirements obligate us to an annual payroll obligation exceeding $2.0 million until March 25, 2009. To the extent such hiring results in salaries in excess of the required minimum wages, our annual payroll obligation could be substantially greater than $2.0 million. As of September 25, 2006, we had not fully met these capital expenditures and job milestones, and, as a result, we may be asked to repay the City of Danville a portion of the $900,000 in funds based on a formula of the pro rata shortfall of such expenditures and jobs falling below such required levels. Because of the failure to meet these milestones and the continuing obligation to maintain our investment and employees at this location through March 25, 2009, we currently have classified the full amount of the grant as a liability on our balance sheet in anticipation of potentially returning the funds.

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

We primarily rely on third-party vendors for the manufacture of the specialized components used in our products. Although we do not have any sole source suppliers of materials, the highly specialized nature of our supply requirements poses risks that we may not be able to locate additional sources of the specialized components required in our business. For example, we are aware of only a small number of manufacturers that produce the special lasers used in our optical test equipment. Moreover, none of these third-party vendors is obligated to continue to supply us with components. Our reliance on these vendors subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including interruption of supply. Although we are now manufacturing tunable lasers in low rate initial production, we expect our overall reliance on third-party vendors to continue.

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

While none of our current products are known by us to be hazardous or subject to environmental regulation, it is possible our current or future products, particularly carbon-based nanomaterials, may become subject to environmental or other regulation. We intend to develop and sell carbon-based nanomaterials as well as nanotechnology-enabled products, which are products that include nanomaterials as a component to enhance those products’ performance. Nanomaterials and nanotechnology-enabled products have a limited historical safety record. Because of their size or shape or because they may contain harmful elements, such as gadolinium and other rare-earth metals, our products could pose a safety risk to human health or the environment. These characteristics may also cause countries to adopt regulations in the future prohibiting or limiting the manufacture, distribution or use of nanomaterials or nanotechnology-enabled products. Such regulations may inhibit our ability to sell some products containing those materials and thereby harm our business or impair our ability to develop commercially viable products.

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

Certain of our current and potential products will require regulatory clearances or approvals prior to commercialization. In particular, our Trimetasphere® nanomaterial-based MRI contrast agent and our EDAC and EN-TACT ultrasound diagnostic devices for measuring certain medical conditions will be considered a drug and medical devices, respectively, under the Federal Food, Drug & Cosmetic Act, or FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the Food and Drug Administration, or FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of these products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources, which we may not be able to obtain on favorable terms, if at all. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn. Our failure to obtain the necessary regulatory approvals, or our failure to obtain them in a timely manner, will prevent or delay our commercialization of new products and our business or our stock price could be adversely affected.

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

Before our initial public offering, there was no public market for our common stock, and in the future, an active public trading market may not be sustained. The public trading price for our common stock will continue to be affected by a number of factors, including:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	variations in our or our competitors’ results of operations or cash flows;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	commencement of, involvement in, or resolution of litigation;

•	any major change in our board of directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors and to litigation;

•	a lack of, limited or negative industry or security analyst coverage; and

•	developments in our industry.

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

As of the date of our initial public offering, employees and former employees holding approximately 1.8 million shares of our common stock or options exercisable for our common stock had entered into an agreement to not sell more than 20.0% of such shares in any year during the five years following the effective date of our initial public offering, provided that if any shares subject to such annual limit are not sold in a given year then such shares may be sold in subsequent years. In addition, certain members of our management holding options exercisable for approximately 2.2 million shares of our common stock had entered into an agreement not to sell more than 15.0% of such shares in any year during the five years following the effective date of such initial public offering. On January 23, 2007, certain members of our management team entered into amended and restated stock sale restriction agreements whereby such officers agreed not to sell more than a fixed number of beneficially held shares of our common stock for a two year period ending December 31, 2008. On February 27, 2008, certain members of our management team entered into a second amended and restated stock sale restriction agreement whereby such officers agreed not to sell more than a fixed number of beneficially held shares of our common stock for a two year period ending December 31, 2010. As of September 30, 2008, such officers beneficially owned an aggregate of 3,485,746 shares of our common stock, including vested and unvested options to purchase common stock, which are subject to the sale restriction agreements. We have the right to waive any of these resale restrictions for employees and management at our discretion, and in such instance, the shares would become freely tradable.

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

As of September 30, 2008, our directors and management collectively controlled approximately 50% of our outstanding common stock.

As of September 30, 2008, our directors and executive officers and their affiliates collectively controlled approximately 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. You and other stockholders will have minimal influence over these actions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2008

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
Date: November 6, 2008

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