Form 10-Q
period 2009-03-31
LUNA INNOVATIONS INC
filed 2009-05-15
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2009, there were 11,181,000 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” “Unregistered Sales of Equity Securities and Use of Proceeds” and “Other Information” under Items 1, 1A, 2 and 5, respectively, of Part II of this report, may contain forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended. Investors and potential investors should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,179,040	$15,518,960
Accounts receivable, net	7,921,282	7,332,034
Refundable income taxes	98,092	98,092
Inventory	2,850,327	2,828,991
Other current assets	347,915	342,598

Total current assets	24,396,656	26,120,675
Property and equipment, net	5,037,947	5,363,957
Intangible assets, net	274,051	1,813,643
Deferred tax asset	—	600,000
Other assets	100,564	118,292

Total assets	$29,809,218	$34,016,567

Liabilities and stockholders’ equity
Current liabilities
Current portion of long term debt obligation	$4,642,857	$1,428,572
Current portion of capital lease obligation	14,597	17,396
Accounts payable	3,215,412	2,667,192
Accrued liabilities	4,349,627	5,161,308
Litigation reserve	36,303,643	—
Deferred credits	2,054,542	1,854,282

Total current liabilities	50,580,678	11,128,750
Long-term debt obligation	5,000,000	8,571,428

Total liabilities	55,580,678	19,700,178
Stockholders’ equity:
Common stock
Common stock, par value $0.001, 100,000,000 shares authorized, 11,181,197 and 11,137,882 shares issued and outstanding	11,181	11,138
Additional paid-in capital	38,761,220	37,960,928

Accumulated deficit	(64,543,861)	(23,655,677)

Total stockholders’ (deficit)/equity	(25,771,460)	14,316,389

Total liabilities and stockholders’ (deficit)/equity	$29,809,218	$34,016,567

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Technology development revenues	$6,882,372	$6,601,748
Product and license revenues	1,611,184	2,318,176

Total revenues	8,493,556	8,919,924

Cost of revenues:
Technology development costs	4,897,756	4,193,646
Product and license costs	878,601	1,344,411

Total cost of revenues	5,776,357	5,538,057

Gross profit	2,717,199	3,381,867

Operating expense:
Selling, general and administrative	4,235,588	4,517,290
Research, development, and engineering	995,643	740,830
Litigation reserve	36,303,643	—
Impairment of intangible assets	1,310,598	—

Total operating expense	42,845,472	5,258,120

Operating loss	(40,128,273)	(1,876,253)

Other (income)/expense
Other expense	923	777
Interest expense/(income)	158,988	(25,082)

Total other expense/(income)	159,911	(24,305)

Loss before income taxes	(40,288,184)	(1,851,948)
Income tax expense	600,000	—

Net loss	$(40,888,184)	$(1,851,948)

Net loss per share:
Basic	$(3.66)	$(0.17)
Diluted	$(3.66)	$(0.17)
Weighted average shares:
Basic	11,161,423	10,781,363
Diluted	11,161,423	10,781,363

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows used in operating activities
Net loss	$(40,888,184)	$(1,851,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	619,788	481,832
Impairment of Intangible Assets	1,310,598	—
Share-based compensation	789,511	759,642
Deferred tax expense	600,000	—
Change in assets and liabilities:
Accounts receivable	(589,248)	1,659,207
Inventory	(21,336)	(309,153)
Other current assets	(5,317)	58,660
Other assets	17,728	—
Accounts payable and accrued expenses	(263,459)	(1,211,503)
Litigation reserve	36,303,643	—
Deferred credits	200,260	(205,822)

Net cash used in operating activities	(1,926,016)	(619,085)

Cash flows used in investing activities
Acquisition of property and equipment	(34,037)	(219,602)
Capitalized intellectual property costs	(30,749)	(93,771)

Net cash used in investing activities	(64,786)	(313,373)

Cash flows provided by financing activities
Payments on capital lease obligations	(2,799)	(11,380)
Payments on debt obligation	(357,143)	—
Proceeds from the exercise of options and warrants	10,824	75,669

Net cash (used in)/ provided by financing activities	(349,118)	64,289

Net change in cash	(2,339,920)	(868,169)
Cash—beginning of period	15,518,960	12,046,945

Cash—end of period	$13,179,040	$11,178,776

Supplemental disclosure of cash flow information
Cash paid for interest	$85,815	$10,099

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“Luna Innovations”) was incorporated in the Commonwealth of Virginia in 1990 and subsequently reincorporated in the State of Delaware in April 2003. We are engaged in the research, development and commercialization of innovative technologies in the areas of test & measurement, sensing, and instrumentation products and health care products. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development Group, and our Product and License Group. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative technologies to market. We identify technology that can fulfill identified market needs. We then take these solutions from the applied research stage through commercialization.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals, with the exception of the litigation reserve explained below, considered necessary to present fairly our financial position at March 31, 2009 and results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2009. As used herein, the terms “Luna”, “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.

Consolidation Policy

Our consolidated financial statements are prepared in accordance with US GAAP and include the accounts of the Company, our wholly owned subsidiaries and other entities in which we have a controlling financial interest. We eliminate from our financial results all significant inter-company transactions. We do not have any investments in entities we believe are variable interest entities for which we are the primary beneficiary.

Hansen Litigation

On June 22, 2007, Hansen Medical Inc., or Hansen, a company for which we had conducted certain research and performed certain services, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the complaint was amended and alleged misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, declaratory judgment, and fraud. In addition to money damages in an unspecified amount, Hansen sought, among other things, equitable relief, including an injunction against our using the allegedly misappropriated Hansen trade secrets in connection with our work with Intuitive Surgical, Inc., or otherwise. We answered the complaint and vigorously defended ourselves in this matter. Hansen’s claim of conversion was since dismissed. We also filed a counterclaim against Hansen and an amended counterclaim on March 18, 2008 asserting claims for declaratory judgment, misappropriation of trade secrets, breach of contract, unfair competition under the California Business and Professional Code, breach of implied covenant of good faith and fair dealing and unjust enrichment. However, we subsequently withdrew all of our counterclaims prior to the matter proceeding to trial on the merits in March 2009.

Prior to and during the course of the trial, Hansen’s claims for conversion, unfair competition, aiding and abetting breach of fiduciary duty and intentional interference with contract were all dismissed. Hansen’s remaining claims for misappropriation of trade secrets, breach of contract, breach of implied covenant of good faith and fair dealing and fraud were submitted to a jury following a trial on the merits that concluded in April 2009. On April 21, 2009, a jury found in favor of Hansen on its breach of contract, breach of the covenant of good faith and fair dealing and misappropriation of trade secrets claims, and it awarded a verdict for $36.3 million against us. The jury did not find in favor of Hansen on its fraud claims against us, but it did find that our misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and potential appeals. We will be asking the court to set aside the verdict in various respects, including through a reduction in the amount of the damages, and Hansen will likely be seeking to recover additional amounts for its attorneys’ fees and exemplary damages and to obtain certain equitable relief. These additional amounts could be significant, even in relation to the damages awarded by the jury verdict.

While we cannot currently determine the ultimate liability pursuant to this verdict, we recorded a contingent liability of $36.3 million in estimation of the potential loss on this litigation during the three months ended March 31, 2009. If we are unable to reduce the verdict prior to the rendering of a final judgment by the court or to reach a reasonable settlement with Hansen, and depending on any equitable relief granted, we would be liable to pay substantial damages in excess of our liquid assets, and we could lose the ability to freely use or license others to use certain intellectual property. Any or all of the foregoing would materially harm our business, fundamentally change our business, and could result in our being required to take actions to discontinue operations, liquidate part or all of our operations or file a petition for bankruptcy in order to reorganize or liquidate.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have a history of net losses from 2005 through the three months ended March 31, 2009, attributable to our operations and other charges. We have historically managed our liquidity through cost reduction initiatives and financing and capital markets transactions.

However, the loss contingency that we recorded in connection with a jury verdict rendered against us in the aforementioned litigation with Hansen has had a significant negative effect on our business. As further described above, Hansen previously filed a lawsuit against us and, on April 21, 2009, a jury awarded Hansen damages totaling approximately $36.3 million, an amount in excess of our current assets. The court has not yet entered a final judgment with respect to the jury’s findings.

Both we and Hansen plan to file post-trial motions with the court and currently expect that an appeal of the judgment is likely if it is not significantly reduced or an alternative arrangement is not reached. Accordingly, we expect to continue to incur significant expenditures in future periods related to this matter, and the ultimate outcome of this litigation may have a significant impact on our ability to continue to operate our business in the manner that we have historically. As a part of its post-trial motions, Hansen will likely be seeking to recover additional amounts for its attorneys’ fees and exemplary damages, which could be significant, even in relation to the damages awarded by the jury verdict.

In addition, as a result of the estimated loss contingency recognized during the three months ended March 31, 2009 in connection with our litigation with Hansen, we are not in compliance with certain of the financial covenants associated with our term loan and revolving line of credit with Silicon Valley Bank (see Note 2). Accordingly, Silicon Valley Bank may declare the balance of those debt facilities immediately due and payable. Furthermore, this non-compliance may result in an interest rate increase under our debt facility in an amount equal to the default rate of an additional five percentage points. Depending on the actions taken by Silicon Valley Bank with respect to those debt facilities, we may be forced to repay approximately $5.0 million in outstanding obligations in the next twelve months, and those debt facilities may no longer be available to us.

Also, the accrual of the loss contingency for our litigation with Hansen may result in our being unable to remain listed on the NASDAQ Global Market. As of March 31, 2009, our stockholders’ deficit was approximately $26 million, well below the minimum standard of stockholders’ equity of $10 million for continued listing on the NASDAQ Global Market. Furthermore, our market capitalization was well below $50 million, the alternative minimum market capitalization standard for such market. Accordingly, we may not be able to maintain the quantitative standards for continued listing on the NASDAQ Global Market, and our common stock could be delisted from the NASDAQ Global Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from the NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing standards by moving our common stock to the NASDAQ Capital Market, if at that time we are able to comply with the initial listing requirements of the NASDAQ Capital Market. However, we are not presently in compliance with the continued listing requirements and standards of the NASDAQ Capital Market as well. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Finally, in the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets is expected to be extremely limited. These conditions have not improved through May 2009, and we experienced continued negative cash flow from operations in the three months ended March 31, 2009. The deteriorating economic and market conditions are not likely to improve significantly during 2009 and may continue past 2009 and could get worse.

As a result of the effects of our litigation with Hansen, the resulting impact on our debt facility with Silicon Valley Bank and the potential delisting of our common stock from the NASDAQ Global Market, as well as the general economic conditions, we may be unable to pay our obligations in the normal course of business in 2009 or service our debt in a timely fashion. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, the successful resolution of our litigation with Hansen and our continued ability to obtain funding for working capital to operate our business, whether from Silicon Valley Bank or another source. Our recent operating losses and negative cash flows, negative working capital, stockholders’ deficit and the uncertainty of our ability to successfully resolve our litigation with Hansen, among other factors, raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any further adjustments that might result from the ultimate and final outcome of these uncertainties.

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

The effect of 4,834,418 and 3,441,142 common stock equivalents (which include outstanding warrants and stock options) are not included for the three months ended March 31, 2009 and 2008, respectively, as they are anti-dilutive to earnings per share. In addition, the conversion of the $5.0 million in convertible promissory notes would have been anti-dilutive.

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

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF Issue No. 96-18.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months ended March 31, 2009	Three months ended March 31, 2008
Risk-free interest rate	3.38%	3.78%
Expected life of options	7.5	7.5
Expected stock price volatility	83%	63%

The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility for the three months ended March 31, 2008, is based upon the average volatility of comparable public companies due to the lack of historical market price data for our stock on such date. Expected volatility for the three months ended March 31, 2009 is based upon the actual volatility of Luna common stock. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company.

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average	Aggregate Intrinsic Value (1)
Balance, December 31, 2008	4,800,446	$0.35 - $8.20	$2.53	$2,853,667	2,967,610	$1.28	$2,665,403
Granted	257,000	$1.70	$1.70
Exercised	(30,554)	$0.35	$0.35
Canceled	(240,704)	$0.35 - $6.55	$2.10
Balance, March 31, 2009	4,786,188	$0.35 - $8.20	$2.53	$1,149,760	3,015,116	$1.40	$1,120,766

At March 31, 2009, our 4.8 million outstanding stock options had a weighted average remaining contractual term of 7.2 years, and our 3.0 million outstanding and exercisable stock options had a weighted average remaining contractual term of 6.8 years.

For the three months ended March 31, 2009 and 2008, we recognized $789,511 and $759,642 in share-based payment expense, respectively. We expect to recognize approximately $5.7 million over the remaining requisite service period of five years.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax to be applicable to the full fiscal year. A deferred tax asset of $600,000 was recorded as of December 31, 2008, based upon management’s assessment at that time that the benefit was more likely than not to be realized in future periods. At March 31, 2009, we provided a valuation allowance against the entire deferred tax asset due to management’s current assessment that the benefit is no longer more likely than not to be realized due to the impact of the verdict in the Hansen litigation and other factors.

Impairment of Goodwill and Other Intangible Assets

As a result of the expense recognized with the Hansen litigation and in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we assessed the continued value of its goodwill and other intangible assets. Our analysis of future expected net cash flows, both on a discounted and on an undiscounted basis, indicated that these assets were impaired as of March 31, 2009 and, accordingly, we recorded an asset impairment charge of $1.3 million.

Inventory

Inventory consists of finished goods and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at March 31, 2009 and December 31, 2008 were approximately $45,000 and $43,000, respectively.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that we believe are of significance, or potential significance, to us.

Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted Emerging Issues Task Force (EITF) Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, we adopted Financial Accounting Standards Board Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. FAS 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. FAS 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend an arrangement. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Effective for the quarter ended March 31, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. Since SFAS 161 only required additional disclosure and we do not have any derivative instruments, the adoption did not impact our consolidated results of operations, financial condition or cash flows.

Effective January 1, 2009, we adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP No. FAS 157-2). FSP FAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141(R) did not have any impact on our consolidated financial statement as of and for the three months ended March 31, 2009.

2.	Line of Credit

On May 21, 2008, we entered into a $10 million maximum debt facility with Silicon Valley Bank. Included in this facility is a four year term debt of $5 million and a revolving line of credit facility available for the remaining unused balance. At March 31, 2009, there was an outstanding balance of approximately $4.6 million under the term loan and no outstanding balance under the revolving facility. As part of the facility, Silicon Valley Bank issued a $479,667 letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, as required under an office lease.

Our revolving debt facility and term loan provide that if an event of default, as such term is defined in the Loan and Security Agreement, occurs, the obligations will bear interest at a rate that is five percentage points per annum above the applicable rate following such event. Events of default include, but are not limited to, such events as a material adverse change (as defined in the Loan and Security Agreement), insolvency, missed payments, judgments against us in excess of $250,000, breach of covenants, and other events specified in the Loan and Security Agreement. As a result of the estimated litigation reserve liability recognized during the three months ended March 31, 2009 recorded based on the jury verdict awarded against us in connection with our litigation with Hansen, we are not in compliance with certain of the financial covenants associated with the term loan and the revolving line of credit. Accordingly, Silicon Valley Bank may declare the balance of those debt facilities immediately due and payable. Furthermore, this non-compliance may result in an interest rate increase under our debt facility in an amount equal to the aforementioned default rate of an additional five percentage points. Since the loan may be considered due and payable, we have reflected the entire balance of the loan as current as of March 31, 2009.

3.	Capital Structure

For the three months ended March 31, 2009, our capital structure changed as follows:

	Common Stock		Additional Paid-in Capital
	Shares	$	$
Balances, December 31, 2008	11,137,882	$11,138	$37,960,928
Exercise of stock options	30,554	30	10,781
Share-based compensation	12,761	13	789,511

Balances, March 31, 2009	11,181,197	$11,181	$38,761,220

4.	Operating Segments

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

The Chief Executive Officer and his direct reports collectively represent our chief operating decision makers, and they evaluate segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2009).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended March 31,
	2009	2008
Technology Development Revenue	$6,882,372	$6,601,748
Product and License Revenue	1,611,184	2,318,176

Total Revenue	$8,493,556	$8,919,924

Technology Development Operating Loss	$(741,650)	$(290,067)
Product and License Operating Loss	(39,386,623)	(1,586,186)

Total Operating Loss	$(40,128,273)	$(1,876,253)

Additional segment information is as follows:

	March 31, 2009	December 31, 2008
Total segment assets:
Technology Development	23,786,417	$26,559,928
Product and License	6,022,801	7,456,639

Total	$29,809,218	$34,016,567

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 82% and 72% of total consolidated revenues for the three months ended March 31, 2009 and 2008.

International revenues (customers outside of the United States) accounted for 5.4% and 3.8% of total revenues for the three months ended March 31, 2009 and 2008.

5.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings, other than the potential award to Hansen described in Note 1, will not have a material adverse effect on our financial position or results of operations.

For discussion of our litigation with Hansen, see Note 1 at the subheading “Hansen Litigation” included in the notes to these unaudited consolidated financial statements as well as elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

We have an outstanding letter of credit at March 31, 2009, of $479,667 to the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. This letter of credit expires in 2011.

In September 2008, our Luna Technologies Division executed a $2.0 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2008. As of March 31, 2009, approximately $1.5 million of the $2.0 million commitment remained.

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

In March 2004, we received a grant of $0.9 million from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009. In December 2008 we received a determination letter from the City of Danville that we had met 100% of the grant relating to job creation and 29% relating to capital expenditures. As a result, we recognized in 2008 approximately $668,000 of the grant as other income. As of March 31, 2009, we had not fully met the capital expenditure milestone, and as a result, we may be required to repay some or all of the remaining approximately $232,000 of the original grant. We have recorded this potential liability within deferred liabilities in the accompanying balance sheet as of March 31, 2009.

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

Overview

We research, develop and commercialize innovative technologies in two primary areas of focus: instrumentation and test & measurement, sensing, and instrumentation products and healthcare products. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill large and unmet market needs and then take these technologies from the applied research stage through commercialization. Although revenues from product sales currently represent less than a quarter of our total revenues, we continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues. In addition, we anticipate that, these revenues will reflect a broader and more diversified mix of products as we develop and commercialize new products.

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

Our revenues were $8.5 million and $8.9 million during the three months ended March 31, 2009 and 2008, respectively, and we had net losses of $40.9 million and $1.9 million for the same periods, respectively. Our loss for the three months ended March 31, 2009 includes a contingent liability of approximately $36.3 million recognized in the first quarter in connection with estimated losses from our ongoing litigation with Hansen Medical, Inc., or Hansen, and approximately $1.3 million in impairment charges against goodwill and other intangible assets related to the potential outcome of this litigation.

We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues grew from $6.6 million to $6.9 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2009. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog (the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our backlog was $26.4 million as of March 31, 2009.

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

We incurred consolidated net losses of approximately $40.9 million and $1.9 million for the three month periods ended March 31, 2009 and 2008, respectively. While the magnitude of loss in the first quarter of 2009 was driven by accrual of a litigation reserve, we also expect to continue to incur future losses due to additional expenses driven in part by professional fees, which could be substantial due to future activity expected with respect to our ongoing litigation with Hansen. Additionally, if we expand our business, we may also experience increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with public reporting and compliance obligations. As a result, we expect that we will continue to incur losses in 2009 and that these losses could be substantial.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and license payments. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and currently represent approximately 19% of our total revenues for the three months ended March 31, 2009. Our license revenues comprise up-front license fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property as well as royalties, which currently represent an insignificant portion of our product and license revenues, due to the completion of certain funded project development projects during 2008.

Cost of Revenues

Cost of revenues associated with technology development revenues consists of costs associated with performing the related research activities, including direct labor, amounts paid to subcontractors and overhead allocated to technology development activities.

Cost of revenues associated with product sales and license revenues consists of license fees for use of certain technologies; product manufacturing costs including all direct material and direct labor costs; amounts paid to our contract manufacturers; manufacturing, shipping and handling; provisions for product warranty; and inventory obsolescence; as well as overhead allocated to these activities.

Operating Expense

Operating expense consists of selling, general and administrative expenses, as well as expenses related to research and development, depreciation of fixed assets and amortization of intangible assets. These expenses also include compensation for employees in executive and operational functions, including certain non-cash charges related to expenses from option grants; facilities costs; professional fees; salaries, commissions, travel expense and related benefits of personnel engaged in sales, product management and marketing activities; costs of marketing programs and promotional materials; salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Technology Development Division; product development activities not provided under contracts with third parties; and overhead costs related to these activities. For the quarter ended March 31, 2009, operating expenses also include approximately $36.3 million related to the accrual of estimated losses from our litigation with Hansen and approximately $1.3 million in impairment charges recorded against goodwill and other intangible assets in our product and license business segment associated with the potential litigation award.

Our operating expenses include stock-based compensation charges. We recorded stock-based compensation charges of approximately $0.8 million for the three months ended March 31, 2009. We also expect to record an aggregate stock-based compensation charge for stock options granted through March 31, 2009 of $5.7 million to be recognized in future periods through 2014.

Interest Income/Expense

As of March 31, 2009, there was no amount outstanding on our revolving credit facility, and we do not expect to draw, or may not be permitted to draw, on that facility in the near term. The primary source of our interest rate expense during the quarter ending March 31, 2008 was our long-term note payable due to Carilion Clinic with $5.0 million outstanding as of March 31, 2008. The primary sources of our interest expense during the three months ended March 31, 2009 relates to interest on our installment note due to Silicon Valley Bank, with $4.6 million outstanding as of March 31, 2009, and our long-term note payable due to Carilion Clinic, with $5.0 million outstanding as of March 31, 2009.

Interest income includes amounts earned on our cash deposits with financial institutions. We have invested the net proceeds of prior investments, including our initial public offering and the proceeds of our long-term note payable, in a money market account and draw from that account as needed to fund ongoing operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments. Our significant accounting policies are described in the Management Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Total revenues decreased 4.8% to $8.5 million for the three months ended March 31, 2009 from $8.9 million for the three months ended March 31, 2008. Revenues within our Technology Development Division increased approximately 4.3% from the corresponding period in 2008 while revenues in our Product and License segment decreased by approximately 30%. Technology development revenues increased to $6.9 million for the three months ended March 31, 2009 from $6.6 million for the corresponding 2008 period. The growth within our Technology Development segment reflects continued strong success in obtaining research contracts, an increase in the size of certain awards, and the addition of direct contract personnel. We generated approximately $1.6 million in product and license revenues in the first quarter of 2009 as compared with $2.3 million in the first quarter of 2008, reflecting a decrease of approximately 20% in product sales, which we attribute in part to the overall decline in the U.S. economy that previously also impacted our business beginning in the fourth quarter of 2008, and a decrease of 45% in product development revenues, due principally to the discontinuation of certain contracts during 2008.

Cost of Revenues

Cost of revenues increased 4.3% to $5.8 million for the three months ended March 31, 2009 from $5.5 million for the corresponding 2008 period. The main components of this overall increase were increased direct labor to complete our awarded contracts and an increase to our estimated total costs attributable to an increase in the estimated overhead costs to be applied to our technology development contracts. Technology development cost of sales increased approximately 17% accounting for approximately $0.7 million in increased cost of revenues. Product and license cost of sales decreased $0.5 million, or 35%, which is consistent with the lower product development revenue.

Technology development costs increased 17% to $4.9 million for the three months ended March 31, 2009 from $4.2 million in the same period in 2008. This increase was comprised primarily of additional direct labor and the technology associated overhead related to research and development activities.

The gross margin decrease was primarily attributable to an increase in the overhead expenses allocable to our Technology Development contracts.

Operating Expense

Operating expense increased to $42.8 million for the three months ended March 31, 2009 from $5.3 million for the corresponding quarter in 2008. This change is primarily due to the estimated loss recognized in conjunction with our litigation with Hansen of $36.3 million and associated impairment of goodwill and other intangible assets totaling $1.3 million in our product and license business segment. Excluding those charges operating expenses were $5.2 million for the quarter ending March 31, 2009, a decrease of $0.1 million from the corresponding period in 2008.

Considering our trial in the litigation with Hansen continued into April 2009 and the court has not rendered a judgment pending post-trial motions, we expect that we will incur increased professional fees with respect to this litigation in the second quarter of 2009. In addition, unless we are able to settle this litigation with Hansen, we expect that we would continue to incur increased professional fees in future periods in connection with any potential appeals or other strategies based on the ultimate outcome of the litigation. Also, as a result of its post-trial motions, Hansen could be awarded additional amounts for its attorneys’ fees and exemplary damages, which could be significant, even in relation to the damages awarded by the jury verdict, and thus exceed our existing loss contingency reserve and require us to record additional expense with respect of such additional amounts.

Other Income (Expense)

Net interest expense on March 31, 2009 was $159,000 compared to a net interest income of $25,000 during the same quarter in 2008, due to the addition of our credit facility with Silicon Valley Bank in May of 2008. For the quarter ended March 31, 2009 we recognized approximately $66,000 of interest expense related to the new credit facility, which bears interest at a floating rate of Prime plus 1.5% with a minimum interest rate of 5.5%. In addition, our convertible notes payable to Carilion Clinic in the aggregate amount of $5 million accrue simple interest at a rate of 6%. The remaining difference is primarily due to a decrease in return on cash deposits, which were $8,000 and $110,000 for the quarters ended March 31, 2009 and 2008, respectively.

In future periods, we anticipate that our interest expense may increase in the event that Silicon Valley Bank increases the interest rate on our debt facility in an amount equal to the default rate of an additional five percentage points. Based on the current amounts outstanding, this may result in additional default rate interest of $190,000 per year. However, Silicon Valley Bank has not increased our interest rate to the default interest rate at this time.

Liquidity and Capital Resources

As described more fully below under the caption “Legal Proceedings,” in June 2007 Hansen filed a lawsuit against us. In March 2009, the lawsuit proceeded to trial, and, on April 21, 2009, the jury awarded Hansen damages totaling approximately $36.3 million, an amount in excess of the company’s current assets. The verdict and recovery of damages is subject to customary post-trial motions and potential appeals. We will be asking the court to set aside the verdict in various respects, including through a reduction in the amount of the damages, and Hansen will likely be seeking to recover additional amounts for its attorneys’ fees and exemplary damages and to obtain certain equitable relief. These additional amounts could be significant, even in relation to the damages awarded by the jury verdict. Accordingly, we expect to continue to incur significant expenditures in future periods related to this matter.

We expect that the noncompliant status of certain covenants of our term loan and credit facility, described below, and the potential expected cash outflows required to pursue legal appeals or other strategies may limit our ability to pursue all of our plans for our business. Furthermore, the uncertainty as to the resolution of the litigation, as well as any potential impairments to our intellectual property rights stemming from the litigation, could limit our ability to raise new capital from investors to operate our business.

On May 21, 2008, we entered into a $10 million maximum debt facility with Silicon Valley Bank. Included in this facility is a four-year term debt of $5 million and a revolving line of credit facility available for the remaining balance. The facility has a total maximum debt capacity of $10 million. At March 31, 2009, there was an outstanding balance of $4.6 million under the term loan, and no outstanding balance under the revolving facility. Principal under the term loan is payable in 42 monthly installments beginning in January 2009. The loan terms require us to meet certain covenants relating to minimum adjusted EBITDA, and other specified financial ratios.

In December 2008, we entered into a First Amendment to Loan and Security Agreement with Silicon Valley Bank. The amendment adjusted interest rates under the $10 million debt facility, revised certain minimum EBITDA covenants under the facility, and added intellectual property to the assets securing the facility. The new interest rate on the revolving line of credit is a floating rate of the prime interest rate plus 1.0%, with a minimum rate of 5.0%. The new interest rate on the term loan is a floating rate of the prime interest rate plus 1.5%, with a minimum rate of 5.5%. As a result of the recognition of the estimated expense associated with our litigation with Hansen, as described more fully in Part II, Item 1 “Legal Proceedings”, we are not in compliance with some covenants associated with the term loan and the revolving line of credit. Accordingly, Silicon Valley Bank may declare the balance of those debt facilities immediately due and payable. Furthermore, this non-compliance may result in an interest rate increase under our debt facility in an amount equal to the default rate of an additional five percentage points. Since the loan may be considered to be due and payable, we have reflected the entire balance of the loan within current liabilities in our balance sheet as of March 31, 2009.

Also the accrual of the loss contingency for our litigation with Hansen may result in our being unable to remain listed on the NASDAQ Global Market. As of March 31, 2009, our stockholders’ deficit was approximately $26 million, well below the minimum standard of stockholders’ equity of $10 million for continued listing on the NASDAQ Global Market. Furthermore, our market capitalization was well below $50 million, the alternative minimum market capitalization standard for such market. Accordingly, we may not be able to maintain the quantitative standards for continued listing on the NASDAQ Global Market, and our common stock could be delisted from the NASDAQ Global Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from the NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing standards by moving our common stock to the NASDAQ Capital Market, if at that time we are able to comply with the initial listing requirements of the NASDAQ Capital Market. However, we are not presently in compliance with the continued listing requirements and standards of the NASDAQ Capital Market as well. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Finally, in the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets is expected to be extremely limited. These conditions have not improved through May 2009, and we experienced continued negative cash flow from operations in the three months ended March 31, 2009. The deteriorating economic and market conditions are not likely to improve significantly during 2009 and may continue past 2009 and could get worse.

As a result of the effects of our litigation with Hansen, the resulting impact on our debt facility with Silicon Valley Bank and the potential delisting of our common stock from the NASDAQ Global Market, as well as the general economic conditions, we may be unable to pay our obligations in the normal course of business in 2009 or service our debt in a timely fashion. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, the successful resolution of our litigation with Hansen and our continued ability to obtain funding for working capital to operate our business, whether from Silicon Valley Bank or another source. Our recent operating losses and negative cash flows, negative working capital, stockholders’ deficit and the uncertainty of our ability to successfully resolve our litigation with Hansen, among other factors, raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any further adjustments that might result from the ultimate and final outcome of these uncertainties.

Discussion of Cash Flows

Recent Activity

We used approximately $2.0 million and $0.6 million of net cash from operations during the three months ended March 31, 2009 and 2008, respectively. The primary factors in the increased cash used in operations between the two periods were the $1.4 million increase in net loss (excluding the effects of the estimated litigation losses) relative to first quarter of 2008 and a $2.2 million decrease in the cash flow impact of changes in accounts receivable compared to the first quarter of 2008 offset by a $1.2 million improvement in the cash flow impact of changes in accounts payable and accrued liabilities in the first quarter of 2009 compared to 2008.

Cash used in investing activities for the three months ended March 31, 2009, was related primarily to legal fees associated with securing patent rights to certain technology. Our overall cash used in investing activities was less than $0.1 million in the quarter ended March 31, 2009, compared to $0.3 million in the March 31, 2008 quarter. This decrease was due primarily to a $0.2 million decrease in capital expenditures from the prior period.

We used approximately $0.3 million in financing activities in the first quarter of 2009 compared to generating approximately $64,000 in such activities for the first quarter of 2008. The change was primarily attributable to the principal payments on our term loan beginning in January 2009 and totaling approximately $357,000 for the quarter.

Summary of Contractual Obligations

We lease our facilities in Blacksburg, Charlottesville, Danville, McLean and Roanoke, Virginia under operating leases that expire on various dates through December 2014 or under a month-to-month arrangement. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

We also lease certain computer equipment and software under capital lease agreements that expire through September 2013. The assets subject to these obligations are included in property and equipment on our consolidated balance sheet.

In September 2008, our Luna Technologies Division executed a $2.0 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2008. As of March 31, 2009, approximately $0.9 million of the $2.0 million commitment remained.

In March 2004, we received a grant of $0.9 million from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009. In December 2008 we received a determination letter from the City of Danville that we had met 100% of the grant relating to job creation and 29% relating to capital expenditures. As a result, we recognized in 2008 approximately $668,000 of the grant as other income. As of March 31, 2009, we had not fully met the capital expenditure milestone, and as a result, we may be required to repay some or all of the remaining approximately $232,000 of the original grant. We have recorded this potential liability within deferred liabilities in the accompanying balance sheet as of March 31, 2009.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our exposure to market risk is limited to interest rate fluctuations due to changes in the general level of United States interest rates, particularly because as of March 31, 2009 our cash reserves were maintained in money market investment accounts and were not exposed to material market risks.

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. As of March 31, 2009, we had $13.2 million deposited in cash and cash equivalents bearing a weighted-average annual interest rate of 0.24%.

We are exposed to interest rate fluctuations as a result of our Silicon Valley Bank term loan and revolving debt facility both having interest rates subject to market fluctuations. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. The interest rate on our $5.0 million term loan with Silicon Valley Bank is prime plus 1.5%. The revolving debt facility and term loan have minimum interest rates of 5.0% and 5.5%, respectively. At March 31, 2009, the revolving debt facility and the term loan interest rates were 5.0% and 5.5%, respectively. Given the principal amount of our outstanding liabilities and scheduled payments to Silicon Valley Bank, a change in the prime interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $19,000.

Our revolving debt facility and term loan provide that if an event of default, as such term is defined in the Loan and Security Agreement, occurs, the obligations will bear interest at a rate that is five percentage points per annum above the applicable rate following such event. Events of default include, but are limited to, such events as a material adverse change (as defined in the Loan and Security Agreement), insolvency, missed payments, judgments against us in excess of $250,000, breach of covenants, and other events specified in the Loan and Security Agreement. As a result of the expense for the loss contingency recognized during the three months ended March 31, 2009 recorded based on the jury verdict awarded against us in our litigation with Hansen Medical, Inc., we are not in compliance with certain covenants associated with the term loan and the revolving line of credit. Accordingly, Silicon Valley Bank may declare the balance of those debt facilities immediately due and payable. Furthermore, this non-compliance may result in an interest rate increase under our debt facility in an amount equal to the default rate of an additional five percentage points. In the event of this increase and based on our current principal amounts outstanding, we may additionally incur default interest of approximately $190,000 per year.

Although we believe that these measures are indicative of our sensitivity to interest rate changes, they do not adjust for potential changes in our credit quality, composition of our balance sheet and other business developments that could affect our interest rate exposure. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Foreign Currency Exchange Rate Risk

As of March 31, 2009, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rule and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

From time to time, we may become involved in litigation in relation to claims arising out of our operations in the normal course of business. While management currently believes the amount of ultimate liability, if any, with respect to these actions, with the exception of the Hansen litigation, will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to us.

Litigation with Hansen Medical, Inc.

On June 22, 2007, Hansen Medical Inc., or Hansen, a company for which we had conducted certain research and performed certain services, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the complaint was amended and alleged misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, declaratory judgment, and fraud. In addition to money damages in an unspecified amount, Hansen sought, among other things, equitable relief, including an injunction against our using the allegedly misappropriated Hansen trade secrets in connection with our work with Intuitive Surgical, Inc., or otherwise. We answered the complaint and vigorously defended ourselves in this matter. Hansen’s claim of conversion was since dismissed. We also filed a counterclaim against Hansen and an amended counterclaim on March 18, 2008 asserting claims for declaratory judgment, misappropriation of trade secrets, breach of contract, unfair competition under the California Business and Professional Code, breach of implied covenant of good faith and fair dealing and unjust enrichment. However, we subsequently withdrew all of our counterclaims prior to the matter proceeding to trial on the merits in March 2009.

Prior to and during the course of the trial, Hansen’s claims for conversion, unfair competition, aiding and abetting breach of fiduciary duty and intentional interference with contract were all dismissed. Hansen’s remaining claims for misappropriation of trade secrets, breach of contract, breach of implied covenant of good faith and fair dealing and fraud were submitted to a jury following a trial on the merits that concluded in April 2009. On April 21, 2009, a jury found in favor of Hansen on its breach of contract, breach of the covenant of good faith and fair dealing and misappropriation of trade secrets claims, and it awarded a verdict for $36.3 million against us. The jury did not find in favor of Hansen on its fraud claims against us, but it did find that our misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and potential appeals. We will be asking the court to set aside the verdict in various respects, including through a reduction in the amount of the damages, and Hansen will likely be seeking to recover additional amounts for its attorneys’ fees and exemplary damages and to obtain certain equitable relief. These additional amounts could be significant, even in relation to the damages awarded by the jury verdict.

While we cannot currently determine the ultimate liability pursuant to this verdict, we recorded a contingent liability of $36.3 million in estimation of the potential loss on this litigation during the three months ended March 31, 2009. If we are unable to reduce the verdict prior to the rendering of a final judgment by the court or to reach a reasonable settlement with Hansen and depending on any equitable relief granted, we would be liable to pay substantial damages in excess of our liquid assets, and we could lose the ability to freely use or license others to use certain intellectual property. Any or all of the foregoing would materially harm our business, fundamentally change our business, and could result in our being required to take actions to discontinue operations, liquidate part or all of our operations or file a petition for bankruptcy in order to reorganize or liquidate.

Claim by Former Employee

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

RISKS RELATING TO OUR BUSINESS

If we are unsuccessful in the resolution of our litigation with Hansen Medical, Inc., our business may be materially harmed or fundamentally changed, and we may be required to take actions to reorganize, discontinue or liquidate part or all of our operations.

On June 22, 2007, Hansen Medical Inc., or Hansen, a company for which we had conducted certain research and performed certain services, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. We answered the complaint and vigorously defended ourselves in this matter. However, we subsequently withdrew all of our counterclaims prior to the matter proceeding to trial on the merits in March 2009. Prior to and during the course of the trial, several of Hansen’s claims were dismissed. Hansen’s remaining claims for misappropriation of trade secrets, breach of contract, breach of implied covenant of good faith and fair dealing and fraud with respect to our dealings with Hansen as well as a subsequent agreement with Intuitive Surgical, Inc. were submitted to a jury following a trial on the merits that concluded in April 2009. On April 21, 2009, a jury found in favor of Hansen on its breach of contract, breach of the covenant of good faith and fair dealing and misappropriation of trade secrets claims, and it awarded a verdict for $36.3 million against us. The jury did not find in favor of Hansen on its fraud claims against us, but it did find that our misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and potential appeals. We will be asking the court to set aside the verdict in various respects, including through a reduction in the amount of the damages, and Hansen will likely be seeking to recover additional amounts for its attorneys’ fees and exemplary damages and to obtain certain equitable relief. These additional amounts could be significant, even in relation to the damages awarded by the jury verdict.

While we cannot currently determine the ultimate liability pursuant to this verdict, we recorded a contingent liability of $36.3 million in estimation of the potential loss on this litigation during the three months ended March 31, 2009. If we are unable to reduce the verdict prior to the rendering of a final judgment by the court or to reach a reasonable settlement with Hansen and depending on any equitable relief granted, we would be liable to pay substantial damages in excess of our liquid assets, and we could lose the ability to freely use or license others to use certain intellectual property. Any or all of the foregoing would materially harm our business, fundamentally change our business, and could result in our being required to take actions to discontinue operations, liquidate part or all of our operations or file a petition for bankruptcy in order to reorganize or liquidate.

If we are not able to favorably resolve our litigation with Hansen Medical, Inc., we could potentially be required to seek relief through a filing under the U.S. Bankruptcy Code, either through plan of reorganization or under an alternative plan, which could include liquidation.

If we are not able to favorably resolve our litigation with Hansen, we could potentially be required to seek relief through a filing under the U.S. Bankruptcy Code. Such a restructuring would preferably be conducted through a prepackaged reorganization. We believe that the announcement of a reorganization plan and its execution in Bankruptcy Court, however, could materially adversely affect the relationships between us and our customers, employees, suppliers, partners and others. Further, if we are unable to develop a plan or to obtain confirmation of the plan on a timely basis, because of a legal challenge to it or inability to obtain sufficient financing or another cause, or for other reasons, we could be forced to operate in bankruptcy for an extended period while we tried to develop a reorganization plan that could be confirmed.

Substantial risks would result from any such bankruptcy filing. For example:

•

a filing could substantially erode the confidence of our customers and partners in our ability to provide products and service over the long-term, and as a result there might be significant and precipitous decline in our revenues;

•	if we were not able to develop a successful plan for reorganization, we could be forced to liquidate;

•	holders of our debt obligations would have their claims significantly reduced, converted into equity or eliminated, depending upon the terms of the restructuring; and

•	the equity interests of our current stockholders and employees could be completely eliminated.

The results of our litigation may materially impact our ability to operate our business as a going concern.

In addition to the potential money damages and injunctive relief that may be awarded in connection with the jury verdict award against us pursuant to our litigation with Hansen, the effects of the litigation may materially impact our ability to conduct business. A number of our contracts provide the counterparty to declare the contract in default, modify terms or discontinue the contract in the event of an unfavorable litigation result.

For example, our revolving debt facility and term loan with Silicon Valley Bank provide that if an event of default, as defined in the Loan and Security Agreement, occurs, the obligations may be deemed to be in default and will bear interest at a rate that is five percentage points per annum above the applicable rate following such event. Events of default include, but are limited to, such events as a material adverse change (as defined in the Loan and Security Agreement), insolvency, missed payments, judgments against us in excess of $250,000, breach of covenants, and other events specified in the Loan and Security Agreement. As a result of the loss contingency recognized during the three months ended March 31, 2009 recorded based on the jury verdict awarded against us in connection with our litigation with Hansen, we are not in compliance with certain of the financial covenants associated with the term loan and the revolving line of credit. Accordingly, Silicon Valley Bank may declare the balance of those debt facilities immediately due and payable. Furthermore, this non-compliance may result in an interest rate increase under our debt facility in an amount equal to the default rate of an additional five percentage points.

In addition, several of our contracts may also provide opt-out or default provisions that trigger in the event that we file for protection under the U.S. Bankruptcy Code. The loss of these contracts may materially limit our ability to conduct our business.

As a result of the effects of our litigation with Hansen, the resulting impact on our debt facility with Silicon Valley Bank, the potential delisting of our common stock from the NASDAQ Global Market, and our contracts as well as general economic conditions, we may be unable to pay our obligations in the normal course of business in 2009 or service our debt in a timely fashion. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, the successful resolution of our litigation with Hansen and our continued ability to obtain funding for working capital to operate our business, whether from Silicon Valley Bank or another source. Our recent operating losses and negative cash flows, negative working capital, stockholders’ deficit and the uncertainty of our ability to successfully resolve our litigation with Hansen, among other factors, raise substantial doubt as to our ability to continue as a going concern.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued into the first quarter of 2009. This slowing of the economy has reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the rest of 2009 remains uncertain.

We have a debt facility with Silicon Valley Bank that requires us to meet certain restrictive covenants. We are presently out of compliance with certain of those covenants.

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

In January 2009, we began to pay interest and principal ratably over 42 months. If we fail to maintain the required ratios, attain the required EBITDA, or fail to comply with any other covenant, we could be deemed to have an event of default. In the case of an event of default, as defined in the amended agreement, we could be required to immediately remit all outstanding funds then due under the debt facility or prepare our collateral for sale to satisfy the amount of outstanding funds owed to Silicon Valley Bank. If there is an event of default and we continue in the borrowing relationship with Silicon Valley Bank, the default interest rate would increase by five percentage points over the applicable rate for the term and revolving debt facilities, which could adversely affect our cash flows.

As a result of the jury verdict in the Hansen case, we are currently not in compliance with certain of our covenants to Silicon Valley Bank. Accordingly, Silicon Valley Bank may declare the balance of those debt facilities immediately due and payable. Furthermore, this non-compliance may result in an interest rate increase under our debt facility in an amount equal to the default rate of an additional five percentage points.

We rely and will continue to rely on contract research, including government-funded research contracts, for a significant portion of our revenues. A decline in government funding of existing or future government research contracts, including Small Business Innovation Research (or SBIR) revenues, could adversely affect our revenues and cash flows and our ability to fund our growth.

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 81% and 74% of our consolidated total revenues for the quarters ended March 31, 2009 and 2008, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

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

We also derive a significant portion of our technology development revenues from SBIR contracts. SBIR revenues accounted for approximately 43% and 41% of our consolidated total revenues for the quarters ended March 31, 2009 and 2008, respectively. Contract research, including SBIR, will remain a significant portion of our consolidated total revenues for the foreseeable future. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from non-SBIR contract research.

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

We incurred consolidated net losses of approximately $6.3 million for the year ended December 31, 2008 and $40.9 million for the Quarter ended March 31, 2009. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

Because of the numerous risks and uncertainties associated with our business and the impact of our litigation with Hansen, we are unable to predict when or if we will be able to achieve profitability again. If our revenues do not increase, or if our expenses increase at a greater rate than our revenues, we will continue to experience losses. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We might require additional capital to support our business, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, obtain important regulatory approvals, enhance our operating infrastructure, complete our development activities, build our commercial scale manufacturing facilities, pursue our litigation strategies against Hansen and acquire complementary businesses and technologies. In addition, we have a history of net losses and are not currently profitable. In the future we may need to engage in equity or debt financings to secure additional funds to support our operations and investments in new products, if we are unable to finance such activities from the proceeds of our continuing operations.

As a result of the $36.3 million jury award in the Hansen case, we are not in compliance with certain covenants associated with our term loan and revolving line of credit with Silicon Valley Bank. Accordingly, Silicon Valley Bank may call the term loan or decline to advance funds under the line of credit. In addition, the jury award may make it extremely difficult to raise funds from any other source.

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

The magnitude of the jury verdict in the Hansen case may make it difficult to attract new employees and retain employees, including because of its effect on the equity incentives we use as part of our compensation packages.

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

We primarily rely on third-party vendors for the manufacture of the specialized components used in our products. Although we do not have any sole source suppliers of materials, the highly specialized nature of our supply requirements poses risks that we may not be able to locate additional sources of the specialized components required in our business. For example, there are few manufacturers who produce the special lasers used in our optical test equipment. Moreover, none of these third-party vendors is obligated to continue to supply us with components. Our reliance on these vendors subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including interruption of supply. Although we are now manufacturing tunable lasers in low-rate initial production, we expect our overall reliance on third-party vendors to continue.

As a result of the magnitude of the jury verdict in the Hansen case, vendors may not want to sell us products on normal credit terms, which could affect our supply of necessary components.

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

If we are unable to manage growth effectively, our revenue and net loss could be adversely affected.

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

In addition to the U.S. ownership eligibility criteria discussed above, to be eligible for SBA contracts and SBIR grants, the number of our employees including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2009, we, including all of our divisions, had approximately 211 full and part time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

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

As of March 31, 2009, we had not fully met capital expenditure milestones, and, as a result, we may be asked to repay the City of Danville all or a part of $232,000 based on a computation of the pro rata amount of capital expenditures falling below required levels. We have classified this $232,000 as a current liability on our balance sheet as of March 31, 2009.

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

A substantial portion of our technology is licensed from academic institutions, corporations and government agencies. Under these licensing arrangements, a licensor may obtain rights over the technology, including the right to require us to grant a license to one or more third parties selected by the licensor or that we provide licensed technology or material to third parties for non-commercial research. The grant of a license for any of our core technologies to a third party could have a material and adverse effect on our business. In addition, some of our licensors retain certain rights under the licenses, including the right to grant additional licenses to a substantial portion of our core technology to third parties for noncommercial academic and research use. It is difficult to monitor and enforce such noncommercial academic and research uses, and we cannot predict whether the third party licensees would comply with the use restrictions of such licenses. We have incurred and could incur substantial expenses to enforce our rights against them. We also may not fully control the ability to assert or defend those patents or other intellectual property which we have licensed from other entities, or which we have licensed to other entities.

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

RISKS RELATING TO OUR COMMON STOCK

We are not presently in compliance with all applicable continued listing requirements or standards of the NASDAQ Global Market, and NASDAQ could determine to delist our common stock.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. For example, the NASDAQ Marketplace Rules require that, among other things, the market capitalization of our common stock is at least $50 million or, in the alternative, the carrying value of our stockholders’ equity is at least $10 million. As of March 31, 2009, our stockholders’ deficit was approximately $26 million, and we do not satisfy the minimum market capitalization standard. Accordingly, we are not in compliance with the standards for continued listing on the NASDAQ Global Market. As such, our common stock could be delisted from the NASDAQ Global Market if we are unable to cure the events of noncompliance in a timely or effective manner.

If our common stock were threatened with delisting from the NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing standards by moving our common stock to the NASDAQ Capital Market, if at that time we are able to comply with the initial listing requirements of the NASDAQ Capital Market. However, we are not presently in compliance with the continued listing requirements and standards of the NASDAQ Capital Market as well. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

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

Before our initial public offering, there was no public market for our common stock, and in the future, an active public trading market may not be sustained. The public trading price for our common stock will continue to be affected by a number of factors, including:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, litigation such as our litigation with Hansen;

•	any major change in our board of directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors and to litigation;

•	a lack of, limited or negative industry or security analyst coverage; and

•	developments in our industry.

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

Historically, our financial results have exhibited significant seasonality. For example, we typically have lower product and license revenue in the first half of the year and higher product revenue in the second half of the year. We expect such seasonality to continue. In addition, our financial results may fluctuate as a result of a number of factors, many of which are outside of our control, which may cause the market price of our common stock to fall. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk Factors” section and, in particular, the following risks:

•	a reduction of contract research funding;

•	decisions by government agencies, academic institutions or corporations not to exercise contract options or to modify, curtail or terminate our major contracts;

•	failure to estimate or control contract costs;

•	adverse judgments or settlements in legal disputes;

•	expenses related to acquisitions, mergers or joint ventures; and

•	other one-time financial charges such as costs and losses related to our litigation with Hansen.

If our internal controls over financial reporting are found not to be effective or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, Investors could lose confidence in our financial reports, and our stock price may be adversely affected.

Beginning with our Annual Report for the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 required us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and a report on their evaluation of the operating effectiveness of our internal control over financial reporting beginning with our Annual Report for the year ending December 31, 2009.

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2009

On January 1, 2009, we issued 11,800 shares of common stock to a vendor in connection with an agreement with them to provide certain services to us. The value of the shares at the time of grant was $24,544. The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act. The recipient represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The purchaser had adequate access to information about us, and appropriate legends were affixed to the share certificate issued in the transaction.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Item 1.01	Entry into a Material Definitive Agreement

On May 11, 2009, we stipulated and agreed with Hansen Medical, Inc., the counterparty in certain pending litigation, that we would not dispose of or transfer, or permit the disposal or transfer of, any material assets outside the ordinary course of our business or enter into any new license of any material intellectual property outside the ordinary course of our business, subject to certain exceptions. This stipulation was submitted to the Superior Court of the State of California, County of Santa Clara on May 11, 2009.

Item 3.01	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer or Delisting.

Audit Committee Composition

On May 12, 2009, we notified NASDAQ that we no longer comply with NASDAQ Marketplace Rule 5605(c)(2)(A), which requires us to have an audit committee of our board of directors composed of at least three “independent directors” (as defined in NASDAQ Marketplace Rule 5000(a)(19). Following the conclusion of John C. Backus, Jr.’s term as a Class III member of our board of directors as of our annual meeting of stockholders on May 12, 2009, we were left with only two independent directors serving on our audit committee of our board of directors.

We intend to fill the vacancy on our audit committee as expeditiously as possible. In the meantime, we will rely on the cure period set forth in NASDAQ Marketplace Rule 5605(c)(4)(B) as confirmed to us by a letter from the listing qualifications staff of the NASDAQ Stock Market, dated May 13, 2009. This cure period will run through the earlier of our next annual meeting of stockholders or May 12, 2010.

Failure to Satisfy Continued Quantitative Listing Standard

On May 15, 2009, we notified NASDAQ that upon filing this Quarterly Report on Form 10-Q, we do not comply with all of the quantitative standards for continued listing on the NASDAQ Global Market because we do not meet either (i) the continued listing standard in Marketplace Rule 5450(b)(2)(A), which specifies that the market value of an issuer’s common stock be at least $50,000,000, or (ii) the continued listing standard in Marketplace Rule 5450(b)(1)(A), which specifies that an issuer must maintain stockholders’ equity of at least $10 million.

Therefore, NASDAQ may determine to delist our shares of common stock from the NASDAQ Global Market and to suspend trading effective at a future date. If we receive a deficiency notice from the NASDAQ staff, we intend to present a plan to regain compliance. If we receive a notice of delisting, we intend to appeal the proposed delisting and attempt to regain compliance with the continued listing requirements and standards.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated

Date: May 15, 2009	By:	/s/ Dale E. Messick
Dale E. Messick
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws of the Registrant. (Exhibit 3.4)

10.1(3)	Amendment to Employment Agreement by and between Luna Innovations Incorporated and Kent A. Murphy dated March 31, 2009. (Exhibit 10.1)

10.2(3)	Amendment to Employment Agreement by and between Luna Innovations Incorporated and Dale E. Messick dated March 31, 2009. (Exhibit 10.2)

10.3(3)	Amendment to Employment Agreement by and between Luna Innovations Incorporated and Scott A. Graeff dated March 31, 2009. (Exhibit 10.3)

10.4(4)	2009 Senior Management Incentive Compensation Plan. (Exhibit 10.38)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 2, 2006 (file No. 333-131764). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated March 31, 2009 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed March 16, 2009 (file No. 000-52008). The number in parentheses indicates the corresponding exhibit number in such Form 10-K.