Form 10-Q
period 2009-06-30
LUNA INNOVATIONS INC
filed 2009-09-09
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 4 2009, there were approximately 11,261,808.00 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,110,258	$15,518,960
Accounts receivable, net	6,879,920	7,332,034
Refundable income taxes	98,092	98,092
Inventory	2,851,581	2,828,991
Other current assets	418,980	342,598

Total current assets	22,358,831	26,120,675
Property and equipment, net	4,710,871	5,363,957
Intangible assets, net	175,862	1,813,643
Deferred tax asset	—	600,000
Other assets	101,981	118,292

Total assets	$27,347,545	34,016,567

Liabilities and stockholders’ equity
Current liabilities
Current portion of long term debt obligation	$4,285,715	1,428,572
Current portion of capital lease obligation	11,782	17,396
Accounts payable	1,778,275	2,667,192
Accrued liabilities	5,491,100	5,161,308
Litigation reserve	36,303,643	—
Deferred credits	1,866,249	1,854,282

Total current liabilities	49,736,764	11,128,750
Long-term debt obligation	5,000,000	8,571,428

Total liabilities	54,736,764	19,700,178

Stockholders’ equity:
Common stock
Common stock, par value $ 0.001, 100,000,000 shares authorized, 11,209,836 and 11,137,882 shares issued and outstanding	11,209	11,138
Additional paid-in capital	39,550,593	37,960,928
Accumulated deficit	(66,951,021)	(23,655,677)

Total stockholders’ (deficit)/equity	(27,389,219)	14,316,389

Total liabilities and stockholders’
(deficit)/equity	$27,347,545	$34,016,567

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended June 3 0 ,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	6,446,971	$6,947,276	13,329,343	$13,549,023
Product and license revenues	2,214,808	2,931,027	3,825,991	5,249,203

Total revenues	8,661,779	9,878,303	17,155,334	18,798,226
Cost of revenues:
Technology development costs	4,271,252	4,382,001	9,169,008	8,575,648
Product and license costs	1,048,249	1,427,553	1,926,850	2,769,232

Total cost of revenues	5,319,501	5,809,554	11,095,858	11,344,880

Gross Profit	3,342,278	4,068,749	6,059,476	7,453,346
Operating expense:
Selling, general and administrative	4,907,564	4,899,559	9,142,073	9,455,192
Research, development, and engineering	684,755	934,111	1,681,475	1,638,910
Litgation reserve	—	—	36,303,643	—
Impairment of intangible assets	—	—	1,310,598	—

Total operating expense	5,592,319	5,833,670	48,437,789	11,094,102
Operating loss	(2,250,041)	(1,764,921)	(42,378,313)	(3,640,756)

Other expense
Other expense	17,244	—	18,167	—
Interest expense	139,875	33,576	298,864	9,689

Total other income	157,119	33,576	317,031	9,689

Loss before income taxes	(2,407,160)	(1,798,497)	(42,695,344)	(3,650,445)
Income tax expense	—	—	600,000	—

Net loss	$(2,407,160)	$(1,798,497)	$(43,295,344)	$(3,650,445)

Net loss per share:
Basic and Diluted	$(0.21)	$(0.16)	$(3.87)	$(0.34)

Weighted average shares:
Basic and Diluted	11,207,021	10,935,370	11,184,348	10,858,367

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2009	2008
	(unaudited)
Cash flows used in operating activities
Net loss	$(43,295,344)	$(3,650,445)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,142,846	958,953
Impairment of Intangible Assets	1,310,598	—
Share-based compensation	1,569,043	1,422,902
Deferred tax expense	600,000	—
Change in assets and liabilities:
Accounts receivable	452,114	1,220,259
Refundable income taxes	—	5,401
Inventory	(22,590)	(605,471)
Other assets	(60,071)	(160,362)
Accounts payable and accrued expenses	(559,125)	138,964
Litigation reserve	36,303,643	—
Deferred credits	11,967	(297,695)

Net cash used in operating activities	(2,546,919)	(967,494)

Cash flows used in investing activities
Acquisition of property and equipment	(41,445)	(552,355)
Intangible property costs	(121,132)	(291,452)

Net cash used in investing activities	(162,577)	(843,807)

Cash flows from (used in) financing activities
Payments on capital lease obligations	(5,614)	(16,517)
Proceeds from (payment of) debt obligations, net	(714,285)	4,928,150
Proceeds from the exercise of options and warrants	20,693	105,362

Net cash from (used in) financing activities	(699,206)	5,016,995

Net change in cash	(3,408,702)	3,205,694
Cash and cash equivalents—beginning of period	15,518,960	12,046,945

Cash and cash equivalents—end of period	$12,110,258	$15,252,639

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$149,472	$33,781
Cash received during the period for:
Income taxes	$—	5,401

Supplemental schedule of non-cash activities:
Warrants issued in connection with debt modification	$—	58,194

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals, with the exception of the litigation reserve explained below, considered necessary to present fairly our financial position at June 30, 2009 and results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Debtor in Possession

On July 17, 2009, we filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), including a proposed plan of reorganization, in the United States Bankruptcy Court for the Western District of Virginia (the “Bankruptcy Court”) (altogether, the “Reorganization”).

The Company, effective July 17, 2009, is operating as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the orders of the Bankruptcy Court.

Since July 17, 2009, the Bankruptcy Court has granted various motions intended to allow the Company to continue to operate its business in the ordinary course, and covering, among other things, employee obligations, critical service providers, tax matters, insurance matters, contractor obligations, and cash management.

Hansen Litigation

On June 22, 2007, Hansen Medical Inc., or Hansen, a company for which we had conducted certain research and performed certain services, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the complaint was amended and alleged misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, declaratory judgment, and fraud. In addition to money damages in an unspecified amount, Hansen sought, among other things, equitable relief, including an injunction against our using the allegedly misappropriated Hansen trade secrets in connection with our work with Intuitive Surgical, Inc., or otherwise. We answered the complaint and vigorously defended ourselves in this matter. Hansen’s claim of conversion was subsequently dismissed. We also filed a counterclaim against Hansen and an amended counterclaim on March 18, 2008 asserting claims for declaratory judgment, misappropriation of trade secrets, breach of contract, unfair competition under the California Business and Professional Code, breach of implied covenant of good faith and fair dealing and unjust enrichment. However, we subsequently withdrew all of our counterclaims prior to the matter proceeding to trial on the merits in March 2009.

Prior to and during the course of the trial, Hansen’s claims for conversion, unfair competition, aiding and abetting breach of fiduciary duty and intentional interference with contract were all dismissed. Hansen’s remaining claims for misappropriation of trade secrets, breach of contract, breach of implied covenant of good faith and fair dealing and fraud were submitted to a jury following a trial on the merits that concluded in April 2009. On April 21, 2009, a jury found in favor of Hansen on its breach of contract, breach of the covenant of good faith and fair dealing and misappropriation of trade secrets claims, and it awarded a verdict for $36.3 million against us. The jury did not find in favor of Hansen on its fraud claims against us, but it did find that our misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and potential appeals. In the post-trial motions we have asked the court to set aside the verdict in various respects, including through a reduction in the amount, and Hansen is seeking to recover additional amounts for its attorneys’ fees and exemplary damages up to approximately $26 million in the aggregate and to obtain certain equitable relief. Therefore, these additional amounts could be significant, even in relation to the damages awarded by the jury verdict. We have not recognized this additional $26 million in our financial statements as of June 30, 2009, as we do not believe the incurrence of a liability in this increased amount is probable as contemplated by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

As a part of the Reorganization, we have asked the Bankruptcy Court to estimate the final value of Hansen’s claim against the Company in an amount not to exceed approximately $1.3 million. Hansen has opposed such motion and has filed a request for relief from stay such that the trial court in California can hear post-trial motions and issue a judgment in the case. The entry of judgment by the California trial court in an amount in excess of our ability to pay could have a significant impact on our plan of reorganization and the duration of time we are operating under Chapter 11.

While we cannot currently determine the ultimate liability pursuant to this verdict, we recorded a contingent liability of $36.3 million in estimation of the potential loss on this litigation during the three months ended March 31, 2009 as set forth in the jury verdict. If we are unable to reduce the verdict, through estimation by the Bankruptcy Court or otherwise, prior to the rendering of a final judgment by the court or to reach a reasonable settlement with Hansen, and depending on any equitable relief granted, we would be liable to pay substantial damages in excess of our liquid assets, and we could lose the ability to freely use or license others to use certain intellectual property. Any or all of the foregoing would materially harm our business, fundamentally change our business, and could result in our being required to take actions to discontinue operations or liquidate part or all of our operations.

Going Concern

As noted above, on July 17, 2009, we filed a voluntary petition for relief in order to reorganize under the Bankruptcy Code and since that date have been operating as a “debtor in possession.”

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have a history of net losses from 2005 through the six months ended June 30, 2009, attributable to our operations and other charges.

The loss contingency that we recorded in connection with a jury verdict rendered against us in the aforementioned litigation with Hansen has had a significant negative effect on our business. As further described above, Hansen previously filed a lawsuit against us and, on April 21, 2009, a jury awarded Hansen damages totaling approximately $36.3 million, an amount in excess of our current assets. The court has not yet entered a final judgment with respect to the jury’s findings. In the post-trial motions, we have asked the court to set aside the verdict in various respects, including through a reduction in the amount, and Hansen is seeking to recover additional amounts for its attorneys’ fees and exemplary damages up to approximately $26 million in the aggregate and to obtain certain equitable relief. Moreover, we currently expect that an appeal of any judgment awarding an unreduced amount is likely if the automatic stay from bankruptcy is lifted and an alternative arrangement is not reached. Accordingly, we expect to continue to incur significant expenditures in future periods related to this matter, and the ultimate outcome of this litigation may have a significant impact on our ability to continue to operate our business in the manner that we have historically.

In addition, as a result of the estimated loss contingency recognized during the three months ended March 31, 2009 in connection with our litigation with Hansen, we were not in compliance with certain of the financial covenants associated with our term loan and revolving line of credit with Silicon Valley Bank (see Note 2). Silicon Valley Bank granted us forbearance from declaration of default through July 17, 2009 and withdrew our ability to obtain any new funding under the existing line of credit. On July 15, 2009, we repaid the outstanding balance of the term loan and terminated the credit facility.

Also, the accrual of the loss contingency for our litigation with Hansen may result in our being unable to remain listed on NASDAQ. As of June 30, 2009, our stockholders’ deficit was approximately $27 million, well below the minimum standard of stockholders’ equity of $10 million for continued listing on the NASDAQ Global Market. Furthermore, our market capitalization was well below $50 million, the alternative minimum market capitalization standard for such market, and we no longer have the requisite number of independent directors on our audit committee or our Board of Directors.

On July 17, we received a delisting notification from Nasdaq Stock Market Listing Qualifications Staff as a result of our filing for Reorganization. We filed an appeal of the proposed delisting, and our appeal was heard before the Nasdaq Listing Qualifications Hearings Panel on August 27, 2009. On September 8, 2009, we received notice that the Panel determined to transfer our shares of common stock from the NASDAQ Global Market to the NASDAQ Capital Market and continue listing our shares. The continued listing of our shares on the NASDAQ Capital Market is conditioned on (i) the filing of this Form 10-Q for the quarter ended June 30, 2009, on or before September, 9, 2009, (ii) the provision to the Panel of monthly updates and prompt notice of any events that would affect our ability to obtain compliance with the NASDAQ Capital Market’s applicable listing standards, including any events that may call into question our historical financial information or affect or indicate the probability of reducing the jury award in the Hansen case, and (iii) our emergence from reorganization under Chapter 11 of the Bankruptcy Code on or before December 31, 2009, and successful application for listing to the NASDAQ Capital Market, including compliance with the initial listing requirements. The Panel reserved the right to reconsider its determination based on further information; its determination is also subject to review by the Nasdaq Listing and Hearing Review Council.

We may not be able to meet the applicable standards for continued listing on the NASDAQ Capital Market, and our common stock could be delisted from the NASDAQ Capital Market if we are unable to obtain compliance in a timely or effective manner. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Finally, in the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets is expected to be extremely limited. These conditions have not improved through August 2009, and we experienced continued negative cash flow from operations in the six months ended June 30, 2009. The deteriorating economic and market conditions are not likely to improve significantly during 2009 and may continue past 2009 and could get worse.

As a result of the effects of our Reorganization filing, our litigation with Hansen, the resulting impact on our debt facility with Silicon Valley Bank and the potential delisting of our common stock from the NASDAQ Capital Market, as well as the general economic conditions, we may be unable to continue to operate as a going concern. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, the confirmation of our reorganization plan, the successful resolution of our litigation with Hansen and our continued ability to obtain funding for working capital to operate our business. Our recent operating losses and negative cash flows, negative working capital, stockholders’ deficit and the uncertainty of our ability to successfully resolve our litigation with Hansen, among other factors, raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any further adjustments that might result from the ultimate and final outcome of these uncertainties.

As a result of our filing for Reorganization, the Company will be required to follow AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in future periods. SOP 90-7 provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise under the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceeding.

Use of Estimates

The preparation of our consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may differ from such estimates and assumptions

Net Loss Per Share

We compute net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic per share data is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common shareholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the “if-

converted method.”

The effect of 4,936,856 and 3,355,336 common stock equivalents are ignored for the three months and six months ended June 30, 2009 and 2008, respectively, as they are antidilutive to earnings per share. In addition, the conversion of $5.0 million in convertible promissory notes would have been antidilutive for such periods.

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

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Risk-free interest rate	2.91 to 3.17%	3.78 to 3.87%
Expected life of option (years)	7.5	7.5
Expected stock price volatility	83.00 to 88.59%	63.00%
Expected dividend yield	—	—

The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility for the six months ended June 30, 2008, is based upon the average volatility of comparable public companies due to the lack of historical market price data for our stock on such date. Expected volatility for the six months ended June 30, 2009 is based upon the actual volatility of Luna common stock. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted	Aggregate Intrinsic Value(1)	Number of Shares	Weighted	Aggregate Intrinsic Value(1)
Balance, December 31, 2008	4,800,446	$0.35 - $8.20	$2.53	$2,853,667	2,967,610	$1.28	$2,665,403
Granted	257,000	$1.70	$1.70
Exercised	(30,554)	$0.35	$0.35
Canceled	(240,704)	$0.35 - $6.55	$2.10
Balance, March 31, 2009	4,786,188	$0.35 - $8.20	$2.53	$1,149,760	3,015,116	$1.40	$1,120,766
Granted	423,950	$0.82 - $1.73	$0.83
Exercised	(27,939)	$0.35	$0.35
Canceled	(323,060)	$0.35 - $6.74	$1.60
Balance, June 30, 2009	4,859,139	$0.35 - $48.20	$2.45	$200,709	2,900,220	$1.46	$200,537

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the price of $0.50, which was the closing price of the Company’s Common Stock on the NASDAQ Global Market on June 30, 2009.

At June 30, 2009, our 4.9 million outstanding stock options had a weighted average remaining contractual term of 7.2 years, and of these 2.9 million are exercisable and have a weighted average remaining contractual term of 6.2 years. The aggregate intrinsic value of grants exercised during the three months ending June 30, 2009 and 2008 was approximately $7,000 and $0.5 million, respectively. The total aggregate intrinsic value represents the total amount by which the fair market value of stock exceeded the exercise price for options exercised.

For the three months ended June 30, 2009 and 2008, we recognized $779,518 and $663,260 in share-based payment expense and for the six months ended June 30, 2009 and 2008, we recognized $1,569,029 and $1,422,902 in share-based payment expense. We expect to recognize approximately $5.3 million over the remaining requisite service period of approximately five years for options outstanding as of June 30, 2009.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax to be applicable to the full fiscal year. A deferred tax asset of $600,000 was recorded as of December 31, 2008, based upon management’s assessment at that time that the benefit was more likely than not, to be realized in future periods. At June 30, 2009, the company has provided a valuation allowance against the entire deferred tax asset due to management’s current assessment that the benefit is no longer more likely than not to be realized.

Impairment of Goodwill and Other Intangible Assets

As a result of the expense recognized with the Hansen litigation and in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the Company assessed the continued value of its goodwill and other intangible assets. Our analysis of future expected net cash flows, both on a discounted and on an undiscounted basis, indicated that these assets were impaired as of March 31, 2009 and, accordingly, during the first quarter of 2009 we recorded an asset impairment charge of $1.3 million.

Inventory

Inventory consists of finished goods and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at June 30, 2009 and December 31, 2008 were $45,742 and $43,000, respectively.

Subordinated Notes, Warrants, Amortization of Debt Discount, and Fair Value Determination

In May 2008, we amended the terms of our notes with principal amounts totaling $5.0 million with Carilion Clinic to extend their due date to December 31, 2012 and to subordinate them to our new credit facility with Silicon Valley Bank. We issued warrants to purchase 10,000 shares of Luna Common Stock at a price of $7.98 per share in connection with the amended terms. We valued the warrants using the Black-Scholes option pricing model, and we are amortizing the cost over the life of these warrants, which expire on December 31, 2017.

Long term debt obligations include $5.0 million payable to Carilion. Our filing for Reorganization on July 17, 2009 constituted an event of default under Section 4(b) of the Carilion notes. Pursuant to Section 5 of these notes, all of the Company’s obligations due under the notes may be immediately and without notice due and payable without presentment, demand protest or any other notice of any kind. Carilion may also require the Company to pay interest on the unpaid principal balance of the notes at a rate per annum equal to the rate that would otherwise be applicable pursuant to the notes plus five percent (5%).

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

Effective April 1, 2009, the Company adopted three Financial Accounting Standard Board (FASB) Staff Positions (“FSP”) that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes existing accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs did not have any impact on the Company’s consolidated financial statements.

As of June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) which provides guidance on our assessment of subsequent events. The new standard clarifies that we must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” We performed our assessment of subsequent events through September 8, 2009 and all material events or transactions since June 30, 2009 have been integrated into our disclosures in the accompanying consolidated financial statements.

Effective January 1, 2009, the Company adopted, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For Intuitive, SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. Since we have not had any acquisition since January 1, 2009. SFAS 141 (R) has not had an impact on our consolidated financial statements.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.

2. Line of Credit & Debt Facility

On May 21, 2008, we entered into a $10 million maximum debt facility with Silicon Valley Bank. Included in this facility is a four year term debt of $5 million and a revolving line of credit facility available for the remaining unused balance. At June 30, 2009, there was an outstanding balance of approximately $4.3 million under the term loan, and no outstanding balance under the revolving facility. As part of the facility, Silicon Valley Bank issued a $479,667 letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, as required under an office lease. Our revolving debt facility and term loan provide that if an event of default, as such term is defined in the Loan and Security Agreement, occurs, the obligations will bear interest at a rate that is five percentage points per annum above the applicable rate following such event. Events of default included, but are not limited to, such events as a material adverse change (as defined in the Loan and Security Agreement), insolvency, missed payments, judgments against us in excess of $250,000, breach of covenants, and other events specified in the Loan and Security Agreement. As a result of the estimated litigation reserve liability recognized during the three months ended March 31, 2009 and recorded based on the jury verdict awarded against us in connection with our litigation with Hansen Medical, Inc., we were not in compliance with certain of the financial covenants associated with the term loan and the revolving line of credit. Accordingly, Silicon Valley Bank could have declared the balance of those debt facilities immediately due and payable. Furthermore, this non-compliance could have resulted in an interest rate increase under our debt facility in an amount equal to the aforementioned default rate of an additional five percentage points. In June 2009, Silicon Valley Bank agreed to forebear the declaration of a default through July 17, 2009. On July 15, 2009, we repaid the outstanding balance of the term loan and terminated the credit facility.

3. Stockholders’ Equity

For the six months ended June 30, 2009, our stockholders’ equity changed as follows:

	Common Stock		Additional Paid-in Capital
	Shares	$	$
Balances, December 31, 2008	11,137,882	$11,138	$37,960,928
Exercise of stock options	30,554	30	10,781
Share-based compensation	12,761	13	789,511

Balances, March 31, 2009	11,181,197	$11,181	$38,761,220
Exercise of stock options	27,939	27	9,855
Share-based compensation	700	1	779,518

Balances, June 30, 2009	11,209,836	11,209	39,550,593

4. Operating Segments

Our operations are divided into two operating segments—Technology Development and Product and Licensing.

The Technology Development segment provides applied research to customers in our areas of focus. Our engineers and scientists collaborate with our network of government, academic and industry experts to identify technologies and ideas with promising market potential. We then compete to win fee-for-service contracts from government agencies and industrial customers who seek innovative solutions to practical problems that require new technology. The Technology Development segment derives its revenue primarily from these services.

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

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Technology Development Revenue	$6,446,971	$6,947,276	$13,329,343	$13,549,023
Product and License Revenue	2,214,808	2,931,027	3,825,991	5,249,203

Total Revenue	$8,661,779	$9,878,303	$17,155,334	$18,798,226

Technology Development Operating Loss	$(1,215,110)	$(301,455)	$(1,956,757)	$(591,104)
Product and License Operating Loss	(1,034,931)	(1,463,466)	(40,421,556)	(3,049,652)

Total Operating Loss	$(2,250,041)	$(1,764,921)	$(42,378,313)	$(3,640,756)

Additional segment information is as follows:

	June 30, 2009	December 31, 2008
Total segment assets:
Technology Development	$21,939,880	$28,780,494
Product and License	5,407,665	5,236,073

Total	$27,347,545	$34,016,567

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 77% and 74% of total consolidated revenues for the three months ended June 30, 2009 and 2008, and 80% and 71% of revenues for the six months ending June 30, 2009 and June 30, 2008, respectively.

International revenues (customers outside of the United States) accounted for 8.0% and 6.3% of total revenues for the three months ended June 30, 2009 and 2008, and 7.0% and 5.1% of total revenues for the six months ended June 30, 2009 and 2008.

5. Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings, other than the potential award to Hansen described in Note 1, will not have a material adverse effect on our financial position or results of operations. For discussion of our litigation with Hansen, see Note 1 at the subheading “Hansen Litigation” included in the notes to these unaudited consolidated financial statements as well as elsewhere in this Quarterly Report on Form 10-Q.

At June 30, 2009, we had an outstanding letter of credit in the amount of $479,667 to the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. In connection with the termination of our debt facility with Silicon Valley Bank, we retired the letter of credit and on July 16, 2009 provided a refundable cash deposit in the amount of $359,750 to the Industrial Development Authority.

In September 2008, our Luna Technologies Division executed a $2.0 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2008. As of June 30, 2009, approximately $1.5 million of the $2.0 million commitment remained.

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

In March 2004, we received a grant of $0.9 million from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009. In December 2008 we received a determination letter from the City of Danville that we had met 100% of the grant relating to job creation and 29% relating to capital expenditures. As a result, we recognized in 2008 approximately $668,000 of the grant as other income. As of June 30, 2009, we had not fully met the capital expenditure milestone, and on July 14, 2009, we were asked to refund approximately $107,965 of the original grant. We have recorded this potential liability within deferred liabilities in the accompanying balance sheet as of June 30, 2009.

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

Overview

We research, develop and commercialize innovative technologies in two primary areas of focus: instrumentation and test & measurement, sensing, and instrumentation products and healthcare products. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill large and unmet market needs and then take these technologies from the applied research stage through commercialization. Although revenues from product sales currently represent approximately a quarter of our total revenues, our goal is to invest in product development and commercialization, which we anticipate would lead to increased product sales growth. In the future, our goal is that revenues from product sales will represent a larger proportion of our total revenues. We anticipate that these revenues would reflect a broader and more diversified mix of products as to the extent we develop and commercialize new products.

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

Our revenues were $8.7 million and $9.9 million during the three months ended June 30, 2009 and 2008, respectively, and we had net losses of $2.4 million and $1.8 million for the same periods, respectively.

We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues decreased from $6.9 million to $6.4 million for the three month periods ended June 30, 2008 and June 30, 2009, respectively. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog (the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our backlog was $27.9 million as of June 30, 2009.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that has continued into the first quarter of 2009. This slowing of the economy has reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the rest of 2009 remains uncertain.

We incurred consolidated net losses of approximately $43.3 million and $3.7 million for the six month periods ended June 30, 2009 and 2008, respectively. While the magnitude of loss in 2009 was driven by accrual of a litigation reserve in the first quarter, we also expect to continue to incur future losses due to additional expenses driven in part by professional fees, which could be substantial due to future activity expected in connection with our Chapter 11 reorganization and our ongoing litigation with Hansen. Additionally, if we expand our business, we may also experience increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel, and expenses associated with public reporting and compliance obligations. As a result, we expect that we will continue to incur losses in 2009 and that these losses could be substantial.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development product sales and license payments. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. These revenues represent 78% of our total revenues for the six months ended June 30, 2009. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and currently represent approximately 22% of our total revenues for the six months ended June 30, 2009. Our license revenues comprise up-front license fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property as well as royalties, which currently represent an insignificant portion of our product and license revenues.

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

For the six months ending June 30, 2009, operating expenses include approximately $36.3 million related to the accrual of estimated losses from our litigation with Hansen and approximately $1.3 million in impairment charges recorded against goodwill and other intangible assets in our product and license business segment resulting from the potential litigation award. Our operating expense also includes an increase in our legal expenses related to the Hansen litigation and preparations for our filing for Chapter 11 reorganization on July 17, 2009.

We expect that we will continue to incur increased professional fees in future periods in connection with our reorganization under Chapter 11 and post-trial motions in the Hansen case and with any potential appeals or other strategies based on the ultimate outcome of the litigation. In the post-trial motions, we have asked the court to set aside the verdict in various respects, including through a reduction in the amount, and Hansen is seeking to recover additional amounts for its attorneys’ fees and exemplary damages up to approximately $26 million in the aggregate and to obtain certain equitable relief. Therefore, these additional amounts could be significant, even in relation to the damages awarded by the jury verdict, and thus exceed our existing loss contingency reserve and require us to record additional expense with respect of such additional amounts. In addition, we anticipate that our continuing legal fees associated with our reorganization under Chapter 11 will be significant.

Our operating expenses include stock-based compensation charges. We recorded stock-based compensation charges of approximately $1.6 million for the six months ended June 30, 2009. We also expect to record an aggregate stock-based compensation charge for stock options granted through June 30, 2009 of $5.3 million to be recognized in future periods through 2014.

Interest Income/Expense

As of June 30, 2009, there was no amount outstanding on our revolving credit facility. The primary sources of our interest expense during the three months ended June 30, 2009 relates to interest on our installment note due to Silicon Valley Bank, with $4.3 million outstanding as of June 30, 2009 in addition to our long-term note payable due to Carilion Clinic, with $5.0 million outstanding as of June 30, 2009. On July 15, 2009, we repaid the outstanding balance of the Silicon Valley Bank term loan and terminated the credit facility.

Our filing for reorganization under Chapter 11 on July 17, 2009 constituted an event of default under Section 4(b) of the Carilion notes. Pursuant to Section 5 of these notes, all of the Company’s obligations due under the notes are immediately and without notice due and payable without presentment, demand, protest or any other notice of any kind. Carilion may also require the Company to pay interest on the unpaid principal balance of the notes at a rate per annum equal to the rate that would otherwise be applicable pursuant to the notes plus five percent (5%).

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

Total revenues decreased 12% to $8.7 million for the three months ended June 30, 2009, from $9.9 million for the three months ended June 30, 2008. Approximately 41% of the decrease in revenues from the corresponding period in 2008 was due to decreased revenues from our Technology Development Division, and approximately 59% of the decrease was due to decreased product sales and product development revenues. We generated approximately $2.2 million in product sales in the second quarter of 2009 as compared with $2.9 million in the second quarter of 2008, a decrease of approximately 24%, due primarily to decreased sales of fiber optic test and measurement equipment by our Luna Technologies division, and a decrease in per unit price which was caused by a change in the product mix. There were more new OVA’s and OBR’s sold in 2008 versus refurbished units, lasers and EDAC® products in 2009.

A decrease in our technology development revenues contributed to our overall decrease in revenues for the second quarter of 2009 as compared with the second quarter of 2008. Technology development revenues decreased 7.2% to $6.4 million for the three months ended June 30, 2009 from $6.9 million for the corresponding 2008 period. This decrease in revenue is primarily attributable to the closing of the Physical Acoustics Group offices in Hampton Roads, Virginia, and lower revenues within our Advance Materials group, partially offset by growth in the Secure Computing and Communications group.

Cost of Revenues

Cost of revenues decreased 8.4% to $5.3 million for the three months ended June 30, 2009 from $5.8 million for the corresponding 2008 period. The main component of this overall decrease was a $0.4 million or 27% decrease in Product and Licensing cost of revenues consistent with the 24% decrease in product sales. Technology development cost of sales decreased approximately 3% accounting for approximately $0.1 million in decreased cost of revenues. This compares to a decrease of 7% in sales for technology development revenues. This difference is due to an increase in the indirect costs allocable to our technology development contracts.

Operating Expense

Operating expense decreased 4% to $5.6 million for the three months ended June 30, 2009 from $5.8 million for the corresponding quarter in 2008. This decrease is primarily attributable to reduced internal research and development costs related to our carbon nanomaterials as those resources have been focused toward contractual R&D programs, and, in addition, headcount and other G&A cost reductions. These reductions were offset by higher professional fees associated with our filing for Chapter 11 reorganization on July 17, 2009 and the Hansen litigation.

We expect that we will continue to incur increased professional fees in future periods in connection with our reorganization under Chapter 11 and post-trial motions in the Hansen case and with any potential appeals or other strategies based on the ultimate outcome of the litigation. In the post-trial motions, we have asked the court to set aside the verdict in various respects, including through a reduction in the amount, and Hansen is seeking to recover additional amounts for its attorneys’ fees and exemplary damages up to approximately $26 million in the aggregate and to obtain certain equitable relief. Therefore, these additional amounts could be significant, even in relation to the damages awarded by the jury verdict, and thus exceed our existing loss contingency reserve and require us to record additional expense with respect of such additional amounts. In addition, we anticipate that our continuing legal fees associated with our reorganization under Chapter 11 will be significant.

Other Income (Expense)

Net interest expense increased from approximately $34,000 for the three months ended June 30, 2008, to $139,875 for the three months ended June 30, 2009. This increase was attributable to an increase in interest payments due to the addition of a $5.0 million term loan from the Silicon Valley Bank debt facility. On July 15, 2009, we repaid the outstanding balance of the term loan and terminated the credit facility.

Approximately half of the interest expense incurred is attributable to the $5.0 million Silicon Valley Bank term loan, with the other half attributable to the interest expense incurred on our convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. Our filing for reorganization under Chapter 11 on July 17, 2009, constituted an event of default under Section 4(b) of the Carilion notes. Pursuant to Section 5 of these notes, all of the Company’s obligations due under the notes are immediately and without notice due and payable without presentment, demand, protest or any other notice of any kind. Carilion may also require the Company to pay interest on the unpaid principal balance of the notes at a rate per annum equal to the rate that would otherwise be applicable pursuant to the notes plus five percent (5%).

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

Total revenues decreased 9% to $17.2 million for the six months ended June 30, 2009, from $18.8 million for the six months ended June 30, 2008. This decrease was realized primarily in our product and license revenues. Product sales and product development revenues decreased 27% to $3.8 million for the six months ended June 30, 2009, as compared to $5.2 million for the six months ended June 30, 2008.

For the six months ended June 30, 2009 Product and Licensing revenue decreased $1.4 million or 27% versus the same period in 2008. This is primarily caused by a decrease of nine units sold in 2009 corresponding to a revenue decline of $0.7 million, and a decrease in product development revenue of $0.8 million due to a reduction in the number of active projects.

For the six months ended June 30, 2009 technology development revenues decreased 2% to $13.3 million in 2009 as compared with $13.5 million during the same period in 2008. This decrease was primarily due to a reduction in revenue by the closing of our Physical Acoustics Group Office in Hampton Roads, Virginia, a decrease in revenue in the nanotechnology contract research group and Materials Systems group; these declines were offset by a strong increase in revenue in the Secure Computing and Communications Group.

Cost of Revenues

Cost of revenues decreased 2% to $11.1 million for the six months ended June 30, 2009 from $11.3 million for the corresponding 2008 period. While Product and Licensing cost of revenue decreased $0.8 million or 30%, Technology Development costs of revenues increased $.6 million or 7% for the six months ended June 30, 2009 versus the same period in 2008.

Product and licensing cost of revenue decreased $0.8 million or 30% for the six months ended June 30, 2009, versus the same period in 2008. This reduction related directly to the 27% decrease in product and license revenue.

Technology development costs increased 7% to $9.2 million for the six months ended June 30, 2009 from $8.6 million in the same period in 2008 due to the indirect costs allocable to our Technology Development contracts.

Our overall gross margin declined as compared with the first six months of 2008. Our overall gross margin during the six months ended June 30, 2009 was 35% compared to 40% during the same period in 2008. During the six months ended June 30, 2009, technology development activity returned a gross margin of approximately 31% compared to 37% in the same period of 2008. Product and license activity returned a gross margin of 50% for the six months ended June 30, 2009, compared to 47% for the same period in 2008. The decrease in our overall gross margin was primarily attributable to our revenue mix, with a lower proportion of our revenues in 2009 coming from the higher- margin product and license segment of our business.

Operating Expense

Operating expense increased 337% to $48.4 million for the six months ended June 30, 2009, from $11.1 million for the corresponding period in 2008. This change is primarily due to the estimated loss recognized in conjunction with our litigation with Hansen of $36.3 million and associated impairment of goodwill and other intangible assets totaling $1.3 million in our product and license business segment, plus an increase in our legal expenses of $1.6 million related to the Hansen litigation and preparations for our filing for Chapter 11 reorganization on July 17, 2009. Excluding those charges, operating expenses were $9.2 million in the first six months of 2009, representing a decrease of $1.9 million from the corresponding period in 2008

We expect that we will continue to incur increased professional fees in future periods in connection with our reorganization under Chapter 11 and post-trial motions in the Hansen case and with any potential appeals or other strategies based on the ultimate outcome of the litigation. In the post-trial motions, we have asked the court to set aside the verdict in various respects, including through a reduction in the amount, and Hansen is seeking to recover additional amounts for its attorneys’ fees and exemplary damages up to approximately $26 million in the aggregate and to obtain certain equitable relief. Therefore, these additional amounts could be significant, even in relation to the damages awarded by the jury verdict, and thus exceed our existing loss contingency reserve and require us to record additional expense with respect of such additional amounts. In addition, we anticipate that our continuing legal fees associated with our reorganization under Chapter 11 will be significant.

Other Income (Expense)

Net interest expense increased from $9,700 in for the six months ended June 30, 2008 to approximately $299,000 for the six months ended June 30, 2009. This increase was attributable to a reduction in invested cash and lower interest rates, and an increase in interest expense due to the addition of a $5.0 million term loan from the Silicon Valley Bank debt facility in May of 2008.

The interest expense is primarily attributable to the loan facility with Silicon Valley Bank and our convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the six month period ended June 30, 2009, interest expense on such notes was approximately $150,000 and interest expense on the Silicon Valley term loan was approximately $127,000.

On July 15, 2009, we repaid the outstanding balance of the term loan and terminated the credit facility with Silicon Valley Bank. Our filing for reorganization under Chapter 11 on July 17, 2009 constituted an event of default under Section 4(b) of the Carilion notes. Pursuant to Section 5 of these notes, all of the Company’s obligations due under the notes are immediately and without notice due and payable without presentment, demand, protest or any other notice of any kind. Carilion may also require the Company to pay interest on the unpaid principal balance of the notes at a rate per annum equal to the rate that would otherwise be applicable pursuant to the notes plus five percent (5%).

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

On July 17, 2009, we filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), including a proposed plan of reorganization, in the United States Bankruptcy Court for the Western District of Virginia (the “Bankruptcy Court”) (altogether, the “Reorganization”). As a part of the Reorganization, we have asked the Bankruptcy Court to estimate the final value of Hansen’s claim against the Company in an amount not to exceed approximately $1.3 million. Hansen has opposed such motion and has filed a request for relief from stay so that the trial court in California can hear post-trial motions and issue a judgment in the case. The entry of judgment by the California trial court in an amount in excess of our ability to pay could have a significant impact on our plan of reorganization and the duration of time we are operating under Chapter 11.

As a part of our current plan of Reorganization, if approved, we expect to pay all allowed claims and emerge from bankruptcy. Hansen has objected to our motion for estimation of their claim by the Bankruptcy Court. Instead, Hansen has requested that the automatic stay provided in bankruptcy be lifted so that our litigation may continue in the California state courts. In the event that the case is allowed to proceed in California, we have asked the court to set aside the verdict in various respects, including through a reduction in the amount of the damages, and Hansen will seek to recover additional amounts for its attorneys’ fees and exemplary damages up to approximately $26 million in aggregate and to obtain certain equitable relief. These additional amounts could be significant, even in relation to the damages awarded by the jury verdict. Accordingly, we expect to continue to incur significant expenditures in future periods related to this matter.

We expect that the potential expected cash outflows required to pursue legal appeals or other strategies may limit our ability to pursue all of our plans for our business. Furthermore, the uncertainty as to the resolution of the litigation, as well as any potential impairments to our intellectual property rights stemming from the litigation, could limit our ability to raise new capital from investors to operate our business.

On May 21, 2008, we entered into a $10 million maximum debt facility with Silicon Valley Bank. Included in this facility was a four-year term debt of $5 million and a revolving line of credit facility available for the remaining balance. The facility had a total maximum debt capacity of $10 million. At June 30, 2009, there was an outstanding balance of $4.3 million under the term loan, and no outstanding balance under the revolving facility. Principal under the term loan was payable in 42 monthly installments beginning in January 2009. The loan terms required us to meet certain covenants relating to minimum adjusted EBITDA, and other specified financial ratios.

In December 2008, we entered into a First Amendment to Loan and Security Agreement with Silicon Valley Bank. The amendment adjusted interest rates under the $10 million debt facility, revised certain minimum EBITDA covenants under the facility, and added intellectual property to the assets securing the facility. The new interest rate on the revolving line of credit was a floating rate of the prime interest rate plus 1.0%, with a minimum rate of 5.0%. The new interest rate on the term loan was a floating rate of the prime interest rate plus 1.5%, with a minimum rate of 5.5%. As a result of the recognition of the estimated expense associated with our litigation with Hansen, as described more fully in Part II, Item 1 “Legal Proceedings”, we were not in compliance with some covenants associated with the term loan and the revolving line of credit. Accordingly, Silicon Valley Bank could have declared the balance of those debt facilities immediately due and payable. Furthermore, this non-compliance may have resulted in an interest rate increase under our debt facility in an amount equal to the default rate of an additional five percentage points. Silicon Valley Bank granted us forbearance from declaration of default through July 17, 2009 and withdrew our ability to obtain any new funding under the existing line of credit. On July 15, 2009, we repaid the outstanding balance of the term loan and terminated the credit facility, reducing our cash balance by approximately $4.2 million.

Also our bankruptcy filing and the accrual of the loss contingency for our litigation with Hansen may result in our being unable to remain listed on NASDAQ. As of June 30, 2009, our stockholders’ deficit was approximately $27 million, well below the minimum standard of stockholders’ equity of $10 million for continued listing on the NASDAQ Global Market. Furthermore, our market capitalization was well below $50 million, the alternative minimum market capitalization standard for such market, and we no longer have the requisite number of independent directors on our audit committee or our Board of Directors.

On July 17, we received a delisting notification from Nasdaq Stock Market Listing Qualifications Staff as a result of our filing for Reorganization. We filed an appeal of the proposed delisting, and our appeal was heard before the Nasdaq Listing Qualifications Hearings Panel on August 27, 2009. On September 8, 2009, we received notice that the Panel determined to transfer our shares of common stock from the NASDAQ Global Market to the NASDAQ Capital Market and continue listing our shares. The continued listing of our shares on the NASDAQ Capital Market is conditioned on (i) the filing of this Form 10-Q for the quarter ended June 30, 2009, on or before September, 9, 2009, (ii) the provision to the Panel of monthly updates and prompt notice of any events that would affect our ability to obtain compliance with the NASDAQ Capital Market’s applicable listing standards, including any events that may call into question our historical financial information or affect or indicate the probability of reducing the jury award in the Hansen case, and (iii) our emergence from reorganization under Chapter 11 of the Bankruptcy Code on or before December 31, 2009, and successful application for listing to the NASDAQ Capital Market, including compliance with the initial listing requirements. The Panel reserved the right to reconsider its determination based on further information; its determination is also subject to review by the Nasdaq Listing and Hearing Review Council.

We may not be able to meet the applicable standards for continued listing on the NASDAQ Capital Market, and our common stock could be delisted from the NASDAQ Capital Market if we are unable to obtain compliance in a timely or effective manner. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Finally, in the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets is expected to be extremely limited. These conditions have not improved through August 2009, and we experienced continued negative cash flow from operations in the three months ended June 30, 2009. The deteriorating economic and market conditions are not likely to improve significantly during 2009 and may continue past 2009 and could get worse.

As a result of the effects of our litigation with Hansen, our bankruptcy filing and the potential delisting of our common stock from the NASDAQ Capital Market, as well as the general economic conditions, we may be unable to pay our obligations in the normal course of business in 2009 or service our debt in a timely fashion. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, the successful resolution of our litigation with Hansen and our continued ability to obtain funding for working capital to operate our business. Our recent operating losses and negative cash flows, negative working capital, stockholders’ deficit and the uncertainty of our ability to successfully resolve our litigation with Hansen, among other factors, raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any further adjustments that might result from the ultimate and final outcome of these uncertainties.

Discussion of Cash Flows

Recent Activity

We used approximately $2.5 million and $1.0 million of net cash from operations during the six months ended June 30, 2009 and 2008, respectively. The increase in cash used in operations resulted from an increase in litigation expenses caused by our ongoing lawsuit with Hansen and our preparation for our filing for Reorganization.

Cash used in investing activities for the six months ended June 30, 2009 related primarily to the purchase of equipment and legal fees associated with securing patent rights to certain technology. Our overall cash used in investing activities was $0.2 million in the six months ended June 30, 2009, compared to $.8 million in the corresponding June 30, 2008 period. This decrease was split approximately evenly between a decrease in the purchase of equipment and a decrease in intellectual property investing in 2009 versus 2008.

We used approximately $0.7 million in financing activities for the six months ended June 30, 2009 compared to cash generated of $5.0 million in the same period of 2008. In the second quarter of 2008 we opened our Silicon Valley Bank loan of $5 million. The decrease in 2009 is primarily a repayment of principal to Silicon Valley Bank.

At June 30, 2009, total cash and cash equivalents were approximately $12.1 million. On July 15, we paid Silicon Valley Bank $4.2 million to retire the outstanding balance of the term loan and terminate the credit facility.

Summary of Contractual Obligations

We lease our facilities in Blacksburg, Charlottesville, Danville, McLean, and Roanoke, Virginia under operating leases that expire on various dates through December 2014 or under a month-to-month arrangement. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

We also lease certain computer equipment and software under capital lease agreements that expire through September 2013. The assets subject to these obligations are included in property and equipment on our consolidated balance sheet.

Our Luna Technologies Division has an agreement with a supplier to purchase tunable lasers and estimates its non-cancellable obligation to be approximately $1.5 million through 2009.

In March 2004, we received a grant of $0.9 million from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009, In December 2008 we received a determination letter from the City of Danville that we had met 100% of the grant relating to job creation and 29% relating to capital expenditures. As a result, we recognized in 2008 approximately $668,000 of the grant as other income. On July 14, 2009, we were asked to repay $107,965 under the Grant Agreement based on a computation of the pro rata amount of capital expenditures falling below required levels. We have classified this amount and the remaining unearned revenue of $88,750 as a current liability on our balance sheet as of June 30, 2009.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our exposure to market risk is limited to interest rate fluctuations due to changes in the general level of United States interest rates

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. As of June 30, 2009, we had $12.1 million deposited in cash and cash equivalents bearing a weighted-average annual interest rate of 0.01124%.

We were exposed to interest rate fluctuations as a result of our Silicon Valley Bank term loan and revolving debt facility both having interest rates subject to market fluctuations. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. The interest rate on our $5.0 million term loan with Silicon Valley Bank is prime plus 1.5%. The revolving debt facility and term loan have minimum interest rates of 5.0% and 5.5%, respectively. At June 30, 2009, the revolving debt facility and the term loan interest rates were 5.0% and 5.5%, respectively. Given the principal amount of our outstanding liabilities and scheduled payments to Silicon Valley Bank, a change in the prime interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $19,000. On July 15, 2009, we repaid the outstanding balance of the term loan and terminated the credit facility.

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

Foreign Currency Exchange Rate Risk

As of June 30, 2009, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Prior to and during the course of the trial, Hansen’s claims for conversion, unfair competition, aiding and abetting breach of fiduciary duty and intentional interference with contract were all dismissed. Hansen’s remaining claims for misappropriation of trade secrets, breach of contract, breach of implied covenant of good faith and fair dealing and fraud were submitted to a jury following a trial on the merits that concluded in April 2009. On April 21, 2009, a jury found in favor of Hansen on its breach of contract, breach of the covenant of good faith and fair dealing and misappropriation of trade secrets claims, and it awarded a verdict for $36.3 million against us. The jury did not find in favor of Hansen on its fraud claims against us, but it did find that our misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and potential appeals. In the post-trial motions we have asked the court to set aside the verdict in various respects, including through a reduction in the amount of the damages, and Hansen is seeking to recover additional amounts for its attorneys’ fees and exemplary damages up to approximately $26 million in the aggregate and to obtain certain equitable relief. Therefore, these additional amounts could be significant, even in relation to the damages awarded by the jury verdict.

As a part of the Reorganization, we have asked the Bankruptcy Court to estimate the final value of Hansen’s claim against the Company in an amount not to exceed approximately $1.3 million. Hansen has opposed such motion and has filed a request for relief from stay so that the trial court in California can hear post-trial motions and issue a judgment in the case. The entry of judgment by the California trial court in an amount in excess of our ability to pay could have a significant impact on our plan of reorganization and the duration of time we are operating under Chapter 11.

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

RISKS RELATING TO OUR BUSINESS

We have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code

On July 17, 2009, we filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States Bankruptcy Code (the ‘Bankruptcy Code”), including a proposed plan of reorganization, in the United States Bankruptcy Court for the Western District of Virginia (the “Bankruptcy Court”) (altogether, the “Reorganization”). We expect to continue to operate our business as a “debtor in possession” for the immediate future under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

During the Reorganization, our operations are subject to the risks and uncertainties associated with bankruptcy, including, but not limited to the following:

•	The Reorganization may adversely affect our business prospects and/or our ability to operate during the Reorganization.

•	The Reorganization may make it more difficult for us to attract new customers and retain current customers.

•	The Reorganization may cause our vendors and service providers to require stricter terms and conditions when dealing with us or cease their relationships with us.

•	The Reorganization will cause us to incur substantial costs for professional fees and other expenses associated with the bankruptcy.

•

The Reorganization may restrict our ability to pursue other business strategies. Among other things, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or to grant liens. These restrictions may place us at a competitive disadvantage.

•

Transactions by debtors, such as us, outside the ordinary course of business are subject to prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	We may not be able to obtain Bankruptcy Court approval or such approval may be delayed with respect to the actions we seek to undertake in the Reorganization.

•

We may be unable to retain and motivate key executives and employees through the process of Reorganization, and we may have difficulty attracting new employees, In addition, so long as we are in bankruptcy, our senior management will be required to spend a significant amount of time and effort dealing with the Reorganization instead of focusing exclusively on business operations.

•

There can be no assurances as to our ability to maintain sufficient financing sources to fund our Reorganization plan and meet our future obligations. There can be no assurance as to our ability to obtain sufficient financing on terms acceptable to us, if at all. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the tightening in the credit markets. These conditions and our Reorganization make it more difficult for us to obtain financing.

•

There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Reorganization that are acceptable to the Bankruptcy Court and our creditors, equity holders and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm one or more plans of reorganization, to appoint a trustee (who would then assume control of our assets and business), or to convert the case to a Chapter 7 liquidation case.

•	Even assuming a successful emergence from Chapter 11, there can be no assurance as to the overall long-term viability of our reorganized company.

We may not be able to obtain confirmation of our Reorganization plan; we may not be able to emerge from Reorganization and we may be liquidated; holders of our common stock may receive no distribution on account of their interests.

To successfully emerge from Reorganization as a viable entity, we will be required to meet certain statutory requirements with respect to adequacy of disclosure with respect to a Reorganization plan (the “Plan”), solicit and obtain the requisite acceptances of the Plan, and fulfill other statutory conditions for confirmation, including receipt of Bankruptcy Court approval of the Plan. We may not receive the requisite acceptances to confirm the Plan. Moreover, even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan.

On July 17, 2009, we filed the Plan and a Disclosure Statement with the Bankruptcy Court. If our Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that the Reorganization could be converted to a liquidation under Chapter 7 and we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity and stockholders would likely receive nothing from the liquidation.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Reorganization to each of these constituencies or what types or amounts of distributions, if any, they would receive. No assurance can be provided regarding the date any plan or plans of reorganization will be proposed, confirmed or consummated or regarding when any distributions could be made to parties in interest. A plan of reorganization or liquidation under Chapter 7 could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common stock is highly speculative.

If we are unsuccessful in the resolution of our litigation with Hansen Medical, Inc., our business may be materially harmed or fundamentally changed, and we may be required to take actions to reorganize, discontinue or liquidate part or all of our operations.

On June 22, 2007, Hansen Medical Inc., or Hansen, a company for which we had conducted certain research and performed certain services, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. We answered the complaint and vigorously defended ourselves in this matter. However, we subsequently withdrew all of our counterclaims prior to the matter proceeding to trial on the merits in March 2009. Prior to and during the course of the trial, several of Hansen’s claims were dismissed. Hansen’s remaining claims for misappropriation of trade secrets, breach of contract, breach of implied covenant of good faith and fair dealing and fraud with respect to our dealings with Hansen as well as a subsequent agreement with Intuitive Surgical, Inc. were submitted to a jury following a trial on the merits that concluded in April 2009. On April 21, 2009, a jury found in favor of Hansen on its breach of contract, breach of the covenant of good faith and fair dealing and misappropriation of trade secrets claims, and it awarded a verdict for $36.3 million against us. The jury did not find in favor of Hansen on its fraud claims against us, but it did find that our misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and potential appeals. In the post-trial motions we are asking the court to set aside the verdict in various respects, including through a reduction in the amount of the damages, and Hansen is seeking to recover additional amounts for its attorneys’ fees and exemplary damages up to approximately $26 million in the aggregate and to obtain certain equitable relief. These additional amounts could be significant, even in relation to the damages awarded by the jury verdict.

As a part of the Reorganization, we have asked the Bankruptcy Court to estimate the final value of Hansen’s claim against us. We believe the value should be no more than about $1.3 million. While we cannot currently determine the ultimate liability pursuant to this verdict, we recorded a contingent liability of $36.3 million in estimation of the potential loss on this litigation during the three months ended March 31, 2009. If we are unable to reduce the verdict prior to the rendering of a final judgment by the court or to reach a reasonable settlement with Hansen and depending on any equitable relief granted, we would be liable to pay substantial damages in excess of our liquid assets, and we could lose the ability to freely use or license others to use certain intellectual property. Any or all of the foregoing would materially harm our business, fundamentally change our business, and could result in our being required to take actions to discontinue operations or liquidate part or all of our operations.

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

In addition, several of our contracts may also provide opt-out or default provisions that trigger in the event that we file for protection under the Bankruptcy Code. The loss of these contracts may materially limit our ability to conduct our business.

As a result of the effects of our litigation with Hansen, the resulting impact on our debt facility with Silicon Valley Bank, the potential delisting of our common stock from the NASDAQ Capital Market, and our contracts as well as general economic conditions, we may be unable to pay our obligations in the normal course of business in 2009 or service our debt in a timely fashion. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, the successful resolution of our litigation with Hansen and our continued ability to obtain funding for working capital to operate our business. Our recent operating losses and negative cash flows, negative working capital, stockholders’ deficit and the uncertainty of our ability to successfully resolve our litigation with Hansen, among other factors, raise substantial doubt as to our ability to continue as a going concern.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 74% and 80% of our consolidated total revenues for the quarters ended June 30, 2009 and 2008, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

Our filing for reorganization may result in the U.S. Government canceling some of our research contracts and/or subcontracts and/or make it more difficult for us to obtain new research contracts or subcontracts. In addition, our filing for reorganization may discourage subcontractors or materials vendors from working with us on research contracts, thus increasing the foregoing risks.

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

We also derive a significant portion of our technology development revenues from SBIR contracts. SBIR revenues accounted for approximately 43% and 43% of our consolidated total revenues for the quarters ended June 30, 2009 and 2008, respectively. Contract research, including SBIR, will remain a significant portion of our consolidated total revenues for the foreseeable future. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from non-SBIR contract research.

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

We incurred consolidated net losses of approximately $6.3 million for the year ended December 31, 2008 and $43.3 million for the six months ended June 30, 2009. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

Because of the numerous risks and uncertainties associated with our business, the Reorganization and the impact of our litigation with Hansen, we are unable to predict when or if we will be able to achieve profitability again. If our revenues do not increase, or if our expenses increase at a greater rate than our revenues, we will continue to experience losses. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

The $36.3 million jury award in the Hansen case, our status in Reorganization and our potential delisting from NASDAQ could each make it extremely difficult to raise funds from any funding source.

If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in our initial public offering. Furthermore, such financings may jeopardize our ability to apply for SBIR grants or qualify for SBIR contracts or grants, and our dependence on SBIR grants may restrict our ability to raise additional outside capital. In addition, we may not be able to obtain continued SBIR funding, or other additional financing on terms favorable to us, if at all. In order to retain SBIR eligibility, we may be restricted in our ability to raise certain forms of equity capital from institutional investors. For example, in connection with the closing of our financing with Carilion Clinic on December 30, 2005, we were not able to raise all proceeds through the issuance of equity without potentially jeopardizing our SBIR eligibility, and we accordingly raised part of the capital through the issuance of senior convertible promissory notes. Under the terms of these notes, as amended, we agreed that we would not, or incur additional indebtedness other than under certain limited conditions. In addition, if we lose eligibility or elect to no longer compete for SBIR contracts prior to December 30, 2012, the holder of our $5.0 million senior convertible promissory note has the right, at its discretion, to convert some or all of the principal and interest amounts into shares of our common stock, which would result in further dilution to our existing stockholders.

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

The magnitude of the jury verdict in the Hansen case and the fact we are in Reorganization makes it difficult to attract new employees and retain employees, including because of their effect on the value or perceived value equity incentives we use as part of our compensation packages, the value of which could also be negatively affected by a potential NASDAQ delisting.

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

As a result of the magnitude of the jury verdict in the Hansen case and the Reorganization, vendors may not want to sell us products on normal credit terms, which could affect our supply of necessary components.

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

We need to expand our personnel resources to grow our business effectively. We believe that sustained growth at a higher rate will place a strain on our management, as well as on our other human resources. To manage this growth, we must continue to attract and retain qualified management, professional, scientific and technical and operating personnel. During 2008, the labor market, particularly for highly-specialized scientists and engineers remained tight. If we are unable to recruit a sufficient number of qualified personnel, we may be unable to staff and manage projects adequately; this may slow the rate of growth of our contract research revenue or our product development efforts.

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

In addition to the U.S. ownership eligibility criteria discussed above, to be eligible for SBA contracts and SBIR grants, the number of our employees including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2009, we, including all of our divisions, had approximately 205 full and part time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

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

If we are unable to secure third-party reimbursement for our health care products, including our EDAC® Product, our revenue and net loss could be adversely affected.

In both the United States and foreign markets where we intend to sell our medical products, third-party payers such as the government and health insurance companies are generally responsible for hospital and doctor reimbursement for medical products and services. Governments and insurance companies carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private insurance companies vary depending on the procedure performed, the third party involved, the insurance plan involved, and other factors. In the United States, reimbursement for medical procedures under the Medicare and Medicaid programs is administered by Centers for Medicare & Medicaid Services. Medicare reimburses both hospitals and physicians a pre-determined, fixed amount based on the procedure performed. This fixed amount is paid regardless of the actual costs incurred by the hospital or physician in furnishing the care and is often unrelated to the specific devices used in that procedure. Thus, any reimbursements that hospitals or physicians obtain for using our medical products will generally have to cover any additional costs that hospitals incur in purchasing such products.

Hospitals and medical centers to which we intend to sell our EDAC® product typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors’ for procedures performed with our products, or if governmental and private payors’ policies do not permit reimbursement for services performed using our products, demand for our product may be negatively impacted.

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

As of June 30, 2009, we had only partially met the remaining capital expenditure milestones, and, as a result, we recognized revenue of $35,035 in May of 2009. On July 14, 2009, we were asked to repay $107,965 under the Grant Agreement based on a computation of the pro rata amount of capital expenditures falling below required levels. We have classified this amount and the remaining unearned revenue of $88,750 as a current liability on our balance sheet as of June 30, 2009.

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

In general, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market our EDAC® product or other products for clinical use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Food, Drug, and Cosmetic Act, which has occurred in the case of the EDAC® product. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application, or PMA, for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfather status, we will be required to obtain FDA approval by submitting a PMA.

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

Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, protection of certain of our intellectual property may be unavailable or limited in the United States or in foreign countries, and certain of our products—including our Trimetasphere® carbon nanomaterials products—do not have foreign patent protection. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, or circumvented, and the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, and in the case of certain products no foreign patents were filed or can be filed. This could make it easier for competitors to capture or increase their market share with respect to related technologies. As in our litigation with Hansen Medical, Inc. described in Part II, Item 1 above, we could incur substantial costs to bring suits in which we may assert our patent rights against others or defend ourselves in suits brought against us. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

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

The Reorganization may give our licensors an additional right to cancel our licenses.

RISKS RELATING TO OUR COMMON STOCK

Reorganization may eliminate the value of our Common Stock

As described above, if our Plan is not confirmed or the amount of liability to Hansen is not significantly reduced, the value of our common stock may be eliminated as a part of our Reorganization or if we liquidate under Chapter 7 of the Bankruptcy Code.

We are not presently in compliance with all applicable continued listing requirements or standards of the NASDAQ Capital Market and NASDAQ could delist our common stock.

Our common stock has been listed on the NASDAQ Global Market. Our filing for reorganization under Chapter 11 and the accrual of the loss contingency for our litigation with Hansen, however, resulted in our noncompliance with applicable continued listing standards. As of June 30, 2009, our stockholders’ deficit was approximately $27 million, well below the minimum standard of stockholders’ equity of $10 million for continued listing on the NASDAQ Global Market. Furthermore, our market capitalization was well below $50 million, the alternative minimum market capitalization standard for such market, and we no longer have the requisite number of independent directors on our audit committee or our Board of Directors.

On July 17, we received a delisting notification from Nasdaq Stock Market Listing Qualifications Staff as a result of our filing for Reorganization. We filed an appeal of the proposed delisting, and our appeal was heard before the Nasdaq Listing Qualifications Hearings Panel on August 27, 2009. On September 8, 2009, we received notice that the Panel determined to transfer our shares of common stock from the NASDAQ Global Market to the NASDAQ Capital Market and continue listing our shares. The continued listing of our shares on the NASDAQ Capital Market is conditioned on (i) the filing of this Form 10-Q for the quarter ended June 30, 2009, on or before September, 9, 2009, (ii) the provision to the Panel of monthly updates and prompt notice of any events that would affect our ability to obtain compliance with the NASDAQ Capital Market’s applicable listing standards, including any events that may call into question our historical financial information or affect or indicate the probability of reducing the jury award in the Hansen case, and (iii) our emergence from reorganization under Chapter 11 of the Bankruptcy Code on or before December 31, 2009, and successful application for listing to the NASDAQ Capital Market, including compliance with the initial listing requirements. The Panel reserved the right to reconsider its determination based on further information; its determination is also subject to review by the Nasdaq Listing and Hearing Review Council.

We may not be able to meet the applicable standards for continued listing on the NASDAQ Capital Market, and our common stock could be delisted from the NASDAQ Capital Market if we are unable to obtain compliance in a timely or effective manner. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it may be difficult for us to raise additional capital if we are not listed on a major exchange. Also in such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

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

•	a reduction of contract research funding;

•	decisions by government agencies, academic institutions or corporations not to exercise contract options or to modify, curtail or terminate our major contracts;

•	failure to estimate or control contract costs;

•	adverse judgments or settlements in legal disputes;

•	expenses related to acquisitions, mergers or joint ventures; and

•	other one-time financial charges such as costs and losses related to our litigation with Hansen medical.

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2009

Not applicable.

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

The Company has long-term notes payable due to Carilion Clinic with $5.0 million outstanding as of June 30, 2009. Our filing for Reorganization on July 17, 2009 constituted an event of default under Section 4(b) of the Carilion notes. Pursuant to Section 5 of these notes, all of the Company’s obligations due under the notes are immediately and without notice due and payable without presentment, demand, protest or any other notice of any kind. Carilion may also require the Company to pay interest on the unpaid principal balance of the notes at a rate per annum equal to the rate that would otherwise be applicable pursuant to the note plus five percent (5%).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2009, we held our 2009 annual meeting of stockholders. At the meeting the following actions were voted upon:

(a)	Election of the following individual as Class III director to serve a three-year term expiring at the 2011 annual meeting of stockholders or until his successor has been elected and qualified:

Director	Votes For	Votes Withheld
Richard W. Rodel	7,306,236	188,682

The following directors’ terms of office continued after our 2009 annual meeting of stockholders: Kent A. Murphy, Ph.D., Edward G. Murphy, M.D., Bobbie Kilberg, N. Leigh Anderson, and Michael Daniels. Ms. Kilberg and Mr. Daniels have since resigned.

(b)	Ratification of the appointment of Grant Thornton, LLP as our independent registered public accounting firm for the year ending December 31, 2009.

Votes For	Votes Against	Abstained	Broker Non-Votes
7,377,787	102,376	14,755	None

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated
Date: September 9, 2009

	By:	/s/ Dale E. Messick
Dale E. Messick
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)

3.2 (2)	Amended and Restated Bylaws of the Registrant. (Exhibit 3.4)

10.1(3)	Forbearance Agreement by and among Silicon Valley Bank and Luna Innovations Incorporated and Luna Technologies, Inc., dated effective June 15, 2009. (Exhibit 99.1)

10.2(4)	Form of Indemnification Agreement. (Exhibit 10.1)

10.3(4)	Employment Agreement, dated July 16, 2009, by and between Mark Froggatt and Luna Innovations Incorporated. (Exhibit 10.2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 2, 2006 (file No. 333-131764). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated June 18, 2009 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated July 17, 2009 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.