Form 10-Q
period 2009-09-30
LUNA INNOVATIONS INC
filed 2009-11-13
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

☒  Yes            ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes            ☐  No

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

☐  Yes            ☒  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 12, 2009, there were approximately 11,269,000 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,653,856	$15,518,960
Accounts receivable, net	7,595,653	7,332,034
Refundable income taxes	98,092	98,092
Inventory	2,844,485	2,828,991
Other current assets	871,410	342,598

Total current assets	17,063,496	26,120,675
Property and equipment, net	4,408,594	5,363,957
Intangible assets, net	155,503	1,813,643
Deferred tax asset	—	600,000
Other assets	790,468	118,292

Total assets	$22,418,061	34,016,567

Liabilities and stockholders’ equity
Liabilities not subject to compromise:
Current Liabilities not subject to compromise;
Current portion of long term debt obligation	—	1,428,572
Current portion of capital lease obligation	9,469	17,396
Accounts payable	330,179	2,667,192
Accrued liabilities	2,212,131	5,161,308
Deferred credits	1,751,891	1,854,282

Liabilities not subject to compromise	4,303,670	11,128,750
Liabilities subject to compromise
Accounts payable	1,904,261	—
Accrued liabilities	3,514,143	—
Notes payable	5,000,000	—
Litigation reserve	36,303,643	—

Liabilities subject to compromise	46,722,047	—
Long-term debt obligation	—	8,571,428

Total liabilities	51,025,717	19,700,178

Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 11,266,862 and 11,137,882 shares issued and outstanding	11,266	11,138
Additional paid-in capital	40,375,326	37,960,928
Accumulated deficit	(68,994,248)	(23,655,677)

Total stockholders’ (deficit)/equity	(28,607,656)	14,316,389

Total liabilities and stockholders’ equity	$22,418,061	$34,016,567

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	6,538,041	$7,246,674	19,867,384	$20,795,697
Product and license revenues	2,336,884	3,456,872	6,162,875	8,706,075

Total revenues	8,874,925	10,703,546	26,030,259	29,501,772
Cost of revenues:
Technology development costs	4,179,518	4,983,336	13,348,527	13,558,984
Product and license costs	1,188,706	1,453,467	3,115,556	4,222,699

Total cost of revenues	5,368,224	6,436,803	16,464,083	17,781,683

Gross Profit	3,506,701	4,266,743	9,566,176	11,720,089
Operating expense:
Selling, general and administrative	3,892,238	4,330,358	13,033,818	13,727,316
Research, development, and engineering	660,836	1,041,172	2,343,176	2,738,983
Litigation reserve	—	—	36,303,643	—
Impairment of intangible assets	—	—	1,310,598	—
Reorganization expense	872,644	—	872,644	—

Total operating expense	5,425,718	5,371,530	53,863,879	16,466,299

Operating loss	(1,919,017)	(1,104,787)	(44,297,703)	(4,746,210)

Other income/(expense)
Litigation proceeds, net of related expenses	—	666,332	—	666,332
Other income/(expense)	—	793	(18,167)	793
Interest (expense),net	(124,208)	(36,323)	(422,702)	(45,345)

Total other income/(expense)	(124,208)	630,802	(440,869)	621,780

Loss before income taxes	(2,043,225)	(473,985)	(44,738,572)	(4,124,430)
Income tax expense	—	—	600,000	—

Net loss	$(2,043,225)	$(473,985)	$(45,338,572)	$(4,124,430)

Net loss per share:
Basic and Diluted	$(0.18)	$(0.04)	$(4.05)	$(0.38)

Weighted average shares:
Basic and Diluted	11,247,749	11,055,613	11,205,575	10,924,596

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2009	2008
	(unaudited)
Cash flows used in operating activities
Net loss	$(45,338,572)	$(4,124,430)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,504,211	1,425,857
Impairment of Intangible Assets	1,310,598	—
Share-based compensation	2,378,968	2,163,467
Reversal of deferred tax asset	600,000	—
Reorganization expense in excess of cash payments	88,210
Reorganization accrual	146,964
Change in assets and liabilities:
Accounts receivable	(263,620)	(698,641)
Refundable income taxes	—	5,401
Inventory	(1,181,901)	(1,029,786)
Other assets	(34,581)	(258,906)
Accounts payable and accrued expenses	(102,956)	1,493,982
Litigation reserve	36,303,643	—
Deferred credits	(102,391)	(294,499)

Net cash used in operating activities	(4,691,427)	(1,317,555)

Cash flows used in investing activities
Acquisition of property and equipment	(49,295)	(318,436)
Intangible property costs	(152,011)	(378,780)

Net cash used in investing activities	(201,306)	(697,216)

Cash flows (used in) from financing activities
Payments on capital lease obligations	(7,927)	(7,098)
Proceeds from (payment of) debt obligations	(5,000,000)	5,000,000
Proceeds from the exercise of options and warrants	35,556	156,189

Net cash (used in) from financing activities	(4,972,371)	5,149,091

Net change in cash	(9,865,104)	3,134,320
Cash and cash equivalents —beginning of period	15,518,960	12,046,945

Cash and cash equivalents —end of period	$5,653,856	$15,181,265

Supplemental disclosure of cash flow information

Cash paid during the period for:
Interest	$177,973	$88,382
Cash received during the period for:
Income taxes	$—	$5,401

Supplemental schedule of non-cash activities:

Warrants issued in connection with debt modification	$—	$58,194

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared in accordance with Accounting Standards Codification (ASC) 852, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. And in the opinion of management reflect all adjustments, consisting of only normal recurring accruals, with the exception of the litigation reserve explained below, considered necessary to present fairly our financial position at September 30, 2009 and results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Reorganization Expense

Reorganization expense under the bankruptcy filings are expenses that were incurred or realized by the Company as a result of the Chapter 11 reorganization and are presented separately in the Consolidated Statements of Income and Comprehensive Income. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings.

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

Debtor in Possession

On July 17, 2009, we filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States bankruptcy Code (the “Bankruptcy Code”), including a proposed plan of reorganization, under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Virginia (the “Bankruptcy Court”) (altogether, the “Reorganization”).

The Company, effective July 17, 2009 is operating as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the orders of the Bankruptcy Court.

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

Prior to and during the course of the trial, Hansen’s claims for conversion, unfair competition, aiding and abetting breach of fiduciary duty and intentional interference with contract were all dismissed. Hansen’s remaining claims for misappropriation of trade secrets, breach of contract, breach of implied covenant of good faith and fair dealing and fraud were submitted to a jury following a trial on the merits that concluded in April 2009. On April 21, 2009, a jury found in favor of Hansen on its breach of contract, breach of the covenant of good faith and fair dealing and misappropriation of trade secrets claims, and it awarded a verdict for $36.3 million against us. The jury did not find in favor of Hansen on its fraud claims against us, but it did find that our misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and potential appeals. In the post-trial motions we have asked the court to set aside the verdict in various respects, including through a reduction in the amount, and Hansen is seeking to recover additional amounts for its attorneys’ fees and exemplary damages and to obtain certain equitable relief. These additional amounts, which have not been accrued in our financial statements as of September 30, 2009, could be significant, even in relation to the damages awarded by the jury verdict.

As a part of the Reorganization, we have asked the Bankruptcy Court to estimate the final value of Hansen’s claim against the Company in an amount not to exceed more than approximately $1.3 million. Hansen has opposed such motion and has filed a request for relief from stay such that the trial court in California can hear post-trial motions and issue a judgment in the case. The entry of judgment by the California trial court could have a significant impact on our plan of reorganization and the duration of time we are operating under Chapter 11.

While we cannot currently determine the ultimate liability pursuant to this verdict, we recorded a contingent liability of $36.3 million in estimation of the potential loss related to this litigation during the three months ended March 31, 2009 as set forth in the jury verdict. If we are unable to reduce the verdict, through estimation, by the bankruptcy court or otherwise, prior to the rendering of a final judgment by the court or to reach a reasonable settlement with Hansen, and depending on any equitable relief granted, we would be liable to pay substantial damages in excess of our liquid assets, and we could lose the ability to freely use or license others to use certain intellectual property. Any or all of the foregoing would materially harm our business, fundamentally change our business, and could result in our being required to take actions to discontinue operations or liquidate part or all of our operations.

Classification of Liabilities Not Subject to Compromise

Liabilities not subject to compromise include all liabilities incurred after the Petition Date.

All liabilities incurred prior to the Petition Date are considered liabilities subject to compromise. These amounts represent the Company’s estimates of known or potential pre-petition date claims that are likely to be resolved in connection with the bankruptcy filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. There can be no assurance that the liabilities of the Company will not be found to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of the Company’s stockholders being diluted or eliminated entirely.

Going Concern

As noted above, on July 17, 2009, we filed a voluntary petition for relief in order to reorganize under the Bankruptcy Code and since that date have been operating as a “debtor in possession.”

We have prepared the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have a history of net losses from 2005 through the nine months ended September 30, 2009, attributable to our operations and other charges.

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

On July 17, 2009 we received a delisting notification from NASDAQ as a result of our filing for reorganization under Chapter 11. On July 30, 2009, we received an additional notice of deficiency from NASDAQ indicating that we no longer complied with the independent director requirement as set forth in Rule 5605. We have filed an appeal of delisting, and our appeal was heard before NASDAQ on August 27, 2009. We received notice on September 8, 2009, that the NASDAQ Listing Qualifications Hearings Panel (the “Panel”) determined to transfer the Company’s shares of common stock from the NASDAQ Global Market to the NASDAQ Capital Market and continue listing of its shares. The Company’s continued listing on the NASDAQ Capital Market is conditioned on (i) the filing of its Form 10-Q for the quarter ended June 30, 2009, on or before September 9, 2009, (ii) the provision to the Panel of monthly updates and prompt notice of any events that would affect its ability to obtain compliance with the NASDAQ Capital Market’s applicable listing standards, and (iii) the Company’s emergence from reorganization under Chapter 11 of the U.S. Bankruptcy Code on or before December 31, 2009, and successful application for initial listing to the NASDAQ Capital Market.

In addition, we are not presently in compliance with the initial listing requirements and standards of the NASDAQ Capital Market set forth in Rule 5505, including the following requirements: (1) minimum bid price of $4 per share; (2) stockholder’s equity of at least $5 million; and (3) a market value of publicly held shares of at least $15 million. There can be no assurances that we will have completed the Reorganization and complied with such listing requirements on or before December 31, 2009 or that such compliance date can be extended. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Finally, in the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets is expected to be extremely limited. These conditions have not improved through November 2009, and we experienced continued negative cash flow from operations in the nine months ended September 30, 2009. The deteriorating economic and market conditions are not likely to improve significantly during 2009 and may continue past 2009 and could get worse.

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

We compute net loss per share in accordance with ASC 260. Basic per share data is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common shareholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the “if-converted method.”

The effect of 4,761,098 and 5,176,979 common stock equivalents at September 30, 2009 and 2008, respectively, are ignored, as they are antidilutive to earnings per share. In addition, the conversion of $5.0 million in convertible promissory notes would have been antidilutive for such period

Share Based Compensation

We have a stock-based compensation plan, which is described further in Note 9 to the Financial Statements in our Form 10-K as filed with the Securities and Exchange Commission on March 16, 2009. We apply ASC 718 in determining the compensation expense recognized under our stock-based compensation plan. Compensation expense is computed using the Black-Scholes option pricing model. We amortize share-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Risk-free interest rate	2.91 to 3.38%	3.8 – 4.0%
Expected life of option (years)	7.5	7.5
Expected stock price volatility	83.00 to 113.59%	63%
Expected dividend yield	—	—

The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility for the nine months ended September 30, 2008, is based upon the average volatility of comparable public companies due to the lack of historical market price data for our stock on such date. Expected volatility for the nine months ended September 30, 2009 is based upon the actual volatility of Luna common stock. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding					Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average		Aggregate Intrinsic Value	Number of Shares	Weighted Average	Aggregate Intrinsic Value (1)
Balance, December 31, 2008	4,800,446	$0.35 - $8.20	$2.53		$2,853,667	2,967,610	$1.28	$2,665,403
Granted	257,000	$1.70	$1.70
Exercised	(30,554)	$0.35	$0.35
Canceled	(240,704)	$0.35 - $6.55	$2.10

Balance, March 31, 2009	4,786,188	$0.35 - $8.20	$2.53		$1,149,760	3,015,116	$1.40	$1,120,766
Granted	423,950	$0.82 - $1.73	$0.83
Exercised	(27,939)	$0.35	$0.35
Canceled	(323,060)	$0.35 -$ 6.74	$1.60

Balance, June 30, 2009	4,859,139	$0.35 - $8.20	$2.45		$200,709	2,900,220	$1.46	$200,537
Granted	124,000	$0.61 - $0.65	$0.63
Exercised	(39,252)	$0.35	$0.35
Canceled	(218,270)	$0.35 - $6.00	$1.26

Balance, September 30, 2009	4,725,617	$0.35 - $8.20	$2.47	(1)	$3,487,260	2,768,576	$1.58	$2,632,922

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the price of $2.15, which was the closing price of the Company’s Common Stock on the NASDAQ Capital Market on September 30, 2009.

At September 30, 2009, our 4.7 million outstanding stock options had a weighted average remaining contractual term of 7.1 years, and of these 2.8 million are exercisable and have a weighted average remaining contractual term of 6.0 years. The aggregate intrinsic value of grants exercised during the three months ending September 30, 2009 and 2008 was approximately $2,500 and $0.5 million, respectively. The total aggregate intrinsic value represents the total amount by which the fair market value of stock exceeded the exercise price for options exercised.

For the three months ended September 30, 2009 and 2008, we recognized $799,462 and $740,565 in share-based payment expense and for the nine months ended September 30, 2009 and 2008, we recognized $2.4 million and $2.2 million in share-based payment expense. We expect to recognize approximately $4.7 million over the remaining requisite service period of approximately five years for options outstanding as of September 30, 2009.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax to be applicable to the full fiscal year. A deferred tax asset of $600,000 was recorded as of December 31, 2008, based upon management’s assessment at that time that the benefit was more likely than not, to be realized in future periods. During 2009 the Company recorded a full valuation allowance against the deferred tax asset due to management’s current assessment that the asset is no longer more likely than not to be realized.

Impairment of Goodwill and Other Intangible Assets

As a result of the expense recognized with the Hansen litigation and in accordance with ASC 350 and ASC 360 the Company assessed the continued value of its goodwill and other intangible assets. Our analysis of future expected net cash flows, both on a discounted and on an undiscounted basis, indicated that these assets were impaired as of March 31, 2009 and, accordingly, during the first quarter of 2009 we recorded an asset impairment charge of $1.3 million.

Inventory

Inventory consists of finished goods and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at September 30, 2009 and December 31, 2008 were $45,797 and $43,000, respectively.

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

Long term debt obligations at December 31, 2008, and Liabilities subject to compromise at September 30, 2009, include $5.0 million payable to Carilion. Our filing for Reorganization on July 17, 2009 constituted an event of default under Section 4(b) of the Carilion notes. Pursuant to Section 5 of these notes, all of the Company’s obligations due under the notes may be immediately and without notice due and payable without presentment, demand protest or any other notice of any kind. Carilion may also require the Company to pay interest on the unpaid principal balance of the notes at a rate per annum equal to the rate that would otherwise be applicable pursuant to the notes plus five percent (5%).

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

As of June 30, 2009, we adopted SFAS No. 165, “Subsequent Events as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements. We performed our assessment of subsequent events through November 9, 2009 and all material events or transactions since September 30, 2009 have been integrated into our disclosures in the accompanying consolidated financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have any impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.

The FASB issued a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. This accounting standard will be applicable should the Company have an acquisition in the future.

New Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the FASB Accounting Standards Codification (the Codification) to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

2.	Line of Credit & Debt Facility

On May 21, 2008, we entered into a $10 million maximum debt facility with Silicon Valley Bank. Included in this facility was a four year term debt of $5 million and a revolving line of credit facility available for the remaining unused balance. At June 30, 2009, there was an outstanding balance of approximately $4.3 million under the term loan, and no outstanding balance under the revolving facility. As part of the facility, Silicon Valley Bank issued a $479,667 letter of credit on our behalf to the Industrial Development Authority of Montgomery County, Virginia, as required under an office lease. Our revolving debt facility and term loan provided that if an event of default, as such term was defined in the Loan and Security Agreement, occurred, the obligations would bear interest at a rate that was five percentage points per annum above the applicable rate following such event. Events of default included, but were not limited to, such events as a material adverse change (as defined in the Loan and Security Agreement), insolvency, missed payments, judgments against us in excess of $250,000, breach of covenants, and other events specified in the Loan and Security Agreement. As a result of the estimated litigation reserve liability recognized during the three months ended March 31, 2009 and recorded based on the jury verdict awarded against us in connection with our litigation with Hansen Medical, Inc., we were not in compliance with certain of the financial covenants associated with the term loan and the revolving line of credit. Accordingly, Silicon Valley Bank could have declared the balance of those debt facilities immediately due and payable. Furthermore, this non-compliance could have resulted in an interest rate increase under our debt facility in an amount equal to the aforementioned default rate of an additional five percentage points. In June 2009, Silicon Valley Bank agreed to forebear the declaration of a default through July 17, 2009. On July 15, 2009, we repaid the outstanding balance of the term loan and terminated the credit facility.

3.	Stockholders’ Equity

For the nine months ended September 30, 2009, our stockholders’ equity changed as follows:

	Common Stock		Additional Paid-in Capital
	Shares	$	$
Balances, December 31, 2008	11,137,882	$11,138	$37,960,928
Exercise of stock options	30,554	30	10,781
Share-based compensation	12,761	13	789,511

Balances, March 31, 2009	11,181,197	11,181	38,761,220

Exercise of stock options	27,939	27	9,855
Share-based compensation	700	1	779,518

Balances, June 30, 2009	11,209,836	11,209	39,550,593

Exercise of stock options	36,252	36	12,791
Share-based compensation	20,774	21	811,942

Balances, September 30, 2009	11,266,862	$11,266	$40,375,326

4.	Operating Segments

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

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Technology Development Revenue	$6,538,041	$7,246,674	$19,867,384	$20,795,697
Product and License Revenue	2,336,884	3,456,872	6,162,875	8,706,075

Total Revenue	$8,874,925	$10,703,546	$26,030,259	$29,501,772

Technology Development Operating Loss	$(1,037,365)	(211,379)	$(2,994,493)	$(802,505)
Product and License Operating Loss	(881,652)	(893,408)	(41,303,210)	(3,943,705)

Total Operating Loss	$(1,919,017)	(1,104,787)	$(44,297,703)	$(4,746,210)

Additional segment information is as follows:

	September 30, 2009	December 31, 2008
Total segment assets:
Technology Development	$16,320,631	$28,780,494
Product and License	6,097,430	5,236,073

Total	$22,418,061	$34,016,567

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 76% and 70% of total consolidated revenues for the three months ended September 30, 2009 and 2008, and 79% and 70% of revenues for the nine months ending September 30, 2009 and September 30, 2008, respectively.

International revenues (customers outside of the United States) accounted for 6.7% and 7.0% of total revenues for the three months ended September 30, 2009 and 2008, and 6.9% and 6.0% of total revenues for the nine months ended September 30, 2009 and 2008.

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

In September 2008, our Luna Technologies Division executed a $2.0 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2008. As of September 30, 2009, approximately $1.3 million of the $2.0 million commitment remained.

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

In March 2004, we received a grant of $0.9 million from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009. In December 2008 we received a determination letter from the City of Danville that we had met 100% of the grant relating to job creation and 29% relating to capital expenditures. As a result, we recognized in 2008 approximately $668,000 of the grant as other income. As of June 30, 2009, we had not fully met the capital expenditure milestone, and on July 14, 2009, we were asked to refund approximately $107,965 of the original grant. We have recorded this potential liability within deferred liabilities in the accompanying balance sheet as of September 30, 2009.

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

Overview

We research, develop and commercialize innovative technologies in two primary areas of focus: instrumentation and test & measurement, sensing, and instrumentation products and healthcare products. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill large and unmet market needs and then take these technologies from the applied research stage through commercialization. Although revenues from product sales currently represent approximately a quarter of our total revenues, our goal is to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues. In addition, we anticipate that these revenues will reflect a broader and more diversified mix of products as to the extent we develop and commercialize new products.

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

Our revenues were $8.9 million and $10.7 million during the three months ended September 30, 2009 and 2008, respectively, and we had net losses of $2.0 million and $0.5 million for the same periods, respectively.

We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues decreased from $7.2 million to $6.5 million for the three-month periods ended September 30, 2008 and September 30, 2009, respectively. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog (the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our backlog was $25.7 million as of September 30, 2009.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that has continued into the third quarter of 2009. This slowing of the economy has reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the rest of 2009 remains uncertain.

We incurred consolidated net losses of approximately $45.3 million and $4.1 million for the nine month periods ended September 30, 2009 and 2008, respectively. While the magnitude of loss in 2009 was driven by accrual of a litigation reserve in the first quarter, we also expect to continue to incur future losses due to additional expenses driven in part by professional fees, which could be substantial due to future activity expected in connection with our Chapter 11 reorganization and our ongoing litigation with Hansen. Additionally, if we expand our business, we may also experience increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel, and expenses associated with public reporting and compliance obligations. As a result, we expect that we will continue to incur losses in 2009 and that these losses could be substantial.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development product sales and license payments. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. These revenues represent 76% of our total revenues for the nine months ended September 30, 2009. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and currently represent approximately 24% of our total revenues for the nine months ended September 30, 2009. Our license revenues comprise up-front license fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property as well as royalties, which currently represent an insignificant portion of our product and license revenues.

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

For the nine months ending September 30, 2009, operating expenses include approximately $36.3 million related to the accrual of estimated losses from our litigation with Hansen and approximately $1.3 million in impairment charges recorded against goodwill and other intangible assets in our product and license business segment resulting from the potential litigation award. Our operating expense also includes an increase in our legal expenses related to Hansen litigation and preparations for our filing for Chapter 11 reorganization on July 17, 2009.

We expect that we will continue to incur increased professional fees in future periods in connection with our reorganization under Chapter 11, and, unless we are able to settle this litigation with Hansen, in connection with post-trial motions in the case and with any potential appeals, or other strategies based on the ultimate outcome of the litigation. In the post-trial motions, we have asked the court to set aside the verdict in various respects, including through a reduction in the amount, and Hansen is seeking to recover additional amounts for its attorneys’ fees and exemplary damages and to obtain certain equitable relief. These additional amounts could be significant, even in relation to the damages awarded by the jury verdict, and thus exceed our existing loss contingency reserve and require us to record additional expense with respect of such additional amounts. In addition, we anticipate that our continuing legal fees associated with our reorganization under Chapter 11 will be significant.

Our operating expenses include stock-based compensation charges. We recorded stock-based compensation charges of approximately $2.4 million for the nine months ended September 30, 2009. We also expect to record an aggregate stock-based compensation charge for stock options granted through September 30, 2009 of $4.7 million to be recognized in future periods through 2014.

Interest Income/Expense

On July 15, 2009, we repaid the outstanding balance of our term loan with Silicon Valley Bank and terminated the credit facility. Our interest expense during the three months ended September 30, 2009 relates to interest paid to Silicon Valley Bank during the open period and the expense recognition of certain deferred fees associated with opening the facility in 2008. In addition, interest expense during the quarter includes amounts accrued with respect to our long-term note payable due to Carilion Clinic, with $5.0 million outstanding as of September 30, 2009.

Our filing for reorganization under Chapter 11 on July 17, 2009 constituted an event of default under Section 4(b) of the Carilion notes. Pursuant to Section 5 of these notes, all of the Company’s obligations due under the notes are immediately and without notice due and payable without presentment, demand, protest or any other notice of any kind.

Interest income includes amounts earned on our cash deposits with financial institutions.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

Total revenues decreased 17% to $8.9 million for the three months ended September 30, 2009, from $10.7 million for the three months ended September 30, 2008. Approximately 39% of the decrease in revenues from the corresponding period in 2008 was due to decreased revenues from our Technology Development Division, and approximately 61% of the decrease was due to decreased product sales and product development revenues.

We generated approximately $2.3 million in product sales in the third quarter of 2009 as compared with $3.5 million in the third quarter of 2008, a decrease of approximately 32%, due primarily to a decrease of seven unit sales in our fiber optic test and measurement products.

Technology development revenues decreased 10.0% to $6.5 million for the three months ended September 30, 2009 from $7.2 million for the corresponding 2008 period. This decrease in revenue is primarily due to a decrease in contract research activities in our Optical Systems Group, and our Materials Systems Group in addition to the closing of our Hampton Roads facility. These decreases were partially offset by an increase in our Secure Computing Group.

Cost of Revenues

Cost of revenues decreased 17% to $5.4 million for the three months ended September 30, 2009 from $6.4 million for the corresponding 2008 period. Technology development cost of revenues decreased 16% compared to the revenue decline of 10% in this segment. This additional decline in costs was primarily due to lower overhead expenses reflecting our cost reduction activities. Product and license cost of revenue decreased 18% compared to the revenue decrease of 32%. This is due primarily to a higher than normal average sales price of about $15,000 during 2008.

Operating Expense

Operating expense was flat at approximately $5.4 million for the quarters ending September 30, 2008 and 2009. While our operating expense was flat year over year, our professional fees remain high and we expect that we will continue to incur increased professional fees in future periods in connection with our reorganization under Chapter 11 and our ongoing litigation with Hansen. During the three months ended September 30, 2009 we incurred approximately $1.6 million with respect to these activities compared to $0.5 million in the third quarter of 2008. Excluding these legal fees, operating expenses would have decreased $1.0 million, or 20% due to the company’s overall expense reduction initiatives throughout 2009. We anticipate that our continuing legal fees associated with our reorganization under Chapter 11 and the Hansen litigation will be significant.

Other Income (Expense)

Net interest expense increased from approximately $36,323 for the three months ended September 30, 2008, to $124,208 for the three months ended September 30, 2009. This difference is attributable to a decrease in interest revenue from our invested funds.

Approximately 60% of the interest expense incurred is attributable to our convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principle of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. Our filing for reorganization under Chapter 11 on July 17, 2009, constituted an event of default under Section 4(b) of the Carilion notes. Pursuant to Section 5 of these notes, all of the Company’s obligations due under the notes are immediately and without notice due and payable without presentment, demand, protest or any other notice of any kind. Carilion may also require the Company to pay interest on the unpaid principal balance of the notes at a rate per annum equal to the rate that would otherwise be applicable pursuant to the notes plus five percent (5%).

The majority of the remainder of the interest expense was for our $5.0 million Silicon Valley Bank term loan. On July 15, 2009, we repaid the outstanding balance of the term loan and terminated the credit facility.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

Total revenues decreased 11.8% to $26.0 million for the nine months ended September 30, 2009, from $29.5 million for the nine months ended September 30, 2008. This decrease was realized primarily in our product and license revenues. Product sales and product development revenues decreased 29% to $6.2 million for the nine months ended September 30, 2009, as compared to $8.7 million for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009 Product and Licensing revenue decreased $2.5 million or 29% versus the same period in 2008. This is primarily caused by a decrease of 16 units sold in 2009 corresponding to a revenue decline of $1.6 million, and a decrease in product development revenue of $1.0 million due to a reduction in the number of active projects.

For the nine months ended September 30, 2009 technology development revenues decreased 5% to $19.9 million in 2009 as compared with $20.8 million during the same period in 2008. This decrease was primarily due to a reduction in revenue by the closing of our Hampton Roads, Virginia office, a decrease in revenue in the nano technology contract research group and Materials Systems group; these declines were offset by a strong increase in revenue in the Secure Computing and Communications Group.

Cost of Revenues

Cost of revenues decreased 7.4% to $16.5 million for the nine months ended September 30, 2009 from $17.8 million for the corresponding 2008 period. Product and Licensing cost of revenue accounted for $1.1 million of this decrease or 84%, while technology development cost of revenues accounted for only $0.2 million or 16% of the decrease.

Product and licensing cost of revenue decreased $1.1 million or 26% for the nine months ended September 30, 2009, versus the same period in 2008. This reduction related directly to the 30% decrease in product and license revenue.

Technology development remained relatively flat at $13.3 million for the nine months ending September 30, 2009 versus $13.6 million for the same period in 2008.

Our overall gross margin declined as compared with the first nine months of 2008. Our overall gross margin during the nine months ended September 30, 2009 was 37% compared to 40% during the same period in 2008. During the nine months ended September 30, 2009, technology development activity returned a gross margin of approximately 33% compared to 35% in the same period of 2008. Product and license activity returned a gross margin of 49% for the nine months ended September 30, 2009, compared to 52% for the same period in 2008. The decrease in our overall gross margin was primarily attributable to our revenue mix, with a lower proportion of our revenues in 2009 coming from the higher- margin product and license segment of our business.

Operating Expense

Operating expense increased 227% to $53.9 million for the nine months ended September 30, 2009 from $16.5 million for the corresponding period in 2008. This change is primarily due to the estimated loss recognized in conjunction with our litigation with Hansen of $36.3 million and associated impairment of goodwill and other intangible assets totaling $1.3 million in our product and license business segment.

We expect that we will continue to incur increased professional fees in future periods in connection with our reorganization under Chapter 11 and post-trial motions in the Hansen case and with any potential appeals, or other strategies based on the ultimate outcome of the litigation. In the post-trial motions, we have asked the court to set aside the verdict in various respects, including through a reduction in the amount, and Hansen is seeking to recover additional amounts for its attorneys’ fees and exemplary damages and to obtain certain equitable relief. These additional amounts could be significant, even in relation to the damages awarded by the jury verdict, and thus exceed our existing loss contingency reserve and require us to record additional expense with respect of such additional amounts. In addition, we anticipate that our continuing legal fees associated with our reorganization under Chapter 11 will be significant.

Other Income (Expense)

Net interest expense increased from $45,000 in for the nine months ended September 30, 2008 to approximately $423,000 for the nine months ended September 30, 2009. This increase was attributable to a reduction in invested cash and lower interest rates, and an increase in interest expense due to the addition of a $5.0 million term loan from the Silicon Valley Bank debt facility in May of 2008.

The interest expense is primarily attributable to the loan facility with Silicon Valley Bank and our convertible promissory notes issued to Carilion Clinic on December 30, 2005. These notes have an aggregate outstanding principal of approximately $5.0 million and accrue simple interest at a rate of 6.0% per year. During the nine month period ended September 30, 2009 and for the same period in 2008, interest expense on such notes was approximately $227,000 and interest expense on the Silicon Valley term loan was approximately $172,000 versus approximately $84,000 during the same period in 2008, due to a longer term in 2009 and the expense recognition of certain deferred fees loan fees.

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

On July 17, 2009, we filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), including a proposed plan of reorganization, under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Virginia (the “Bankruptcy Court”) (altogether, the “Reorganization”). As a part of the Reorganization, we have asked the Bankruptcy Court to estimate the final value of Hansen’s claim against the Company in an amount not to exceed more than approximately $1.3 million Hansen has opposed such motion and has filed a request for relief from stay such that the trial court in California can hear post-trial motions and issue a judgment in the case. The entry of judgment by the California trial court could have a significant impact on our plan of reorganization and the duration of time we are operating under Chapter 11.

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

On July 17, we received a delisting notification from NASDAQ as a result of our filing for Reorganization. On July 30, 2009, we received an additional notice of deficiency from NASDAQ indicating that we no longer complied with the independent director requirement as set forth in Rule 5605. We filed an appeal of delisting, and our appeal was heard before NASDAQ on August 27, 2009. We received notice on September 8, 2009, that the NASDAQ Listing Qualifications Hearings Panel (the “Panel”) has determined to transfer the Company’s shares of common stock from the NASDAQ Global Market to the NASDAQ Capital Market and continue listing of its shares. The Company’s continued listing on the NASDAQ Capital Market is conditioned on (i) the filing of its Form 10-Q for the quarter ended June 30, 2009, on or before September 9, 2009, (ii) the provision to the Panel of monthly updates and prompt notice of any events that would affect its ability to obtain compliance with the NASDAQ Capital Market’s applicable listing standards, and (iii) the Company’s emergence from reorganization under Chapter 11 of the U.S. Bankruptcy Code on or before December 31, 2009, and successful application for initial listing to the NASDAQ Capital Market.

In addition, we are not presently in compliance with the initial listing requirements and standards of the NASDAQ Capital Market forth in Rule 5505, including the following requirements: (1) minimum bid price of $4 per share; (2) stockholder’s equity of at least $5 million; and (3) a market value of publicly held shares of at least $15 million. There can be no assurances that we will have completed the Reorganization and complied with such listing requirements on or before December 31, 2009 or that such compliance date can be extended. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Finally, in the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets is expected to be extremely limited. These conditions have not improved through August 2009, and we experienced continued negative cash flow from operations in the three months ended September 30, 2009. The deteriorating economic and market conditions are not likely to improve significantly during 2009 and may continue past 2009 and could get worse.

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

Discussion of Cash Flows

Recent Activity

We used approximately $4.7 million and $1.3 million of net cash from operations during the nine months ended September 30, 2009 and 2008, respectively. The increase in cash used in operations resulted from an increase in litigation expenses caused by our ongoing lawsuit with Hansen and our preparation for our filing for Reorganization.

Cash used in investing activities for the nine months ended September 30, 2009 related primarily to the purchase of property and equipment and legal fees associated with securing patent rights to certain technology. Our overall cash used in investing activities was $0.2 million in the nine months ended September 30, 2009, compared to $.7 million in the nine months ended September 30, 2008. This decrease was split approximately evenly between a decrease in the purchase of property, plant and equipment, and a decrease in intellectual property investing in 2009 versus 2008.

We used approximately $5.0 million in financing activities for the nine months ended September 30, 2009 compared to cash generated of $5.1 million in the same period of 2008. In the second quarter of 2008 we opened our Silicon Valley Bank loan of $5 million. During the first nine months of 2009 we repaid the outstanding balance of our loan with Silcon Valley Bank and terminated the credit facility.

At September 30, 2009, total cash and cash equivalents were approximately $5.7 million. On July 15, we paid Silicon Valley Bank $4.2 million to retire the outstanding balance of the term loan and terminate the credit facility.

Summary of Contractual Obligations

We lease our facilities in Blacksburg, Charlottesville, Danville, McLean, and Roanoke, Virginia under operating leases that expire on various dates through December 2014 or under a month-to-month arrangement. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

We also lease certain computer equipment and software under capital lease agreements that expire at various dates through September 2013. The assets subject to these obligations are included in property and equipment on our consolidated balance sheet.

Our Luna Technologies Division has an agreement with a supplier to purchase tunable lasers and estimates its non-cancellable obligation to be approximately $1.3 million through 2009.

In March 2004, we received a grant of $0.9 million from the City of Danville, Virginia under a Grant Agreement to support the expansion of economic and commercial growth within the City. Under the Grant Agreement, we agreed to locate a nanomaterials manufacturing and research facility and maintain its operations in Danville until March 25, 2009, In December 2008 we received a determination letter from the City of Danville that we had met 100% of the grant relating to job creation and 29% relating to capital expenditures. As a result, we recognized in 2008 approximately $668,000 of the grant as other income. On July 14, 2009, we were asked to repay $107,965 under the Grant Agreement based on a computation of the pro rata amount of capital expenditures falling below required levels. We have classified this amount and the remaining unearned revenue of $88,750 as a current liability subject to compromise on our balance sheet as of September 30, 2009.

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

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediate available liquidity or short-term nature of these financial instruments. As of September 30, 2009, we had $5.7 million deposited in cash and cash equivalents. Although we believe that these measures are indicative of our sensitivity to interest rate changes, they do not adjust for potential changes in our credit quality, composition of our balance sheet and other business developments that could affect our interest rate exposure. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Foreign Currency Exchange Rate Risk

As of September 30, 2009, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

As a part of the Reorganization, we have asked the Bankruptcy Court (as defined below) to estimate the final value of Hansen’s claim against the Company in an amount not to exceed more than approximately $1.3 million Hansen has opposed such motion and has filed a request for relief from stay so that the trial court in California can hear post-trial motions and issue a judgment in the case. The entry of judgment by the California trial court in an amount in excess of our ability to pay could have a significant impact on our plan of reorganization and the duration of time we are operating under Chapter 11.

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

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

See the information below under Item 1A “Risk Factors,” relating to the Reorganization (as defined therein), which is incorporated herein by reference.

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

RISKS RELATING TO OUR BUSINESS

We have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code

On July 17, 2009, we filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), including a proposed plan of reorganization, under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Virginia (the “Bankruptcy Court”) (altogether, the “Reorganization”). We expect to continue to operate our business as a “debtor in possession” for the immediate future under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

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

•

The Chapter 11 case may restrict our ability to pursue other business strategies. Among other things, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or to grant liens. These restrictions may place us at a competitive disadvantage.

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

•	Even assuming a successful emergence from Chapter 11, there can be no assurance as to the over-all long-term viability of our reorganized company.

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

As a part of the Reorganization, we have asked the Bankruptcy Court to estimate the final value of Hansen’s claim against us. We believe the value should be no more than about $1.3 million ($84,100 for breach of contract; $782,700 for misappropriation of trade secrets; and $391,400 for attorneys’ fees). While we cannot currently determine the ultimate liability pursuant to this verdict, we recorded a contingent liability of $36.3 million in estimation of the potential loss on this litigation during the three months ended March 31, 2009. If we are unable to reduce the verdict prior to the rendering of a final judgment by the court or to reach a reasonable settlement with Hansen and depending on any equitable relief granted, we would be liable to pay substantial damages in excess of our liquid assets, and we could lose the ability to freely use or license others to use certain intellectual property. Any or all of the foregoing would materially harm our business, fundamentally change our business, and could result in our being required to take actions to discontinue operations or liquidate part or all of our operations.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 74% and 80% of our consolidated total revenues for the quarters ended September 30, 2009 and 2008, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts are simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

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

We also derive a significant portion of our technology development revenues from SBIR contracts. SBIR revenues accounted for approximately 43% and 43% of our consolidated total revenues for the quarters ended September 30, 2009 and 2008, respectively. Contract research, including SBIR, will remain a significant portion of our consolidated total revenues for the foreseeable future. Our strategy for developing innovative technologies and products depends in large part on our ability to continue to enter into and generate revenues from non-SBIR contract research.

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

We incurred consolidated net losses of approximately $6.3 million for the year ended December 31, 2008 and $43.3 million for the nine months ended September 30, 2009. We expect to continue to incur significant additional expenses as we expand our business, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

The $36.3 million jury award in the Hansen case, our status in Reorganization and our potential delisting from NASDAQ could each, make it extremely difficult to raise funds from any funding source.

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

In addition to the U.S. ownership eligibility criteria discussed above, to be eligible for SBA contracts and SBIR grants, the number of our employees including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2009, we, including all of our divisions, had approximately 205 full and part time employees. However, in determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. If the SBA determines that another entity controls or has the power to control us, it will aggregate that entity’s employees (and the employees of its subsidiaries and affiliates) with our own for purposes of applying the 500 employee test.

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

Hospitals and medical centers to which we intend to sell our EDAC® product typically bill the services performed with our products to various third-party payers, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors’ for procedures performed with our products, or if governmental and private payors’ policies do not permit reimbursement for services performed using our products, demand for our product may be negatively impacted.

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

As of September 30, 2009, we had only partially met the remaining capital expenditure milestones, and, as a result, we recognized revenue of $35,035 in May of 2009. On July 14, 2009, we were asked to repay $107,965 under the Grant Agreement based on a computation of the pro rata amount of capital expenditures falling below required levels. We have classified this amount and the remaining unearned revenue of $88,750 as a current liability subject to compromise on our balance sheet as of September 30, 2009.

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

RISKS RELATING TO OUR COMMON STOCK

Reorganization may eliminate the value of our Common Stock

As described above, if our Plan is not confirmed or the amount of liability to Hansen is not significantly reduced, the value of our common stock may be eliminated as a part of our Reorganization or if we are liquidate under Chapter 7 of the Bankruptcy Code.

We are not presently in compliance with all applicable listing requirements or standards of the NASDAQ Capital Market and NASDAQ could delist our common stock.

Our common stock is listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. On July 17, we received a delisting notification from NASDAQ as a result of our filing for Reorganization. On July 30, 2009, we received an additional notice of deficiency from NASDAQ indicating that we no longer complied with the independent director requirement as set forth in Rule 5605. We filed an appeal of delisting, and our appeal was heard before NASDAQ on August 27, 2009. We received notice on September 8, 2009, that the NASDAQ Listing Qualifications Hearings Panel (the “Panel”) has determined to transfer the Company’s shares of common stock from the NASDAQ Global Market to the NASDAQ Capital Market and continue listing of its shares. The Company’s continued listing on the NASDAQ Capital Market is conditioned on (i) the filing of its Form 10-Q for the quarter ended June 30, 2009, on or before September 9 2009, (ii) the provision to the Panel of monthly updates and prompt notice of any events that would affect its ability to obtain compliance with the NASDAQ Capital Market’s applicable listing standards, and (iii) the Company’s emergence from reorganization under Chapter 11 of the U.S. Bankruptcy Code on or before December 31, 2009, and successful application for initial listing to the NASDAQ Capital Market.

In addition, we are not presently in compliance with the initial listing requirements and standards of the NASDAQ Capital Market set forth in Rule 5505, including the following requirements: (1) minimum bid price of $4 per share; (2) stockholder’s equity of at least $5 million; and (3) a market value of publicly held shares of at least $15 million. There can be no assurances that we will have completed the Reorganization and complied with such listing requirements on or before December 31, 2009 or that such compliance date can be extended. Moreover even in the event we emerge from bankruptcy and resolve the Hansen litigation, we may have difficulty meeting such initial listing standards. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also in such event, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2009

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

The Company has long-term notes payable due to Carilion Clinic with $5.0 million outstanding as of September 30, 2009. Our filing for Reorganization on July 17, 2009 constituted an event of default under Section 4(b) of the Carilion notes. Pursuant to Section 5 of these notes, all of the Company’s obligations due under the notes are immediately due and payable without presentment, demand, protest or any other notice of any kind. Carilion may also require the Company to pay interest on the unpaid principal balance of the notes at a rate per annum equal to the rate that would otherwise be applicable pursuant to the note plus five percent (5%).

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

Luna Innovations Incorporated

Date: November 13, 2009

	By	/S/ DALE E. MESSICK
Dale E. Messick
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Reorganization
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.2)
3.2 (2)	Amended and Restated Bylaws of the Registrant. (Exhibit 3.4)
10.1 (3)	Form of Indemnification Agreement
10.2 (4)	Termination of Loan and Security Agreement with Silicon Valley Bank
10.3 (5)	Employment Agreement with Mark Froggatt
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K dated June 2, 2006 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 2, 2006 (file No. 333-131764). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K dated July 14, 2009 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K dated July 14, 2009 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(5)	Incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K dated July 14, 2009 (file No. 000-52008). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.