Form 10-K/A
period 2009-12-31
LUNA INNOVATIONS INC
filed 2010-04-14
CIK 1239819

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 26, 2010 (the “Original Filing”), and is being filed solely to replace Part II, Item 8. The conforming signature of the Registrant’s independent registered public accounting firm was inadvertently omitted from the Report of Independent Registered Public Accounting Firm included with Part II, Item 8 of the Original Filing. The information in this Amendment No. 1 does not otherwise modify or update any of the disclosures in the Original Filing (including the exhibits to the Original Filing), except for the updated certifications attached as exhibits to this Amendment No. 1. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

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

EXHIBIT INDEX

Exhibit No.	Exhibit Document
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (included with Original Filing).

24.1	Power of Attorney (included on signature page to Original Filing).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2009 to be signed on its behalf by the undersigned thereunto duly authorized.

LUNA INNOVATIONS INCORPORATED

By:	/S/ KENT A. MURPHY
Kent A. Murphy, Ph.D.
President and Chief Executive Officer

April 14, 2010