Form 10-Q
period 2010-03-31
LUNA INNOVATIONS INC
filed 2010-05-17
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

☒  Yes             ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2010, there were 12,893,901 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “might,” “estimates,” “believes,” “should,” “projects,” “predicts,” “potential” or “continue,” or the negative of those words and other comparable words, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements are only predictions and may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere within this report.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC. Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,467,080	$5,228,802
Accounts receivable, net	7,754,801	7,203,203
Inventory, net	2,822,059	2,890,364
Prepaid expenses	672,685	560,964
Other current assets	46,916	729,532

Total current assets	17,763,541	16,612,865
Property and equipment, net	3,855,226	4,129,015
Intangible assets, net	553,794	580,785
Other assets	359,585	435,259

Total assets	$22,532,146	$21,757,924

Liabilities and stockholders’ equity (deficit)
Liabilities:
Current Liabilities
Line of credit	2,500,000	—
Current portion of long term debt obligation	1,096,981	—
Accounts payable	1,881,731	1,142,267
Accrued liabilities	3,978,413	3,386,849
Deferred credits	1,355,541	1,027,016

Total current liabilities	10,812,666	5,556,132
Long-term debt obligation	3,903,019	—

Liabilities subject to compromise	—	19,062,000

Total liabilities	14,715,685	24,618,132

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at March 31, 2010	1,322	—
Common stock, par value $0.001, 100,000,000 shares authorized, 12,785,895 and 11,351,967 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	12,823	11,352
Additional paid-in capital	53,180,051	41,228,698
Accumulated deficit	(45,377,735)	(44,100,258)

Total stockholders’ equity (deficit)	7,816,461	(2,860,208)

Total liabilities and stockholders’ equity (deficit)	$22,532,146	$21,757,924

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Technology development revenues	$5,811,094	$6,882,372
Product and license revenues	2,074,697	1,611,184

Total revenues	7,885,791	8,493,556

Cost of revenues :
Technology development costs	3,832,342	4,897,756
Product and license costs	1,219,241	878,601

Total cost of revenues	5,051,583	5,776,357

Gross profit	2,834,208	2,717,199

Operating expense:
Selling, general and administrative	3,421,262	4,235,588
Research, development, and engineering	509,899	995,643
Litigation reserve	—	36,303,643
Impairment of intangible assets	—	1,310,598

Total operating expense	3,931,161	42,845,472

Operating loss	(1,096,953)	(40,128,273)

Other expense
Interest expense, net	84,014	158,988
Other	14,877	923

Total other expense	98,891	159,911

Loss before income taxes	(1,195,844)	(40,288,184)
Income tax expense	—	600,000

Net loss	$(1,195,844)	$(40,888,184)

Preferred stock dividend	81,633	—

Net loss attributable to common stockholders	(1,277,477)	(40,888,184)

Net loss per share of common stock:
Basic	$(0.10)	$(3.66)
Diluted	$(0.10)	$(3.66)
Weighted average shares of common stock:
Basic	12,497,502	11,161,423
Diluted	12,497,502	11,161,423

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows used in operating activities
Net loss	$(1,195,844)	$(40,888,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328,959	619,788
Impairment of Intangible Assets	—	1,310,598
Share-based compensation	840,101	789,511
Warrant expense	47,239
Deferred tax expense	—	600,000
Change in assets and liabilities:
Accounts receivable	(551,599)	(589,248)
Inventory	80,168	(21,336)
Other current assets	570,896	(5,317)
Other assets	33,446	17,728
Accounts payable and accrued expenses	(1,923,634)	(263,459)
Litigation reserve	—	36,303,643
Deferred credits	328,525	200,260

Net cash used in operating activities	(1,441,743)	(1,926,016)

Cash flows used in investing activities
Acquisition of property and equipment	(11,010)	(34,037)
Capitalized intellectual property costs	(34,362)	(30,749)

Net cash used in investing activities	(45,372)	(64,786)

Cash flows provided by financing activities
Payments on capital lease obligations	(1,367)	(2,799)
Payments on debt obligation	—	(357,143)
Borrowings under line of credit	2,500,000	—
Proceeds from the exercise of options	226,759	10,824

Net cash provided by/ (used in) financing activities	2,725,392	(349,118)

Net change in cash	1,238,278	(2,339,920)
Cash—beginning of period	5,228,802	15,518,960

Cash—end of period	$6,467,080	$13,179,040

Supplemental disclosure of cash flow information
Cash paid for interest	$1,035	$85,815
Common stock issued in litigation settlement (1,247,330 shares)	$4,565,227	—
Installment note issued in litigation settlement	$5,000,000	—
Preferred stock issued in exchange of notes (1,321,514)	$4,836,742	—
Warrants issued in exchange of notes payable (356,000 warrants)	$1,261,879	—
Common stock issued in settlement of other claims (25,000 shares)	$91,500	—
Dividend on preferred stock, 37,446 shares of common stock issuable	$81,633	—

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2010 and results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2010. As used herein, the terms “Luna”, “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.

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

Emergence from Chapter 11 Reorganization

On July 17, 2009, Luna Innovations, along with Luna Technologies, Inc., which together included all of the operations of the consolidated Company, filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States Bankruptcy Code, including a proposed plan of reorganization, in the United States Bankruptcy Court for the Western District of Virginia (the “Bankruptcy Court”). During the period from July 17, 2009 through January 12, 2010, the Company continued to operate its business in the ordinary course as a Debtor-in-Possession. On January 12, 2010, the Bankruptcy Court approved our plan of reorganization, and the Company successfully emerged from Chapter 11.

Upon our emergence and in connection with our litigation settlement, we issued approximately 1.2 million shares of common stock to Hansen Medical, Inc., as described below. Other outstanding shares of common stock were not impacted as a result of our reorganization activities. Because the shareholders immediately prior to our emergence from Chapter 11 continue to own more than 50% of the total outstanding common stock immediately following our emergence from Chapter 11, we did not adopt the fresh-start reporting principles of Accounting Standards Codification “ASC” 852-10-45 Financial Reporting During Reorganization.

Settlement of Hansen Litigation (the “Hansen Settlement”)

In June 2007, Hansen Medical, Inc. (“Hansen”), a company for which we had conducted certain research and performed certain services, filed a lawsuit against us for using allegedly misappropriated trade secrets from Hansen in connection with our work with Intuitive Surgical, Inc. (“Intuitive”), or otherwise. On April 21, 2009, a jury found in favor of Hansen and awarded a verdict for $36.3 million against us. As a result of this jury verdict, we filed for Chapter 11 reorganization in July 2009, as described above under “Emergence from Chapter 11 Reorganization.”

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

Development and Supply Agreement with Hansen (the “Development and Supply Agreement”)

In connection with the settlement agreement, we also entered into a development and supply agreement with Hansen. Under the terms of this agreement, we will perform product development services with respect to fiber optic shape sensing at Hansen’s request and provide Luna shape sensing products to Hansen. Revenues earned for product development will be determined in a manner consistent with our contract development services in our Technology Development business segment and will be payable monthly to us. Each quarter, to the extent such revenues exceed the installment payment owed by us to Hansen under the Hansen Note described below, then such excess will not be payable in cash and instead will be credited against the outstanding principal balance of the Hansen Note. Revenue is recognized under the development and supply agreement as time and expenses are incurred based upon contractual billing rates. Under the agreement, 30% of the amounts worked under the contract are not billable until specified milestones are met. Additionally, such amounts maybe reduced if such milestones are not met within the timetable specified in the agreement. Since such amount is not fixed and determinable as of March 31, 2010, we have deferred such amounts until the milestone is achieved.

Luna Securities Issued to Hansen

In connection with the settlement agreement, on January 12, 2010, we issued 1,247,330 shares of common stock to Hansen, representing 9.9% of our common stock then outstanding. In addition, we issued to Hansen a warrant entitling Hansen to purchase, until January 12, 2013, a number of shares of our common stock as necessary for Hansen to maintain a 9.9% ownership interest in our common stock, at an exercise price of $0.01 per share.

Note Payable to Hansen (the “Hansen Note”)

In connection with the settlement agreement, we issued a promissory note to Hansen in the principal amount of $5.0 million, payable in 16 quarterly installments beginning in April 2010. The Hansen Note bears interest at a fixed rate of 8.5% and is secured by substantially all of our assets. The Hansen Note is subordinated to our primary bank credit facility.

Preferred Stock Issued to Carilion Clinic

In January 2010, we entered into a transaction with Carilion Clinic (“Carilion”), in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes in the principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for (i) 1,321,514 shares of our newly designated Series A Convertible Preferred Stock and (ii) an additional warrant to purchase 356,000 shares of our common stock at an exercise price of $2.50 per share. This warrant is exercisable beginning February 1, 2013, and continuing until December 31, 2020. We also agreed to reduce the exercise price of Carilion’s prior common stock warrant from $7.98 to $2.50 per share and to extend its expiration date to December 31, 2020. The Series A Convertible Preferred Stock carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have a history of net losses from 2005 through the three months ended March 31, 2010, attributable to our operations and other charges. We experienced continued negative cash flow from operations in the three months ended March 31, 2010. We have historically managed our liquidity through cost reduction initiatives, debt financings, and capital markets transactions.

Since the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets is expected to be extremely limited. The deteriorating economic and market conditions may not improve significantly during 2010, may continue past 2010, and could get worse.

We believe that our current cash balance in addition to the funds available to us under the Credit Facility described below provide adequate liquidity for us to meet our working capital needs through 2010.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260-10-45, Earnings Per Share. Basic per share data is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

The effect of 6,802,234 and 4,834,418 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) are not included for the three months ended March 31, 2010 and 2009, respectively, as they are anti-dilutive to earnings per share.

Stock-Based Compensation

We recognize stock-based compensation expense based upon the fair market value of the underlying equity award on the date of the grant. The Company has elected to use the Black-Scholes option pricing model to value any awards granted. We amortize stock-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. To compute the volatility used in this model we use the lifetime volatility of our common stock. The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company.

The fair market value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months ended March 31, 2010	Three months ended March 31, 2009
Risk-free interest rate	3.16 – 3.22%	3.38%
Expected life of options	7.5	7.5
Expected stock price volatility	117%	83%

A summary of the status of our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average	Aggregate Intrinsic Value (1)
Balance, December 31, 2009	4,727,360	$0.35 - $8.20	$2.43	$3,545,705	2,987,955	$1.72	$2,734,841
Granted	563,667	$3.45 - 4.43	$4.21
Exercised	(210,104)	$0.35 - 2.11	$1.49
Canceled	(24,277)	$1.77 - $5.73	$4.03

Balance, March 31, 2010	5,056,646	$0.35 - $8.20	$0.76	$3,866,520	2,924,567	$2.10	$2,980,196

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the price of $2.29, which was the closing price of the Company’s Common Stock on the NASDAQ Capital Market on March 31, 2010.

At March 31, 2010, our approximately 5.1 million outstanding stock options had a weighted average remaining contractual term of 7.0 years, and our approximately 3.0 million outstanding and exercisable stock options had a weighted average remaining contractual term of 6.1 years.

For the three months ended March 31, 2010 and 2009, we recognized $887,340 and $789,511 in share-based payment expense, respectively, including the expense of warrants issued to a third party. We expect to recognize approximately $6.0 million in stock-based compensation expense over the remaining requisite service period of five years for stock options outstanding as of March 31, 2010.

Income Taxes

We have not recorded an income tax benefit during the current period as we have determined that it is not more likely than not that such amount will be recovered.

Intangible Assets and Other Long Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value, less cost to sell.

Inventory

Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at March 31, 2010 and December 31, 2009 were approximately $64,665 and $47,757, respectively.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 1O-K for the fiscal year ended December 31, 2009, that we believe are of significance, or potential significance, to us.

In October 2009, the Financial Accounting Standards Board issued “Revenue Arrangements with Multiple Deliverables.” The standard revises guidance on (1) the determination of when individual deliverables may be treated as separate units of accounting and (2) the allocation of transaction consideration among separately identified deliverables. It also expands disclosure requirements regarding an entity’s multiple element revenue arrangements. The standard is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We expect to adopt this guidance at June 30, 2010 and do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.

In October 2009, the Financial Accounting Standards Board issued authoritative guidance which removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. It also requires expanded qualitative and quantitative disclosures. The guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

2.	Debt

Silicon Valley Bank Facility

On February 18, 2010, we entered into a Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank (the “Bank”). The Credit Facility is a revolving credit facility that provides the Company with borrowing capacity of up to $5 million, subject to a percentage of our outstanding eligible accounts receivable, at a floating annual interest rate equal to the greater of (a) 6% or (b) the Bank’s prime rate then in effect plus 2%. The Credit Facility matures on February 17, 2011, unless earlier terminated, and any amounts due under the Credit Facility will be secured by substantially all of the Company’s assets, including our intellectual property, personal property and bank accounts. Outstanding borrowings under the facility were $2.5 million as of March 31, 2010, at an annual rate of 6%.

The Credit Facility includes a fee of one-half of one percent (0.50%) per annum based on the average unused portion of the Credit Facility from time to time.

The Credit Facility requires the Company to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. If the Company draws on the Credit Facility, we may use the proceeds of the loans for any variety of purposes, including working capital and general corporate purposes. As of March 31, 2010 we were in compliance with all covenants.

In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold. If any event of default occurs the Bank may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding.

Hansen Note

As described in Note 1, we issued the Hansen Note in the principal amount of $5 million in January 2010. Hansen agreed to subordinate its right to payment under the Hansen Note in favor of the Bank’s right to payment under the Credit Facility, subject to certain terms and conditions.

Issuance of Preferred Stock in exchange for Carilion Promissory Note

In 2005, we issued $5.0 million in principal amount of convertible promissory notes to Carilion Clinic (“Carilion”) that were convertible into shares of our Common Stock at a fixed price of $4.69 per share. The notes accrued simple interest at a rate of 6.0% per year and were originally scheduled to mature on December 30, 2009. In May 2008, we amended the terms of the notes to extend their due date to December 31, 2012 and to subordinate them to our credit facility with Silicon Valley Bank. We also issued warrants to purchase 10,000 shares of Common Stock at a price of $7.98 per share in connection with the amended terms. We valued the warrants using the Black-Scholes option pricing model, and we were amortizing the value as a deferred financing cost over the life of the promissory notes.

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

3.	Capital Stock and Additional Paid-in Capital

For the three months ended March 31, 2010, we issued shares of capital stock as follows:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balance, December 31, 2009	—	$—	11,351,967	$11,352	41,228,697

Exercise of stock options	—	—	161,598	162	226,596

Share-based compensation	—	—	—	—	887,340

Issuance of Common Stock, Hansen Settlement	—	—	1,247,330	1247	4,563,980
Stock dividends, not yet issued (1)	—	—	—	37	81,596

Issuance of Warrants, in connection with Carilion note conversion	—	—	—	—	1,264,946
Issuance of Common Stock, Other (2)	—	—	25,000	25	91,475

Issuance of Preferred Stock, in exchange of Carilion notes	1,321,514	1,322	—	—	4,835,420

Balance, March 31, 2010	1,321,514	$1,322	12,785,895	$12,823	$53,180,051

(1)	The stock dividends will be issued subsequent to March 31, 2010.
(2)	In January 2010 we settled a complaint filed by a former employee in exchange for the payment of $13,000 in cash and the issuance of 25,000 shares of our common stock. The settlement was included as an accrued liability on our December 31, 2009 consolidated balance sheet.

See Note 1 for a description of the securities issued to Hansen and Note 2 for a description of the issuance of preferred stock to Carilion.

4.	Operating Segments

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

Through March 31, 2010, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluate segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2010).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended March 31,
	2010	2009
Technology Development revenue	$5,811,094	$6,882,372
Product and License revenue	2,074,697	1,611,184

Total revenue	7,885,791	8,493,556

Technology Development operating loss	(808,352)	(32,516,145)
Product and License operating loss	(288,601)	(7,612,128)

Total operating loss	$(1,096,953)	$(40,128,273)

Depreciation, Technology Development	201,128	291,747
Depreciation, Product and License	71,808	68,299
Amortization, Technology Development	41,284	210,471
Amortization, Product and License	14,739	49,272

Additional segment information is as follows:

The table below presents assets for reportable segments:

	March 31,	December 31,
	2010	2009
Total segment assets:
Technology Development	$16,604,094	$15,937,039
Product and License	5,928,052	5,820,885

Total	$22,532,146	$21,757,924

Property plant and equipment, and intangible assets, Technology Development	$3,249,037	$3,449,790

Property plant and equipment, and intangible assets, Product and License	$1,159,983	$1,260,010

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 76% and 82% of total consolidated revenues for the three months ended March 31, 2010 and 2009 respectively.

International revenues (customers outside of the United States) accounted for 9.7% and 5.4% of total revenues for the three months ended March 31, 2010 and 2009 respectively.

5.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

We have an outstanding letter of credit as of March 31, 2010, in the amount of $239,832 in favor of the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. This letter of credit expires in June 2011.

In September 2008, our Luna Technologies Division executed a non-cancelable, non-reschedulable $2.0 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2008. As of March 31, 2010, approximately $0.9 million of this commitment remained. The delivery of the remaining lasers has been extended through September 2010.

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

Overview

We research, develop and commercialize innovative technologies in two primary areas of focus: instrumentation, test & measurement and sensing products, and healthcare products. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill large and unmet market needs and then take these technologies from the applied research stage through commercialization. Although revenues from product sales currently represent less than a quarter of our total revenues, we continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues. In addition, we anticipate that these revenues will reflect a broader and more diversified mix of products as we develop and commercialize new products.

We have developed a disciplined and integrated process to accelerate the development and commercialization of innovative technologies. Our business model employs a market-driven approach and provides the infrastructure, resources and know-how throughout the process of developing and commercializing new products. To manage a diverse set of products effectively across a range of development stages, we are organized into two main groups: our Technology Development Division and our Products and License Division. These groups work together through all product development stages, including:

•	Searching for emerging technologies based on market needs;

•	Conducting applied research;

•	Developing and commercializing innovative products; and

•	Applying proven technologies and products to new market opportunities.

Our total revenues were $7.9 million and $8.5 million during the three months ended March 31, 2010 and 2009, respectively, and we had net losses attributable to common stockholders of $1.3 million and $40.9 million for the same periods, respectively. Our loss attributable to common stockholders for the three months ended March 31, 2009 included the expense associated with a litigation reserve of approximately $36.3 million recognized in connection with the then estimated losses from our litigation with Hansen Medical, Inc., or Hansen, and approximately $1.3 million in impairment charges against goodwill and other intangible assets related to the impact of the estimated costs of the litigation on our future cash flows.

We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our technology development revenues decreased from $6.9 million for the three months ended March 31, 2009 to $5.8 million for the three months ended March 31, 2010. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog (the amount for which money has been directly authorized by the U.S. Congress or for which a purchase order has been received by a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our backlog was $28.4 million as of March 31, 2010.

Revenues from product sales currently represent a smaller proportion of our total revenues, and, historically, we have derived most of these revenues from the sales of our sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues; however, over time we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales to increase primarily in areas associated with our fiber optic instrumentation and test and measurement platforms. We also expect to continue our efforts in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

While the magnitude of loss in the first quarter of 2009 was driven by accrual of a litigation reserve associated with the Hansen litigation, we do expect to continue to incur significant expenses as we expand our business, including increased expenses for research and development, sales and marketing, and manufacturing capability, which could result in losses. We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses in 2010 and for the foreseeable future, and these losses could be substantial.

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued throughout 2009 and into 2010. This slowing of the economy has in some instances reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the remainder of 2010 remains uncertain.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and represented approximately 26% of our total revenues for the three month period ended March 31, 2010. Our license revenues are composed of fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property.

Cost of Revenues

Cost of revenues associated with technology development revenues consists of costs associated with performing the related research activities, including direct labor, amounts paid to subcontractors and overhead allocated to technology development activities.

Cost of revenues associated with product sales and license revenues consists of license fees for use of certain technologies; product manufacturing costs including all direct material and direct labor costs; amounts paid to our contract manufacturers; shipping and handling; provisions for product warranty; inventory obsolescence; and overhead costs related to these activities.

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

Our operating expenses include stock-based compensation charges. We recorded stock-based compensation charges of approximately $0.9 million including the expense of warrants issued to a third party, for the three months ended March 31, 2010. We also expect to recognize aggregate stock-based compensation expenses of $6.0 million in future periods through 2014 relating to stock options outstanding as of March 31, 2010.

Litigation Reserve

In the first quarter of 2009, we established a litigation reserve of $36.3 million in connection with the Hansen litigation, equal to the original jury verdict against us, pending final resolution of the matter. In January 2010, we concluded the settlement of our litigation with Hansen and issued to Hansen a secured promissory note in the principal amount of $5.0 million as well as 1,247,330 shares of our common stock, with a fair value of approximately $4.7 million, based on the closing price of our common stock on January 11, 2010. Therefore, in the fourth quarter of 2009, we adjusted the prior litigation reserve downward to $9.7 million. This adjustment was recorded on our statement of operations as a reduction of operating expenses during the fourth quarter of 2009.

Interest Income/Expense

Interest expense includes interest accrued on our outstanding bank credit facilities, our 6% senior convertible notes issued to Carilion Clinic and our promissory note issued to Hansen in January 2010, which we refer to in this report as the Hansen Note, as well as interest incurred with respect to our capital lease obligations. From January 1, 2009 through July 15, 2009, we had borrowed $5.0 million under a term loan with Silicon Valley Bank. On July 15, 2009, we repaid the outstanding balance of our term loan with Silicon Valley Bank and terminated the credit facility. In February 2010, we entered into a new revolving line of credit with Silicon Valley Bank for up to $5.0 million, of which $2.5 million was outstanding as of March 31, 2010. In addition, as of March 31, 2010 we also had the full $5.0 million principal balance outstanding on the Hansen Note. During the year ended December 31, 2009, we also had the full $5.0 million principal balance outstanding under the senior convertible notes issued to Carilion. During January 2010, the principal balance and accrued interest under the senior convertible notes was converted in full into shares of our Series A Preferred Stock and no amounts were outstanding under these notes as of March 31, 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments. Our significant accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on March 26, 2010. There have been no material changes to the descriptions therein.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Total revenues decreased 7.2% to $7.9 million for the three months ended March 31, 2010 from $8.5 million for the three months ended March 31, 2009. Revenues within our Technology Development Division decreased 15.6% from the corresponding period in 2009, while revenues in our Product and License Division increased by 28.8%. Technology development revenues decreased to $5.8 million for the three months ended March 31, 2010 from $6.9 million for the corresponding 2009 period. Technology development revenue in the first quarter of 2009 was favorably impacted by approximately $0.6 million higher pass through charges incurred in the execution of one of our largest government contracts. We generated approximately $2.1 million in product and license revenues in the first quarter of 2010 as compared with $1.6 million in the first quarter of 2009, an increase of 28.8% in revenue for this segment, primarily reflecting increased demand for fiber optic test and measurement equipment during the quarter.

Cost of Revenues

Cost of revenues decreased by 12.5%, to $5.1 million for the three months ended March 31, 2010 from $5.8 million for the corresponding 2009 period, primarily corresponding to decreased revenue in our Technology Development Division business segment. The Technology Development Division cost of sales decreased by approximately 21.8%, from $4.9 million to $3.8 million, reflecting the 15.6% decrease in Technology Development Division revenues and the lower costs attendant to that reduced activity. Product and license cost of sales increased by $0.3 million, or 38.8%, from $879,000 to $1.2 million, reflecting the growth in our product sales during the first quarter of 2010. Additionally, Product and License Division cost of sales includes the costs associated with certain product development activities for which approximately $145,000 was deferred until the achievement of certain milestones and, accordingly, this revenue has been deferred as of March 31, 2010.

Our resulting gross profit increased to $2.8 million, or 35.9% of revenue, for the quarter ended March 31, 2010, from $2.7 million, or 32.0% of revenue, for the quarter ended March 31, 2009. The improvement in gross profit is attributable to the mix of revenues, with a greater proportion of revenues in the first quarter of 2010 being realized in our Products and License Division business segment, which typically carries a higher gross margin percentage than revenues in our Technology Development Division business segment.

Operating Expense

Operating expense decreased to $3.9 million for the three months ended March 31, 2010 from $42.8 million for the corresponding quarter in 2009. This decrease is primarily due to the $36.3 million Hansen litigation reserve recorded in the first quarter of 2009 and the associated impairment of goodwill and other intangible assets totaling $1.3 million in our Products and License Division business segment. Excluding those charges, operating expenses were $5.2 million for the quarter ended March 31, 2009. Operating expenses in the first quarter of 2009 also included approximately $0.8 million of professional fees associated with the Hansen litigation. The remaining improvement in operating expenses is primarily attributable to our expense reduction initiatives undertaken after the first quarter of 2009 and carrying into the first quarter of 2010.

Other Income (Expense)

Net interest expense for the three months ended March 31, 2010 was approximately $84,000 compared to a net interest expense of approximately $159,000 during the same period in 2009. During the first quarter of 2009, the company had approximately $4.6 million outstanding under a term loan with Silicon Valley Bank and recognized approximately $66,000 in interest expense, along with a promissory note of $5.0 million with Carilion Clinic with approximately $75,000 in interest expense. For the quarter ended March 31, 2010, we had a $5.0 million promissory note to Hansen for which we recognized approximately $89,000 in interest expense. While we had a balance of $2.5 million outstanding with Silicon Valley Bank on our revolving line of credit as of March 31, 2010, we did not have this balance for most of the quarter and therefore incurred no significant interest expense associated with that balance.

Liquidity and Capital Resources

At March 31, 2010, our total cash and cash equivalents were approximately $6.5 million. We expect the settlement of our litigation with Hansen and our emergence from bankruptcy in January 2010 will improve our cash flows in future periods.

On February 18, 2010, we entered into a line of credit facility with Silicon Valley Bank, or SVB, under which we have a borrowing capacity of up to $5 million at a floating annual interest rate equal to the greater of (a) 6% or (b) SVB’s prime rate then in effect plus 2%. The facility matures on February 17, 2011, unless earlier terminated, and any amounts due under the facility are secured by substantially all of our assets, including our intellectual property, personal property and bank accounts. Amounts due to Hansen under our January 2010 promissory note are subordinated to amounts due to SVB under the line of credit, subject to certain terms and conditions. On March 30, 2010, we borrowed $2.5 million under the line of credit with SVB, and $2.5 million remains available under the facility as of the date of this report. The line of credit includes a fee of one-half of one percent (0.50%) per annum based on the average unused portion of the facility from time to time.

The SVB facility requires us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. We may use the proceeds of borrowings for any variety of purposes, including working capital and general corporate purposes. At March 31, 2010 we were in compliance with the required covenants.

The line of credit with SVB contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold. If any event of default occurs, SVB may declare due immediately all borrowings and foreclose on the collateral. Furthermore, an event of default under the line of credit would result in an increase in the interest rate on any amounts outstanding.

We believe that our current cash balance, in addition to the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs during 2010.

Discussion of Cash Flows

Recent Activity

We used approximately $1.4 million and $2.0 million of net cash in operations during the three months ended March 31, 2010 and 2009, respectively. Our cash use in the quarter ending March 31, 2010 was primarily driven by our net loss from operations of $1.2 million. Our net loss in the quarter ending March 31, 2009 was $3.3 million, excluding the litigation reserve and charge for impairment of intangible assets incurred in the first quarter of 2009. During the first quarter of 2010, we incurred other non-cash expenses of $1.3 million, as compared to other non-cash expenses of $2.0 million in the first quarter of 2009. Changes in working capital resulted in a net cash outflow of $1.5 million during the first quarter of 2010, primarily due to the payment of significant amounts of accounts payable and accrued expenses as of December 31, 2009 resulting from our litigation and reorganization. During the first quarter of 2009, changes in working capital resulted in a net cash outflow of $661,000.

Our cash flows from investing activities were not material during the three months ended March 31, 2010 or 2009.

Net cash provided to us by financing activities during the first quarter of 2010 was $2.7 million, which was the result of our $2.5 million borrowing under the new line of credit with SVB and $227,000 from the exercise of employee stock options during the quarter. During the first quarter of 2009, our only material financial activities were repayments of approximately $357,000 under our term loan with SVB in place at that time.

Summary of Contractual Obligations

We lease our facilities in Blacksburg, Charlottesville, Danville and Roanoke, Virginia under operating leases that expire on various dates through December 2015 or under a month-to-month arrangement. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

We also lease certain computer equipment and software under capital lease agreements that expire through September 2013. The assets subject to these obligations are included in property and equipment on our consolidated balance sheet.

In September 2008, our Luna Technologies division executed a non-cancelable, non-reschedulable $2.0 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2008. As of March 31, 2010, approximately $0.9 million of this commitment remained. The delivery of the remaining lasers has been extended through September 2010.

The Hansen Note is payable in quarterly installments through April 2014. As of March 31, 2010, the full $5.0 million principal amount was outstanding under the Hansen Note.

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

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediately available liquidity or short-term nature of these financial instruments. As of March 31, 2010 we had $6.5 million deposited in cash and cash equivalents.

We are exposed to interest rate fluctuations as a result of our $2.5 million revolving line of credit with SVB, which has a variable rate. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. As of March 31, 2010, the revolving debt facility interest rate was 6%. At the principal amount of our outstanding liabilities under the line of credit as of March 31, 2010, a change in the prime interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $25,000.

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

Foreign Currency Exchange Rate Risk

As of March 31, 2010, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 22, 2007, Hansen Medical Inc., or Hansen, a company for which we had performed certain services, filed a complaint against us in the Superior Court of the State of California, County of Santa Clara. On March 18, 2008, the complaint was amended and alleged misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, unfair competition, breach of contract, conversion, intentional interference with contract, breach of implied covenant of good faith and fair dealing, and fraud. In addition to monetary damages in an unspecified amount, Hansen sought, among other things, equitable relief, including an injunction against our using the allegedly misappropriated Hansen trade secrets in connection with our work with Intuitive Surgical, Inc., or Intuitive, or otherwise.

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

On May 30, 2006, we were served with a complaint filed by a former employee in the Circuit Court for the City of Roanoke, Virginia, alleging that we breached a consulting agreement with the former employee, and that we were indebted to the former employee in an unspecified amount of at least $100,000. In February 2010 we settled the matter in exchange for the payment of $13,000 in cash and the issuance of 25,000 shares of our common stock.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued throughout 2009. This slowing of the economy has reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the remainder of 2010 remains uncertain, and until there is a sustained economic recovery our revenues and results of operations could be negatively impacted.

Our failure to attract, train and retain skilled employees or manage leadership transitions would adversely affect our business and operating results.

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

In May 2010, we announced a number of significant senior management changes. These changes include the appointment of Jonathan Cool, an existing member of our board of directors, as our acting president and chief operating officer and the transition of Scott Graeff from the position of chief operating officer to chief commercialization officer. We also announced that, in the future, there will be a transition of Dr. Kent Murphy, our founder and chief executive officer, from his present role to a role that best enables Dr. Murphy to focus on our strategic and scientific vision.

Leadership transitions can be inherently difficult to manage and may cause uncertainty, a disruption to our business or increase the likelihood of turnover in key officers and employees.

Competition for qualified personnel, particularly those with the significant skills and expertise of many of Luna’s officers and employees, remains intense. Any loss of key personnel could have a material adverse effect on our ability to meet key operational objectives, such as timely and effective project milestones and product introductions which could adversely affect our business, results of operations and financial condition. Also, the uncertainty inherent in our senior management transitions could lead to concerns from current and potential customers, suppliers and other third parties with whom the company does business, any of which could have a material adverse impact on our operations.

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

We incurred consolidated net losses attributable to common stock holders of approximately $1.3 million and $40.9 million for the quarters ended March 31, 2010 and 2009, respectively. As of March 31, 2010, our accumulated deficit totaled $45.4 million. While the magnitude of our net loss during the first quarter of 2009 exceeded our historical losses due to expenses associated with litigation, which was resolved in December 2009, we expect to continue to incur significant expenses as we expand our operations, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

As part of the settlement of our litigation with Hansen Medical, Inc., or Hansen, we issued to Hansen a warrant for additional shares of our common stock in an amount such that Hansen may maintain ownership of 9.9% of our total outstanding common stock for a period of three years at a price of one cent per common share. In the event that we raise capital through the issuance of common stock, shareholders will experience further dilution to the extent that Hansen exercises this warrant, which may make it more difficult to raise equity capital or adversely impact the price at which we are able to raise equity capital.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 74% of our consolidated total revenues for the quarter ended March 31, 2010 and 81% for the same period in 2009. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we (together with any affiliates) must continue to meet size and revenue limitations established by the U.S. government.

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

We compete as a small business for some of our government contracts. Our revenues under the Small Business Innovation Research, or SBIR, program accounts for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future.

We may not continue to qualify to participate in the SBIR program or receive new SBIR awards from federal agencies. In order to qualify for SBIR contracts and grants, we must meet certain size and revenue eligibility criteria. These eligibility criteria are applied as of the time of the award of a contract or grant. We believe that we are currently in compliance with the SBIR eligibility criteria, but we cannot assure you that the U.S. Small Business Administration, or SBA, the federal agency that administers the SBIR program, will interpret its regulations in our favor. As we grow our business, it is foreseeable that we will eventually exceed the SBIR eligibility limitations, in which case we may be required to seek alternative sources of revenues or capital.

In order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. In determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. As of March 31, 2010, we had approximately 195 employees. Our largest institutional stockholder, Carilion Clinic, holds approximately 28% of our common stock, including shares issuable upon conversion of preferred stock. If the SBA were to make a determination that we are affiliated with Carilion Clinic, we could exceed the size limitations, as Carilion Clinic has over 500 employees. In that case, we could lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

Alternatively, the U.S. government may decrease the scope of or discontinue the SBIR program or its funding altogether, which would limit our ability to obtain new contract awards and adversely affect our revenues and cash flows and our ability to fund our growth.

Our settlement agreement and related agreements with Hansen could result in our making substantial future cash payments.

As part of the settlement of our litigation with Hansen, we issued a promissory note payable to Hansen in the principal amount of $5.0 million. The note bears interest at a rate of 8.5% and is payable in quarterly installments commencing April 2010 and continuing through January 2014. Additionally, we entered into a Development and Supply Agreement with Hansen under which we will develop certain fiber optic shape sensing technologies or products for Hansen. Hansen is required to pay us for the development services provided. In the event that the amounts owed by Hansen under the Development and Supply Agreement exceed the quarterly installment payment under Hansen’s promissory note, then the excess amount will not be payable in cash by Hansen but will reduce the outstanding principal balance on the note to Hansen. Additionally, Hansen may terminate the Development and Supply Agreement at any time without further obligation, while we would remain liable for the payments due under the note, which would have a material adverse effect on our cash flows. The Development and Supply Agreement also provides for substantial liquidated damages in the event that we are deemed not to have complied in a commercially reasonable good faith manner with respect to our technology development obligations under the agreement. In the event that we are required to make substantial payments to Hansen under the Development and Supply Agreement, it would adversely affect our results of operations and cash flows.

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

Our growth strategy requires that we not only identify new technologies that meet market needs, but that we also develop successful commercial products that address those needs. We face several challenges in developing successful new products. Many of our existing products and those currently under development, including our Trimetasphere® carbon nanomaterials, are technologically innovative and require significant and lengthy product development efforts. These efforts include planning, designing, developing and testing at the technological, product and manufacturing-process levels. These activities require us to make significant investments. Although there are many potential applications for our technologies, our resource constraints require us to focus on specific products and to forgo other opportunities. We expect that one or more of the potential products we choose to develop will not be technologically feasible or will not achieve commercial acceptance, and we cannot predict which, if any, of our products we will successfully develop or commercialize. The technologies we research and develop are new and steadily changing and advancing. The products that are derived from these technologies may not be applicable or compatible with the state of technology or demands in existing markets. Our existing products and technologies may become uncompetitive or obsolete if our competitors adapt more quickly than we do to new technologies and changes in customers’ requirements. Furthermore, we may not be able to identify if and when new markets will open for our products given that future applications of any given product may not be readily determinable, and we cannot reasonably estimate the size of any markets that may develop. If we are not able to successfully develop new products, we may be unable to increase our product revenues.

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

Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, protection of certain of our intellectual property may be unavailable or limited in the United States or in foreign countries, and certain of our products—including our Trimetasphere® carbon nanomaterials products—do not have foreign patent protection. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, or circumvented, and the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, and in the case of certain products no foreign patents were filed or can be filed. This could make it easier for competitors to capture or increase their market share with respect to related technologies. We could incur substantial costs to bring suits in which we may assert our patent rights against others or defend ourselves in suits brought against us. An unfavorable outcome of any litigation, such as our litigation with Hansen, could have a material adverse effect on our business and results of operations.

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

We evaluate our existing internal control over financial reporting against the standards adopted by Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify, may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.

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

(a) Unregistered Sales of Equity Securities during the Three Month Period Ended March 31, 2010

On February 11, 2010, we issued 25,000 shares of our common stock and paid $13,000 to a former employee in connection with the settlement of a complaint originally filed by the former employee in 2006. The issuance of these securities was deemed to be exempt from registration under the Act in reliance on Sections 3(a)(7) and 4(2) of the Act.

(b) Use of Proceeds from Sale of Registered Equity Securities

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated

Date: May 17, 2010	By:	/S/ DALE E. MESSICK
Dale E. Messick
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Findings of Fact, Conclusions of Law, and Order under 11 U.S.C. §§ 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming First Amended Joint Plan of Reorganization of Luna Innovations Incorporated and Luna Innovations, Inc, debtors and debtors-in-possession, dated January 12, 2010 (Exhibit 2.1)
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
3.2(2)	Certificate of Designations of the Series A Convertible Preferred Stock (Exhibit 3.1)
3.3(4)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
3.4(5)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
10.1(2)	Securities Purchase and Exchange Agreement, dated January 12, 2010, by and between Luna Innovations Incorporated and Carilion Clinic (Exhibit 10.1)
10.2(2)	Warrant No. 1 to Purchase Common Stock, dated January 13, 2010 and issued to Carilion Clinic (Exhibit 10.2)
10.3(2)	Warrant No. 2 to Purchase Common Stock, dated January 13, 2010 and issued to Carilion Clinic (Exhibit 10.3)
10.4(2)	Amended and Restated Investor Rights Agreement, dated January 13, 2010, by and among Luna Innovations Incorporated, Carilion Clinic, and certain stockholders of Luna Innovations Incorporated (Exhibit 10.4)
10.5	Loan and Security Agreement, dated February 18, 2010, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank
10.6*	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc.
10.7*	Development and Supply Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc., as amended on February 17, 2010 and April 2, 2010
10.8*	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Intuitive Surgical, Inc.
10.9*	Amendments to Development and Supply Agreement, effective January 12, 2010 and April 27, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc.
10.10	Secured Promissory Note, dated January 12, 2010, issued to Hansen Medical, Inc.
10.11	Security Agreement, effective as of January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc.
10.12	Warrant to Purchase Common Stock of Luna Innovations Incorporated, dated January 12, 2010, issued to Hansen Medical, Inc.
10.13	Confidential Mutual Release, effective as of January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc.
10.14	Industrial Lease Agreement, dated as of March 21, 2006, by and between Luna Innovations Incorporated and the Economic Development Authority of Montgomery County, Virginia, as amended by a First Amendment effective as of May 11, 2006, a Second Amendment effective as of July 15, 2009 and a Third Amendment effective as of March 23, 2010
10.15	Lease for Riverside Center, dated December 30, 2005, by and between Carilion Medical Center and Luna Innovations Incorporated, as amended by an Amended Lease dated July 20, 2006, a Second Amendment dated on or about October 5, 2007 and a Third Amendment effective as of April 1, 2010
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010 (Items 1.03, 5.02 and 9.01) (File No. 000-52008). The number in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010 (Items 1.01, 3.02, 3.03, 5.03 and 9.01) (File No. 000-52008). The number parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2006 (File No. 000-52008). The number in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131764). The number in parentheses indicates the corresponding exhibit number in such Form 8-K.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2010 (File No. 000-52008). The number in parentheses indicates the corresponding exhibit number in such Form 8-K.
*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.