Form 10-Q
period 2010-06-30
LUNA INNOVATIONS INC
filed 2010-08-16
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

☒  Yes             ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2010, there were 13,119,866 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these statutes, including those relating to future events or our future financial performance. In some cases, you can identify these forward looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “might,” “estimates,” “believes,” “should,” “projects,” “predicts,” “potential” or “continue,” or the negative of those words and other comparable words, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. Similarly, statements that describe our management transition, business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements are only predictions and may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance and plans for growth and future operations, as well as assumptions relating to the foregoing.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,267,969	$5,228,802
Accounts receivable, net	8,044,870	7,203,203
Inventory, net	2,971,791	2,890,364
Prepaid expenses	576,095	560,964
Other current assets	45,530	729,532

Total current assets	17,906,255	16,612,865
Property and equipment, net	3,678,257	4,129,015
Intangible assets, net	557,829	580,785
Other assets	362,007	435,259

Total assets	$22,504,348	$21,757,924

Liabilities and stockholders’ equity (deficit)
Liabilities not subject to compromise:
Current Liabilities:
Revolving line of credit	2,500,000	—
Current portion of long term-debt obligation	1,296,867	—
Accounts payable	2,187,396	1,142,267
Accrued liabilities	3,278,705	3,386,849
Deferred credits	1,453,460	1,027,016

Total current liabilities	10,716,428	5,556,132
Long-term debt obligation	3,271,696	—

Liabilities subject to compromise	—	19,062,000

Total liabilities	13,988,124	24,618,132

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at June 30, 2010	1,322	—
Common stock, par value $0.001, 100,000,000 shares authorized, 13,119,866 and 11,351,967 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	13,156	11,352
Additional paid-in capital	54,590,810	41,228,698
Accumulated deficit	(46,089,064)	(44,100,258)

Total stockholders’ equity (deficit)	8,516,224	(2,860,208)

Total liabilities and stockholders’ equity (deficit)	$22,504,348	$21,757,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$6,091,503	$6,446,971	$11,902,597	$13,329,343
Product and license revenues	2,907,139	2,214,808	4,981,836	3,825,991

Total revenues	8,998,642	8,661,779	16,884,433	17,155,334

Cost of revenues:
Technology development costs	4,192,920	4,271,252	8,025,260	9,169,008
Product and license costs	1,499,861	1,048,249	2,719,102	1,926,850

Total cost of revenues	5,692,781	5,319,501	10,744,362	11,095,858

Gross Profit	3,305,861	3,342,278	6,140,071	6,059,476

Operating expense:
Selling, general and administrative	3,350,524	4,907,564	6,765,036	9,142,073
Research, development, and engineering	430,181	684,755	946,809	1,681,475
Litigation reserve	—	—	—	36,303,643
Impairment of intangible assets	—	—	—	1,310,598

Total operating expense	3,780,705	5,592,319	7,711,845	48,437,789

Operating loss	(474,844)	(2,250,041)	(1,571,774)	(42,378,313)

Other expense
Other expense	—	17,244	14,872	18,167
Interest expense	143,485	139,875	227,526	298,864

Total other expense	143,485	157,119	242,398	317,031

Loss before income taxes	(618,329)	(2,407,160)	(1,814,172)	(42,695,344)
Income tax expense	—	—	—	600,000

Net loss	(618,329)	(2,407,160)	(1,814 ,172)	(43,295,344)

Preferred stock dividend	93,000	—	174,633	—

Net loss attributible to common stockholders	$(711,329)	$(2,407,160)	$(1,988,805)	$(43,295,344)

Net loss per share:
Basic and Diluted	$(0.05)	$(0.21)	$(0.16)	$(3.87)

Weighted average shares:
Basic and Diluted	12,946,802	11,207,021	12,739,201	11,184,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2010	2009
	(unaudited)
Cash flows used in operating activities
Net loss	$(1,814,172)	$(43,295,344)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	641,979	1,142,846
Impairment of intangible assets	—	1,310,598
Share-based compensation	1,763,015	1,569,043
Deferred tax expense	—	600,000
Change in assets and liabilities:
Accounts receivable	(1,007,451)	452,114
Inventory	(127,163)	(22,590)
Other current assets	668,871	—
Other assets	31,024	(60,071)
Accounts payable and accrued expenses	(2,264,121)	(559,125)
Litigation reserve	—	36,303,643
Deferred credits	426,444	11,967

Net cash used in operating activities	(1,681,574)	(2,546,919)

Cash flows used in investing activities
Acquisition of property and equipment	(39,146)	(41,445)
Intangible property costs	(88,712)	(121,132)

Net cash used in investing activities	(127,858)	(162,577)

Cash flows provided by (used in) financing activities
Payments on capital lease obligations	(2,684)	(5,614)
Proceeds from debt obligations	2,500,000	—
Payment of debt obligations	(265,657)	(714,285)
Proceeds from the exercise of options and warrants	616,940	20,693

Net cash provided by (used in) financing activities	2,848,599	(699,206)

Net change in cash	1,039,167	(3,408,702)
Cash and cash equivalents—beginning of period	5,228,802	15,518,960

Cash and cash equivalents—end of period	$6,267,969	$12,110,258

Supplemental disclosure of cash flow information
Cash paid for interest	$145,000	$149,472
Common stock issued in litigation settlement (1,247,330 shares)	$4,565,227	—
Installment note issued in litigation settlement	$5,000,000	—
Preferred stock issued in exchange of notes (1,321,514 shares)	$4,836,742	—
Warrants issued in exchange of notes payable (356,000 warrants)	$1,261,879	—
Common stock issued in settlement of other claims (25,000 shares)	$91,500	—
Dividend on preferred stock, 37,223 shares of common stock issuable	$174,633	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2010 and results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation approaches can be used to determine fair value, each requiring different valuation inputs. The following hierarchy classifies the inputs used to determine fair value into three levels:

•	Level 1—Quoted prices for identical instruments in active markets

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. As of June 30, 2010 and December 31, 2009, the carrying value of all financial instruments approximated their fair value.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable U.S. GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

Emergence from Chapter 11 Reorganization

        On July 17, 2009, Luna Innovations, along with Luna Technologies, Inc., which together included all of the operations of the consolidated Company, filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States Bankruptcy Code, including a proposed plan of reorganization, in the United States Bankruptcy Court for the Western District of Virginia (the “Bankruptcy Court”). During the period from July 17, 2009 through January 12, 2010, the Company continued to operate its business in the ordinary course as a Debtor-in-Possession. On January 12, 2010, the Bankruptcy Court approved our plan of reorganization, and the Company successfully emerged from Chapter 11 reorganization.

Upon our emergence and in connection with our litigation settlement, we issued approximately 1.2 million shares of common stock to Hansen Medical, Inc., as described below. Other outstanding shares of common stock were not directly affected by our plan of reorganization. Because the shareholders immediately prior to our emergence from Chapter 11 continue to own more than 50% of the total outstanding common stock immediately following our emergence from Chapter 11 reorganization, we did not adopt the fresh-start reporting principles of Accounting Standards Codification (“ASC”) 852-10-45 Financial Reporting during Reorganization.

Settlement of Hansen Litigation

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

Development and Supply Agreement with Hansen

In connection with the settlement agreement, we also entered into a development and supply agreement with Hansen. Under the terms of this agreement, we will perform product development services with respect to fiber optic shape sensing at Hansen’s request and provide Luna shape sensing products to Hansen. Revenues earned for product development will be determined in a manner consistent with our contract development services in our Technology Development business segment and will be payable monthly to us. Each quarter, to the extent such revenues exceed the installment payment owed by us to Hansen under the Hansen Note described below, then such excess will not be payable in cash and instead will be credited against the outstanding principal balance of the Hansen Note. Revenue is recognized under the development and supply agreement as time and expenses are incurred based upon contractual billing rates. Under the agreement, 30% of the costs incurred under the contract are not billable until specified milestones are met. Additionally, such amounts may be reduced if such milestones are not met within the timetable specified in the agreement. Since the holdback portion is not fixed and determinable as of June 30, 2010, we have deferred such amounts, approximately $168,000, until the milestone is achieved. We achieved this milestone during the third quarter of 2010.

Luna Securities Issued to Hansen

In connection with the settlement agreement, on January 12, 2010, we issued 1,247,330 shares of common stock to Hansen, representing 9.9% of our common stock then outstanding. In addition, we issued to Hansen a warrant entitling Hansen to purchase, until January 12, 2013, a number of shares of our common stock as necessary for Hansen to maintain a 9.9% ownership interest in our common stock, at an exercise price of $0.01 per share. On June 22, 2010, Hansen exercised the warrant to acquire 20,628 shares of our common stock based upon our outstanding shares of common stock as of March 31, 2010, the amount of which was included in operating expenses at March 31.

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

Preferred Stock Issued to Carilion Clinic

In January 2010, we entered into a transaction with Carilion Clinic (“Carilion”), in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes in the principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for (i) 1,321,514 shares of our newly designated Series A Convertible Preferred Stock and (ii) an additional warrant to purchase 356,000 shares of our common stock at an exercise price of $2.50 per share. This warrant is exercisable beginning February 1, 2013, and continuing until December 31, 2020. We also agreed to reduce the exercise price of Carilion’s prior common stock warrant from $7.98 to $2.50 per share and to extend its expiration date to December 31, 2020. The Series A Convertible Preferred Stock carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of June 30, 2010, 37,223 shares of common stock were issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have a history of net losses from 2005 through the six months ended June 30, 2010, attributable to our operations and other charges. We experienced continued negative cash flow from operations in the six months ended June 30, 2010. We have historically managed our liquidity through cost reduction initiatives, debt financings, and capital markets transactions.

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

Although there can be no guarantees, we believe that our current cash balance in addition to the funds available to us under the Credit Facility described below provide adequate liquidity for us to meet our working capital needs through 2010.

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

The effect of 6,724,111 and 4,936,856 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) are not included for the three months and six months ended June 30, 2010 and 2009, respectively, as they are anti-dilutive to earnings per share.

Stock-Based Compensation

We recognize stock-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. The Company has elected to use the Black-Scholes option pricing model to value any awards granted. We amortize stock-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. To compute the volatility used in this model we use the lifetime volatility of our common stock. The risk-free interest rate is based on US Treasury interest rates, the terms of which are consistent with the expected life of the stock options. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30, 2010	Six months ended June 30, 2009
Risk-free interest rate	2.87 – 3.22%	2.91 – 3.17%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	117%	83.00 – 88.59%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average	Aggregate Intrinsic Value (1)
Balance, December 31, 2009	4,727,360	$0.35 - $8.20	$2.43	$3,545,705	2,987,955	$1.72	$2,734,841
Granted	563,667	$3.45 - 4.43	$4.21
Exercised	(210,104)	$0.35 - 2.11	$1.49
Canceled	(24,277)	$1.77 - $5.73	$4.03

Balance, March 31, 2010	5,056,646	$0.35 - $8.20	$2.66	$3,866,520	2,924,567	$2.10	$2,980,196
Granted	174,981	$2.32 - 2.35	$2.32
Exercised	(261,408)	$0.35 - 2.11	$1.16
Canceled	(5,150)	$1.70 - 6.00	$2.36

Balance, June 30, 2010	4,965,069	$0.35 - $8.20	$2.72	$3,328,505	2,951,700	$2.30	$2,530,921

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the price of $2.20, which was the closing price of the Company’s Common Stock on the NASDAQ Capital Market on June 30, 2010.

At June 30, 2010, our approximately 5.0 million outstanding stock options had a weighted average remaining contractual term of 6.9 years, and our approximately 3.0 million outstanding and exercisable stock options had a weighted average remaining contractual term of 5.7 years.

For the three months ended June 30, 2010 and 2009, we recognized $875,675 and $779,518 in share-based payment expense, respectively and for the six months ended June 30, 2010 and 2009, we recognized $1,763,015 and $1,569,029 in share-based payment expense, respectively. We expect to recognize approximately $5.4 million in stock-based compensation expense over the remaining requisite service period of five years for stock options outstanding as of June 30, 2010.

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

Inventory

Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at June 30, 2010 and December 31, 2009 were approximately $84,000 and $48,000, respectively.

Recent Accounting Pronouncements

There have been no additional accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are material, or potentially material, to the Company’s financial statements.

2.	Debt

Silicon Valley Bank Facility

On February 18, 2010, we entered into a Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank (the “Bank”). The Credit Facility is a revolving credit facility that provides the Company with borrowing capacity of up to $5 million, subject to a percentage of our outstanding eligible accounts receivable, at a floating annual interest rate equal to the greater of (a) 6% or (b) the Bank’s prime rate then in effect plus 2%. The Credit Facility matures on February 17, 2011, unless earlier terminated, and any amounts due under the Credit Facility will be secured by substantially all of the Company’s assets, including our intellectual property, personal property and bank accounts. Outstanding borrowings under the facility were $2.5 million as of June 30, 2010, accruing interest at an annual rate of 6%.

The Credit Facility includes a fee of one-half of one percent (0.50%) per annum based on the average unused portion of the Credit Facility from time to time.

The Credit Facility requires the Company to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets (as defined in the agreement), protection and registration of intellectual property rights, and certain customary negative covenants. If the Company draws on the Credit Facility, we may use the proceeds of the loans for any variety of purposes, including working capital and general corporate purposes. As of June 30, 2010, we were in compliance with all covenants.

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

Issuance of Preferred Stock in exchange for Carilion Promissory Note

In 2005, we issued $5.0 million in principal amount of convertible promissory notes to Carilion that were convertible into shares of our Common Stock at a fixed price of $4.69 per share. The notes accrued simple interest at a rate of 6.0% per year and were originally scheduled to mature on December 30, 2009. In May 2008, we amended the terms of the notes to extend their due date to December 31, 2012 and to subordinate them to our credit facility with Silicon Valley Bank. We also issued warrants to purchase 10,000 shares of Common Stock at a price of $7.98 per share in connection with the amended terms. We valued the warrants using the Black-Scholes option pricing model, and we were amortizing the value as a deferred financing cost over the life of the promissory notes.

On January 12, 2010, we exchanged the convertible notes for 1,321,514 shares of convertible preferred stock in full satisfaction of the $5.0 million principal amount due under the convertible notes and $1.2 million in accrued but unpaid interest under the notes. In addition, the warrants issued in May 2008 to purchase 10,000 shares of Common Stock were amended to reduce their strike price to $2.50 per share. As part of the exchange, the company also issued additional warrants to Carilion to purchase an aggregate of 356,000 shares of Common Stock with a strike price of $2.50. The warrants are exercisable beginning December 31, 2012 and February 1, 2013, respectively, and continuing until December 31, 2020. Please see Note 1 for discussion of accounting recognition.

3.	Capital Stock and Additional Paid-in Capital

During the six months ended June 30, 2010, we issued shares of capital stock as follows:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2009	—	$—	11,351,967	$11,352	$41,228,698

Exercise of stock options	—	—	161,598	162	226,596

Share-based compensation	—	—	—	—	887,340

Issuance of Common Stock, Hansen Settlement	—	—	1,247,330	1247	4,563,980

Stock dividends to Carilion (1)	—	—	—	17	81,616

Issuance of Warrants, Other	—	—	—	—	1,264,946

Issuance of Common Stock, Other (2)	—	—	25,000	25	91,475

Issuance of Preferred Stock, in exchange of Carilion notes	1,321,514	1,322	—	—	4,835,420

Balances, March 31, 2010	1,321,514	1,322	12,785,895	12,803	53,180,071

Exercise of stock options and warrants	—	—	330,542	331	437,086

Share-based compensation	—	—	—	—	875,675

Stock dividends to Carilion (1)	—	—	—	20	92,980

Issuance of Common Stock, Other	—	—	2,293	2	4,998

Balances, June 30, 2010	1,321,514	1,322	13,118,730	13,156	54,590,810

(1)	The stock dividends payable in connection with Carilion’s Series A Preferred Stock will be issued subsequent to June 30, 2010.
(2)	In January 2010 we settled a complaint filed by a former employee in exchange for the payment of $13,000 in cash and the issuance of 25,000 shares of our common stock. The settlement was included as an accrued liability on our December 31, 2009 consolidated balance sheet.

See Note 1 for a description of the securities issued to Hansen and Note 2 for a description of the issuance of preferred stock to Carilion.

4.	Operating Segments

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

Through June 30, 2010, our acting President and our Chief Executive Officer and their direct reports collectively represented our chief operating decision makers, and they evaluate segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2010).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited )		(unaudited)
Revenues :
Technology development revenues	$6,091,503	$6,446,971	$11,902,597	$13,329,343
Product and license revenues	2,907,139	2,214,808	4,981,836	3,825,991

Total revenues	$8,998,642	$8,661,779	$16,884,433	$17,155,334

Technology Development operating loss	(406,434)	(1,215,110)	(710,655)	(1,956,757)
Product and License operating loss	$(68,410)	$(1,034,931)	$(861,120)	$(40,421,556)

Total operating loss	$(474,844)	$(2,250,041)	$(1,571,774)	$(42,378,313)

Depreciation, Technology Development	177,834	248 ,958	377,597	539,480
Depreciation, Product and License	84,870	85,527	158,043	154,850
Amortization, Technology Development	34,061	140,354	74,963	348,486
Amortization, Product and License	16,255	48,217	31,376	100,028

Additional segment information is as follows:

The table below presents assets for reportable segments:

	June 30,	December 31,
	2010	2009
Total segment assets:
Technology Development	$15,233,999	$15,937,039
Product and License	7,270,349	5,820,885

Total	$22,504,348	$21,757,924

Property plant and equipment, and intangible assets, Technology Development	$2,867,558	$3,449,790

Property plant and equipment, and intangible assets, Product and License	$1,368,528	$1,260,010

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 65% and 77% of total consolidated revenues for the three months ended June 30, 2010 and 2009, respectively and 70% and 80% of revenues for the six months ending June 30, 2010 and 2009, respectively.

International revenues (customers outside of the United States) accounted for approximately 10% and 8% of total revenues for the three months ended June 30, 2010 and 2009, respectively and 10% and 7% of total revenues for the six months ended June 30, 2010 and 2009, respectively.

5.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

We have an outstanding letter of credit as of June 30, 2010, in the amount of $239,832 in favor of the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. This letter of credit expires in June 2012.

In September 2008, our Luna Technologies Division executed a non-cancelable $2.0 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2008. As of June 30, 2010, approximately $0.3 million of this commitment remained. The delivery of the remaining lasers has been extended through September 2010.

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

Overview

We research, develop and commercialize innovative technologies in two primary areas of focus: instrumentation, test & measurement and sensing products, and healthcare products. We have a disciplined and integrated business model that is designed to accelerate the process of bringing new and innovative products to market. We identify technologies that can fulfill large and unmet market needs and then take these technologies from the applied research stage through commercialization. Although revenues from product sales currently represent less than one half of our total revenues, we continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues. In addition, we anticipate that these revenues will reflect a broader and more diversified mix of products as we develop and commercialize new products.

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

Our total revenues were $9.0 million and $8.7 million during the three months ended June 30, 2010 and 2009, respectively, and we had net losses attributable to common stockholders of $0.7 million and $2.4 million for the same periods, respectively.

We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. The rate at which we have received new research contract awards declined significantly during the period of our reorganization in 2009 and early 2010, and this resulted in a decline in our technology development revenues for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog (the amount for which money has been directly authorized by the U.S. Congress or for which a purchase order has been received by a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The recent slowing in the rate of our receipt of new research contract awards described above has led to a decline in our backlog, and the approximate value of our backlog was $26.4 million as of June 30, 2010, as compared to $27.9 million of backlog as of June 30, 2009. We may continue to experience year over year declines in revenue for this segment of our business unless and until we are able to increase the rate at which we receive new research contract awards and restore our backlog to prior levels.

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

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and represented approximately 32% and 30% of our total revenues for the three- and six- month periods ended June 30, 2010, respectively. Our license revenues are composed of fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property.

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

Our operating expenses include stock-based compensation charges. We recorded stock-based compensation charges of approximately $0.9 million, including the expense of warrants issued to a third party, for the three months ended June 30, 2010. We also expect to recognize aggregate stock-based compensation expenses of $5.4 million in future periods through 2014 relating to stock options outstanding as of June 30, 2010.

Litigation Reserve

In the first quarter of 2009, we established a litigation reserve of $36.3 million in connection with the Hansen litigation, equal to the original jury verdict against us, pending final resolution of the matter. In January 2010, we settled our litigation with Hansen and issued to Hansen a secured promissory note in the principal amount of $5.0 million as well as 1,247,330 shares of our common stock with a fair value of approximately $4.7 million, based on the closing price of our common stock on January 11, 2010. Therefore, in the fourth quarter of 2009, we adjusted the prior litigation reserve downward to $9.7 million. This adjustment was recorded on our statement of operations as a reduction of operating expenses during the fourth quarter of 2009.

Interest Income/Expense

Interest expense includes interest accrued on our outstanding bank credit facilities, our 6% senior convertible notes issued to Carilion that were outstanding until January 2010 and our promissory note issued to Hansen in January 2010, which we refer to in this report as the Hansen Note, as well as interest incurred with respect to our capital lease obligations. From January 1, 2009 through July 15, 2009, we had borrowed $5.0 million under a term loan with Silicon Valley Bank. On July 15, 2009, we repaid the outstanding balance of our term loan with Silicon Valley Bank and terminated the credit facility. In February 2010, we entered into a new revolving line of credit with Silicon Valley Bank for up to $5.0 million, of which $2.5 million was outstanding as of June 30, 2010. In addition, as of June 30, 2010 we also had a $4.7 million principal balance outstanding on the Hansen Note. During the year ended December 31, 2009, we also had the full $5.0 million principal balance outstanding under the senior convertible notes issued to Carilion. During January 2010, the principal balance and accrued interest under the senior convertible notes was converted in full into shares of our Series A Preferred Stock and no amounts were outstanding under these notes as of June 30, 2010. The interest expense for the six months ended June 30, 2010 primarily includes approximately $190,000 on the Hansen Note and approximately $40,000 on the revolving line of credit with Silicon Valley Bank. The interest expense for the same period of 2009 is primarily attributable to approximately $150,000 on the prior term loan with Silicon Valley Bank and approximately $150,000 on the convertible notes issued to Carilion.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments. Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on March 26, 2010. There have been no material changes to the descriptions therein.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

Total revenues increased 3.9% to $9.0 million for the three months ended June 30, 2010 from $8.7 million for the three months ended June 30, 2009. Revenues within our Technology Development Division decreased 5.5% from the corresponding period in 2009, while revenues in our Product and License Division increased by 31.3%. Technology development revenues decreased to $6.1 million for the three months ended June 30, 2010 from $6.4 million for the corresponding 2009 period, due primarily to a decline in direct labor hours and other direct costs associated with a reduction or slowing in awards for new long-term development projects during our reorganization in the latter half of 2009. We generated approximately $2.9 million in product and license revenues in the second quarter of 2010 as compared with $2.2 million for the corresponding 2009 period, primarily reflecting increased demand for fiber optic test and measurement equipment during the quarter.

Cost of Revenues

Cost of revenues increased 7.0%, to $5.7 million for the three months ended June 30, 2010 from $5.3 million for the corresponding 2009 period, primarily corresponding to increased revenue in our Product and License Division business segment. The Technology Development Division cost of sales decreased by approximately 1.8%, from $4.3 million to $4.2 million, due primarily to the decline in direct labor hours described above. Product and license cost of sales increased by $0.5 million, or 43.1%, from $1.0 million to $1.5 million, reflecting the growth in our product sales during the second quarter of 2010.

Our resulting gross profit was $3.3 million for each of the quarters ended June 30, 2010 and 2009. The growth in our Product and License segment offset the gross profit impact of lower revenues from our Technology Development segment. Revenues from our Products and License Division business segment typically carry a higher gross margin percentage than revenues from our Technology Development Division business segment.

Operating Expense

Operating expense decreased to $3.8 million for the three months ended June 30, 2010 from $5.6 million for the corresponding quarter in 2009. The improvement in operating expenses is primarily attributable to a reduction in legal expenses related to our filing for bankruptcy in July of 2009 and our litigation with Hansen, which totaled approximately $1.5 million in the second quarter of 2009, but which were insignificant in the second quarter of 2010.

Other Income (Expense)

Net interest expense for the three months ended June 30, 2010 was approximately $143,000 compared to a net interest expense of approximately $140,000 during the same period in 2009. At June 30, 2009 we had a $5.0 million term loan facility with Silicon Valley Bank, or SVB, in addition to the promissory note of $5.0 million to Carilion. During the quarter ending June 30, 2010 we had a line of credit with SVB with an average outstanding balance of $2.5 million and $4.6 million balance on our promissory note to Hansen.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Total revenues decreased 1.6% to $16.9 million for the six months ended June 30, 2010 from $17.2 million for the six months ended June 30, 2009. Revenues within our Technology Development Division decreased 10.7% from the corresponding period in 2009, while revenues in our Product and License Division increased by 30.2%. Technology development revenues decreased to $11.9 million for the six months ended June 30, 2010 from $13.3 million for the corresponding 2009 period, due primarily to decline in direct labor hours and other direct costs associated with a reduction or slowing in awards for new long-term development projects during our reorganization in the latter half of 2009. We generated approximately $5.0 million in product and license revenues in the six months ended June 30, 2010 as compared with $3.8 million for the corresponding 2009 period, primarily reflecting increased shipments of our OVA and OBR products, which increased by 81% compared to the first six months of 2009.

Cost of Revenues

Cost of revenues decreased 3.2%, to $10.7 million for the six months ended June 30, 2010 from $11.1 million for the corresponding 2009 period, primarily corresponding to the larger share of our consolidated revenue being provided by our Product and License Division and its greater gross profit. The Technology Development Division cost of sales decreased by approximately 12.5%, from $9.2 million to $8.0 million, reflecting the 10.7% decrease in Technology Development Division revenues. Product and license cost of sales increased by 41.1%, from $1.9 million to $2.7 million, reflecting the growth in our product sales and increased costs associated with product development contracts. Additionally, Product and License Division cost of sales includes the costs associated with certain product development activities for which approximately $168,000 was deferred until the achievement of certain milestones and, accordingly, this revenue has been deferred as of June 30, 2010.

Our resulting gross profit was essentially flat at $6.1 million for each period, or 36.4% of revenue for the six months ended June 30, 2010 and 35.3% of revenue, for the six months ended June 30, 2009.

Operating Expense

Operating expense decreased to $7.7 million for the six months ended June 30, 2010 from $48.4 million for the corresponding period in 2009. This decrease is primarily due to the $36.3 million Hansen litigation reserve recorded in the first half of 2009 and the associated impairment of goodwill and other intangible assets totaling $1.3 million in our Products and License Division business segment. Excluding those charges, operating expenses were $10.8 million for the six months ending June 30, 2009. Operating expenses in the first half of 2009 also included approximately $1.6 million of professional fees associated with the Hansen litigation and our preparation for filing for Chapter 11 reorganization on July 17, 2009, which costs did not continue materially into 2010. The remainder of the improvement in operating expenses is primarily attributable to our expense reduction initiatives undertaken after the first quarter of 2009 and carrying into the first half of 2010.

Other Income (Expense)

Net interest expense for the six months ended June 30, 2010 was approximately $228,000 compared to a net interest expense of approximately $299,000 during the same period in 2009. During the six months ended June 30, 2010, we expensed approximately $42,000 in interest for the SVB line of credit under which borrowings commenced in 2010 and approximately $192,000 for the Hansen note issued in January 2010. During the first six months of 2009, we recognized approximately $150,000 of interest expense on our then outstanding $5.0 million notes to Carilion and approximately $127,000 on our prior term loan with SVB of $5.0 million.

Liquidity and Capital Resources

At June 30, 2010, our total cash and cash equivalents were approximately $6.3 million. We expect the settlement of our litigation with Hansen and our emergence from bankruptcy in January 2010 will improve our cash flows in future periods.

On February 18, 2010, we entered into a line of credit facility with Silicon Valley Bank, or SVB, under which we have a borrowing capacity of up to $5 million at a floating annual interest rate equal to the greater of (a) 6% or (b) SVB’s prime rate then in effect plus 2%. The facility matures on February 17, 2011, unless earlier terminated, and any amounts due under the facility are secured by substantially all of our assets, including our intellectual property, personal property and bank accounts. Amounts due to Hansen under our January 2010 promissory note to Hansen are subordinated to amounts due to SVB under the line of credit, subject to certain terms and conditions. On March 30, 2010, we borrowed $2.5 million under the line of credit with SVB, and $2.5 million remains available under the facility as of the date of this report. The line of credit includes a fee of one-half of one percent (0.50%) per annum based on the average unused portion of the facility from time to time.

The SVB facility requires us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets (as defined in the agreement), protection and registration of intellectual property rights, and certain customary negative covenants. We may use the proceeds of borrowings for any variety of purposes, including working capital and general corporate purposes. At June 30, 2010 we were in compliance with the required covenants.

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

Discussion of Cash Flows

Recent Activity

We used approximately $1.7 million net cash in our operating activities during the six months ended June 30, 2010, as compared to $2.5 million used during the six months ended June 30, 2009. The difference was primarily due to our lower net loss of $1.8 million for the six months ended June 30, 2010, as compared to $5.7 million during the six months ended June 30, 2009, excluding our litigation reserve and related impairment charge for certain of our intangible assets. This improvement in cash flows was offset by a net cash outflow of $2.3 million from changes in working capital during the six months ended June 30, 2010, as compared to a net cash outflow of $0.2 million from changes in working capital during the six months ended June 30, 2009. During the six months ended June 30, 2010, we paid approximately $1.9 million for prepetition debts and legal fees related to our Chapter 11 reorganization that were included in our accounts payable and accrued expenses as of December 31, 2009. We also incurred $0.6 million in non-cash deferred tax expense during the six months ended June 30, 2009 as compared to no such expense during 2010.

Our cash flows from investing activities, consisting of purchases of equipment and costs associated with certain intangible assets, were not material during the six months ended June 30, 2010 or 2009. Net cash provided to us by financing activities during the six months ended June 30, 2010 was $2.8 million, which was the result of borrowing $2.5 million under our line of credit with SVB, and $0.6 million received upon the exercise of warrants and employee stock options, offset by paying down $0.3 million on the Hansen Note . During the six months ended June 30, 2009, our only material financial activities were net repayments of $0.7 million under our term loan with SVB in place at that time.

Summary of Contractual Obligations

We lease our facilities in Blacksburg, Charlottesville, Danville and Roanoke, Virginia under operating leases that expire on various dates through December 2017 or under a month-to-month arrangement. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

We also lease certain computer equipment and software under capital lease agreements that expire through September 2013. The assets subject to these obligations are included in property and equipment on our consolidated balance sheet.

In September 2008, our Luna Technologies division executed a non-cancelable $2.0 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in September 2008. As of June 30, 2010, approximately $0.3 million of this commitment remained. The delivery of the remaining lasers has been extended through September 2010.

The Hansen Note is payable in quarterly installments through April 2014. As of June 30, 2010, $4.6 million of principal was outstanding under the Hansen Note.

We have licensed certain third-party technologies from vendors for which we owe minimum royalties aggregating $2.0 million payable over the remaining patent terms of the underlying technology.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) (ii).

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

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediately available liquidity or short-term nature of these financial instruments. As of June 30, 2010 we had $6.3 million deposited in cash and cash equivalents.

We are exposed to interest rate fluctuations as a result of our $5.0 million revolving line of credit with SVB, which has a variable rate. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. As of June 30, 2010, the revolving debt facility interest rate was 6%. For the principal amount of $2.5 million outstanding under the line of credit as of June 30, 2010, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $25,000.

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

Foreign Currency Exchange Rate Risk

As of June 30, 2010, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13-15(e) and led-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our interim President and Chief Operating Officer and our interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our interim President and Chief Operating Officer and interim Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

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

RISKS RELATING TO OUR BUSINESS GENERALLY

Our recently announced senior management changes and our search for a new chief executive officer could cause disruption in our business and may not be successful.

         On August 10, 2010, as part of our previously announced transition plan for the company’s leadership, Dr. Kent Murphy, our founder, resigned from his position as our chief executive officer to assume the role of senior strategic and technology advisor to the company in a consulting capacity. Dr. Murphy remains a member of the board of directors, serving in the new role as the vice chairman. We have formally initiated a search for a new chief executive officer to replace Dr. Murphy. At the time of Dr. Murphy’s resignation, we also announced a number of other senior management changes. Jonathan Cool, who had been serving as our acting president and chief operating officer since May 2010, returned to his position on the board and as chairman of the board’s strategy committee, where he can focus on strategic direction of the company. Dale Messick, our former chief financial officer, assumed the roles of interim president and interim chief operating officer, and Scott Graeff, our chief commercialization officer and treasurer, assumed the additional role of interim chief financial officer. We currently expect that Messrs. Messick and Graeff will serve in their newly designated interim capacities until we hire a new chief executive officer, at which time Mr. Messick will return to being chief financial officer.

Implementation of these senior management transitions has just recently begun, and there can be no guarantee that any of these transitions will be successful. During this period of transition, there may be operational inefficiencies as Mr. Messick, as interim president and interim chief operating officer, assumes responsibility for our corporate operations, and there can be no guarantee that the transition of operational responsibilities from Mr. Cool to Mr. Messick will be successful. Similarly, as Mr. Graeff assumes responsibility for the financial and accounting functions, there can be no guarantee that the transition of these responsibilities will be successful.

Moreover, there can be no guarantee that the our efforts to identify and recruit a permanent chief executive officer will be successful, or that a transition to a new chief executive officer will be smooth or successful. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees.

Competition for qualified personnel, particularly those with the significant skills and expertise of many of Luna’s officers and employees, remains intense. Any loss of key personnel could have a material adverse effect on our ability to meet key operational objectives, such as timely and effective project milestones and product introductions, which could adversely affect our business, results of operations and financial condition. Also, the uncertainty inherent in our senior management transitions could lead to concerns from current and potential customers, suppliers and other third parties with whom we do business, any of which could have a material adverse impact on our operations. Finally, we have certain contractual obligations to adequately staff certain development projects, and a loss of key personnel could lead to our inability to meet these obligations, which in turn could expose us to claims for significant damages under any such agreement.

Our business could suffer as a result of our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 2009.

As described elsewhere in this report, in July 2009, we filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States Bankruptcy Code, including a proposed plan of reorganization, under Chapter 11 of the U.S. Bankruptcy Code. In January 2010, the bankruptcy court approved our reorganization plan and we emerged from bankruptcy on that date. Even though our plan of reorganization has been implemented, operating results may be adversely affected by the possible reluctance of prospective customers, suppliers and lenders to do business with a company that recently emerged from bankruptcy proceedings. For example, the rate at which we received new research contract awards declined significantly during the period of our reorganization in 2009 and early 2010, which has resulted in a decline in our technology development revenues and may continue to do so in the future. In addition, our emergence from bankruptcy may result in reputational risks that make it difficult to attract and retain employees and work with customers and suppliers.

We have recently experienced a decline in government research contract awards, upon which we have historically relied for a significant portion of our revenues. If we continue to experience a decline in our receipt of these awards, or if there is any decline in government funding of existing or future government research contracts, including Small Business Innovation Research (SBIR) contracts, it could adversely affect our revenues, our cash flows and our ability to fund our growth.

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 70% of our consolidated total revenues for the six months ended June 30, 2010 and 78% for the same period in 2009. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

Our contract research customer base includes government agencies, corporations and academic institutions. Our customers are not obligated to extend their agreements with us and may elect not to do so. Also, our customers’ priorities regarding funding for certain projects may change, and funding resources may no longer be available at previous levels.

         In addition, we may not be successful in securing future contracts. For example, the rate at which we received new research contract awards declined significantly during the period of our reorganization in 2009 and early 2010, which has resulted in a decline in our technology development revenues and a decline in our backlog. If we are unable to increase the rate at which we receive new research contract awards, we may continue to experience year over year declines in revenue for this portion of our business, which could have a significant adverse impact on our results of operations, cash flows and financial condition.

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

We compete as a small business for some of our government contracts. As described above our revenues under the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future.

We may not continue to qualify to participate in the SBIR program or to receive new SBIR awards from federal agencies. In order to qualify for SBIR contracts and grants, we must meet certain size and revenue eligibility criteria. These eligibility criteria are applied as of the time of the award of a contract or grant. We believe that we are currently in compliance with the SBIR eligibility criteria, but we cannot assure you that the U.S. Small Business Administration, or SBA, the federal agency that administers the SBIR program, will interpret its regulations in our favor. As we grow our business, it is foreseeable that we will eventually exceed the SBIR eligibility limitations, in which case we may be required to seek alternative sources of revenues or capital.

In order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. In determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. As of June 30, 2010, we had approximately 198 employees. Our largest institutional stockholder, Carilion, beneficially owns approximately 31% of our common stock, including shares issuable upon conversion of non-voting preferred stock, as well as shares of common stock underlying warrants. If the SBA were to make a determination that we are affiliated with Carilion, we could exceed the size limitations, as Carilion has over 500 employees. In that case, we could lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

In order to be eligible for SBIR contracts and grants, we must also be 51% owned and controlled by individuals who are U.S. citizens or permanent resident aliens. In the event our institutional ownership significantly increases, either because of increased buying by institutions or selling by individuals, we could lose eligibility for new SBIR contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

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

Our failure to attract, train and retain skilled employees or members of our senior management would adversely affect our business and operating results.

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

In addition, our future success depends in a large part upon the continued service of key members of our senior management team. We do not maintain any key-person life insurance policies on our officers. The loss of any members of our management team or other key personnel could seriously harm our business.

We have a history of losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses and we may never achieve or maintain profitability or positive cash flow.

We incurred consolidated net losses attributable to common stockholders of approximately $2.0 million and $43.3 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, our accumulated deficit totaled $46.1 million. While the magnitude of our net loss during the first six months of 2009 exceeded our historical losses due to expenses associated with litigation, which was resolved in December 2009, we expect to continue to incur significant expenses as we expand our operations, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

As part of the settlement of our litigation with Hansen Medical, Inc., or Hansen, we issued to Hansen a warrant for additional shares of our common stock in an amount such that Hansen may maintain ownership of 9.9% of our total outstanding common stock for a period of three years at a price of one cent per common share. In the event that we raise capital through the issuance of common stock, stockholders will experience further dilution to the extent that Hansen exercises this warrant, which may make it more difficult to raise equity capital or adversely impact the price at which we are able to raise equity capital.

If we are unable to obtain adequate financing or financing terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our settlement agreement and related agreements with Hansen could result in our making substantial future cash payments.

As part of the settlement of our litigation with Hansen, we issued a promissory note payable to Hansen in the principal amount of $5.0 million. The note bears interest at a rate of 8.5% and is payable in quarterly installments commencing April 2010 and continuing through January 2014. Additionally, we entered into a Development and Supply Agreement with Hansen under which we will develop certain fiber optic shape sensing technologies or products for Hansen. Hansen is required to pay us for the development services provided. In the event that the amounts owed by Hansen under the Development and Supply Agreement exceed the quarterly installment payment under Hansen’s promissory note, then the excess amount will not be payable in cash by Hansen but will reduce the outstanding principal balance on the note to Hansen. Additionally, Hansen may terminate the Development and Supply Agreement at any time without further obligation, while we would remain liable for the payments due under the note, which would have a material adverse effect on our cash flows. The Development and Supply Agreement also provides for substantial liquidated damages in the event that we are deemed not to have complied in a commercially reasonable good faith manner with respect to our technology development obligations under the agreement. We cannot assure you that there will be no disagreements with Hansen as to whether we are complying with our obligations under the Development and Supply Agreement. In the event that we are required to make substantial payments to Hansen under the Development and Supply Agreement, it would adversely affect our results of operations and cash flows.

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

If we are unable to secure third-party reimbursement for our medical products, our revenue and net loss could be adversely affected.

In both the United States and foreign markets where we intend to sell our medical products, third-party payers such as the government and health insurance companies are generally responsible for hospital and doctor reimbursement for medical products and services. Governments and insurance companies carefully review and may challenge the prices charged for medical products and services. Reimbursement rates from private insurance companies vary depending on the procedure performed, the third party involved, the insurance plan involved, and other factors. In the United States, reimbursement for medical procedures under the Medicare and Medicaid programs is administered by Centers for Medicare & Medicaid Services. Medicare reimburses both hospitals and physicians a pre-determined, fixed amount based on the procedure performed. This fixed amount is paid regardless of the actual costs incurred by the hospital or physician in furnishing the care and is often unrelated to the specific devices used in that procedure. Thus, any reimbursements that hospitals or physicians obtain for using our medical products will generally have to cover any additional costs that hospitals incur in purchasing such products.

Hospitals and medical centers to which we intend to sell our medical products typically bill the services performed with our products to various third-party payers, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payers’ for procedures performed with our products, or if governmental and private payors’ policies do not permit reimbursement for services performed using our products, demand for our product may be negatively impacted.

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

In general, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market medical devices for clinical use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the FDC Act, which has occurred in the case of the EDAC® product. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or is eligible for grandfather status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application, or PMA, for the modified product before we are permitted to market the products in the United States. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or are eligible for grandfather status, we will be required to obtain FDA approval by submitting a PMA.

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

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	litigation, such as our recently settled litigation with Hansen;

•	any major change in our board of directors or management, including in connection with our recently announced management transition initiatives;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors;

•	a lack of, limited or negative industry or security analyst coverage;

•	discussions of our company or our stock price by the financial and scientific press and online investor communities such as chat rooms; and

•	general developments in our industry.

In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These factors may materially and adversely affect the market price of our common stock.

If there are substantial sales of our common stock, or the perception that such sales may occur, our stock price could decline.

If any of our stockholders were to sell substantial amounts of our common stock, the market price of our common stock may decline, which might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Substantial sales of our common stock, or the perception that such sales may occur, may have a material adverse effect on the prevailing market price of our common stock.

Carilion, Dr. Kent Murphy and certain other stockholders have rights to require us, subject to certain conditions, to file one or more registration statements providing for the sale of up to an aggregate of approximately 6.4 million shares of our common stock, which number includes approximately 1.3 million shares of common stock issuable to Carilion upon conversion of shares Series A Preferred Stock it currently holds, or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the issuance of these shares, they can generally be freely sold in the public market.

Dr. Murphy currently owns approximately 2.8 million shares of our common stock. In connection with Dr. Murphy’s resignation as our chief executive officer, he has agreed that, subject to certain conditions, he may only request the registration of up to 800,000 shares of common stock through December 31, 2011, and he will not make any open market sales of his common stock pursuant to the exemption from registration provided by Rule 144 under the Securities Act during this period. However, these restrictions expire at the end of 2011, after which time Dr. Murphy will once again have the contractual ability to cause us to register all remaining shares that he owns at that time and sell under Rule 144.

In addition, certain of our employees, including some of our executive officers, have entered into agreements with us that restrict their ability to sell shares of our common stock beyond specified amounts through December 31, 2010. These employees currently beneficially own approximately 5% of our outstanding common stock, including shares issuable upon exercise of stock options. We have the right to waive any of these sale restrictions for employees and management at our discretion, and in such instance, the shares would become freely tradable.

We cannot assure you that Carilion, Dr. Murphy or any of our other significant stockholders will not seek to sell their shares once the contractual restrictions on their ability to do so have lapsed, or at any other time that could have an adverse effect on the market price of our stock.

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

(a) Unregistered Sales of Equity Securities during the Three-Month Period Ended June 30, 2010

Shares Issued Upon Exercise of Warrants

During the three months ended June 30, 2010, the Company issued 20,628 shares of common stock upon exercise of warrants held by Hansen for gross proceeds of $206.28. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of that statute.

Common Stock Dividend Payable to Carilion

As described in the Company’s Current Report on Form 8-K filed on January 15, 2010, the Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2010, the Series A Preferred Stock issued to Carilion has accrued approximately $175,000 in dividends. The accrued dividend as of June 30, 2010 will be paid by the issuance of 37,223 shares of the Company’s common stock, which the Company will issue subsequent to June 30, 2010. The shares of common stock will be issued under exemptions from registration pursuant to Sections 3(a) (9) and 4(2) of the Securities Act.

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

Luna Innovations Incorporated

Date: August 16, 2010	By:	/S/ SCOTT A. GRAEFF
Scott A. Graeff
Interim Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)*	Development and Supply Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc., as amended on February 17, 2010 and April 2, 2010 (Exhibit 10.7)
10.2(1)*	Amendment to Development and Supply Agreement, effective January 12, 2010 and April 27, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.9)
10.3(1)	Lease for Riverside Center, dated December 30, 2005, by and between Carilion Medical Center and Luna Innovations Incorporated, as amended by an Amended Lease dated July 20, 2006, a Second Amendment dated on or about October 5, 2007 and a Third Amendment effective as of April 1, 2010 (Exhibit 10.15)
10.4	Lease Agreement Extension dated June 17, 2010, by and between the Industrial Development Authority of Danville, Virginia, and Luna Innovations Incorporated
10.5	Third Amendment to Commercial Lease dated June 21, 2010, by and between Canvasback Real Estate & Investments, LLC, and Luna Innovations Incorporated
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010 (File No. 000-52008). The number in parentheses indicates the corresponding exhibit number in such Form 10-Q.
*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.