Form 10-Q
period 2010-09-30
LUNA INNOVATIONS INC
filed 2010-11-15
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

☒  Yes                 ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2010, there were 13,299,590 shares of the registrant’s common stock outstanding.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,152,228	$5,228,802
Accounts receivable, net	6,578,187	7,203,203
Inventory, net	2,984,848	2,890,364
Prepaid expenses	508,138	560,964
Other current assets	45,524	729,532

Total current assets	17,268,925	16,612,865
Property and equipment, net	3,428,076	4,129,015
Intangible assets, net	571,444	580,785
Other assets	322,002	435,259

Total assets	$21,590,447	$21,757,924

Liabilities and stockholders’ equity (deficit)
Liabilities not subject to compromise:
Current liabilities:
Revolving line of credit	2,500,000	—
Current portion of long term-debt obligation	1,164,005	—
Accounts payable	1,279,763	1,142,267
Accrued liabilities	3,234,115	3,386,849
Deferred credits	1,343,348	1,027,016

Total current liabilities	9,521,231	5,556,132
Long-term debt obligation	2,993,296	—

Liabilities subject to compromise	—	19,062,000

Total liabilities	12,514,527	24,618,132

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at September 30, 2010	1,322	—
Common stock, par value $0.001, 100,000,000 shares authorized, 13,280,696 and 11,351,967 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	13,338	11,352
Additional paid-in capital	55,666,838	41,228,698
Accumulated deficit	(46,605,578)	(44,100,258)

Total stockholders’ equity (deficit)	9,075,920	(2,860,208)

Total liabilities and stockholders’ equity (deficit)	$21,590,447	$21,757,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$5,027,024	$6,493,741	$16,929,621	$19,795,638
Product and license revenues	3,558,118	2,381,184	8,539,953	6,234,621

Total revenues	8,585,142	8,874,925	25,469,574	26,030,259

Cost of revenues:
Technology development costs	3,534,089	4,136,935	11,559,351	13,189,007
Product and license costs	1,613,499	1,231,289	4,332,600	3,275,076

Total cost of revenues	5,147,588	5,368,224	15,891,951	16,464,083

Gross Profit	3,437,554	3,506,701	9,577,623	9,566,176

Operating expense:
Selling, general and administrative	3,383,121	3,892,238	10,044,549	13,033,818
Research, development, and engineering	307,777	660,836	1,249,385	2,343,176
Litigation reserve	—	—	—	36,303,643
Impairment of intangible assets	—	—	—	1,310,598
Reorganization expense	53,597	872,644	161,801	872,644

Total operating expense	3,744,495	5,425,718	11,455,735	53,863,879

Operating loss	(306,941)	(1,919,017)	(1,878,112)	(44,297,703)

Other income (expense):
Other income (expense)	10,000	—	(5,477)	(18,167)
Interest expense	(124,756)	(124,208)	(352,282)	(422,702)

Total other expense, net	(114,756)	(124,208)	(357,759)	(440,869)

Loss before income taxes	(421,697)	(2,043,225)	(2,235,871)	(44,738,572)
Income tax expense	1,817	—	1,817	600,000

Net loss	(423,514)	(2,043,225)	(2,237,688)	(45,338,572)

Preferred stock dividend	93,000	—	267,633	—

Net loss attributable to common stockholders	$(516,514)	$(2,043,225)	$(2,505,321)	$(45,338,572)

Net loss per share:
Basic and Diluted	$(0.04)	$(0.18)	$(0.19)	$(4.05)

Weighted average shares:
Basic and Diluted	13,188,913	11,247,749	12,890,752	11,205,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2010	2009
	(unaudited)
Cash flows used in operating activities
Net loss	$(2,237,688)	$(45,338,572)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	953,630	1,504,211
Impairment of intangible assets	—	1,310,598
Share-based compensation	2,616,024	2,378,968
Deferred tax expense	—	600,000
Reorganization expense in excess of cash payments	—	88,210
Reorganization accrual	—	146,964
Change in assets and liabilities:
Accounts receivable	625,016	(263,620)
Inventory	(140,220)	(1,181,901)
Other current assets	736,834	—
Other assets	71,029	(34,581)
Accounts payable and accrued expenses	(3,267,285)	(102,956)
Litigation reserve	—	36,303,643
Deferred credits	316,332	(102,391)

Net cash used in operating activities	(326,328)	(4,691,427)

Cash flows used in investing activities
Acquisition of property and equipment	(50,540)	(49,295)
Intangible property costs	(152,404)	(152,011)

Net cash used in investing activities	(202,944)	(201,306)

Cash flows provided by (used in) financing activities
Payments on capital lease obligations	(4,000)	(7,927)
Proceeds from debt obligations	2,500,000	—
Payment of debt obligations	(842,699)	(5,000,000)
Proceeds from the exercise of options and warrants	799,397	35,556

Net cash provided by (used in) financing activities	2,452,698	(4,972,371)

Net change in cash	1,923,426	(9,865,104)
Cash and cash equivalents—beginning of period	5,228,802	15,518,960

Cash and cash equivalents—end of period	$7,152,228	$5,653,856

Supplemental disclosure of cash flow information
Cash paid for interest	$266,775	$177,973
Common stock issued in litigation settlement (1,247,330 shares)	$4,565,227	—
Installment note issued in litigation settlement	$5,000,000	—
Preferred stock issued in exchange of notes (1,321,514 shares)	$4,836,742	—
Warrants issued in exchange of notes payable (356,000 warrants)	$1,261,879	—
Common stock issued in settlement of other claims (25,000 shares)	$91,500	—
Dividend on preferred stock, 57,046 shares of common stock issuable	$267,633	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“Luna Innovations”) was incorporated in the Commonwealth of Virginia in 1990 and subsequently reincorporated in the State of Delaware in April 2003. We are engaged in the research, development and commercialization of innovative technologies in the areas of test & measurement, sensing, and instrumentation products, secure computing and communications and health care. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development Group, and our Product and License Group. We have a business model that is designed to accelerate the process of bringing new and innovative technologies to market. We identify technology that can fulfill identified market needs. We then take these solutions from the applied research stage through commercialization.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for audited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2010 and results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. As of September 30, 2010 and December 31, 2009, the carrying value of all financial instruments approximated their fair value.

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

Development and Supply Agreement with Hansen

In connection with the settlement agreement, we also entered into a development and supply agreement with Hansen. Under the terms of this agreement, we will perform product development services with respect to fiber optic shape sensing at Hansen’s request and provide Luna shape sensing products to Hansen. Revenues earned for product development will be determined in a manner consistent with our contract development services in our Technology Development business segment and will be payable monthly to us. Each quarter, to the extent such revenues exceed the installment payment owed by us to Hansen under the Hansen Note described below, then such excess will not be payable in cash and instead will be credited against the outstanding principal balance of the Hansen Note. As of September 30, 2010, this amount was $0.3 million. Revenue is recognized under the development and supply agreement as time and expenses are incurred based upon contractual billing rates. Under the agreement, 30% of the costs incurred under the contract are not billable until specified milestones are met. Additionally, such amounts may be reduced if such milestones are not met within the timetable specified in the agreement. Since the holdback portion is not fixed and determinable as of September 30, 2010, we have deferred such amounts, approximately $140,000, until the milestone is achieved. We expect to achieve this milestone during the fourth quarter of 2010.

Luna Securities Issued to Hansen

In connection with the settlement agreement, on January 12, 2010, we issued 1,247,330 shares of common stock to Hansen, representing 9.9% of our common stock then outstanding. In addition, we issued to Hansen a warrant entitling Hansen to purchase, until January 12, 2013, a number of shares of our common stock as necessary for Hansen to maintain a 9.9% ownership interest in our common stock, at an exercise price of $0.01 per share. On June 22, 2010, Hansen exercised its warrant and acquired 20,628 shares of our common stock based upon our outstanding shares of common stock as of March 31, 2010. On September 29, 2010, Hansen exercised its warrant and acquired an additional 34,137 shares of our common stock based upon our outstanding shares of common stock as of June 30, 2010. For the nine months ended September 30, 2010, our operating expenses included approximately $150,000 associated with this warrant.

Note Payable to Hansen (the “Hansen Note”)

In connection with the settlement agreement, we issued a promissory note to Hansen in the principal amount of $5.0 million, payable in 16 quarterly installments beginning in April 2010. The Hansen Note bears interest at a fixed rate of 8.5% and is secured by substantially all of our assets. The Hansen Note is subordinated to our primary bank credit facility. As of September 30, 2010 the Hansen Note had a principal balance of $4.2 million of which $1.2 million is a current liability and $3.0 million is non-current.

Preferred Stock Issued to Carilion Clinic

In January 2010, we entered into a transaction with Carilion Clinic (“Carilion”), in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes in the principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for (i) 1,321,514 shares of our newly designated Series A Convertible Preferred Stock and (ii) an additional warrant to purchase 356,000 shares of our common stock at an exercise price of $2.50 per share. This warrant is exercisable beginning February 1, 2013, and continuing until December 31, 2020. We also agreed to reduce the exercise price of Carilion’s prior common stock warrant from $7.98 to $2.50 per share and to extend its expiration date to December 31, 2020. The Series A Convertible Preferred Stock carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of September 30, 2010, 57,046 shares of common stock were issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have a history of net losses from 2005 through the nine months ended September 30, 2010, attributable to our operations and other charges. We experienced continued negative cash flow from operations in the nine months ended September 30, 2010. We have historically managed our liquidity through cost reduction initiatives, debt financings, and capital markets transactions.

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

The effect of 6,616,771 and 4,761,098 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) are not included for the three months and nine months ended September 30, 2010 and 2009, respectively, as they are anti-dilutive to earnings per share.

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

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Risk-free interest rate	2.09 – 3.22%	2.91 – 3.38%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	117%	83.00 – 113.59%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average	Aggregate Intrinsic Value (1)
Balance, December 31, 2009	4,727,360	$0.35 - $8.20	$2.43	$3,545,705	2,987,955	$1.72	$2,734,841
Granted	563,667	$3.45 - 4.43	$4.21
Exercised	(210,104)	$0.35 - 2.11	$1.49
Canceled	(24,277)	$1.77 - $5.73	$4.03

Balance, March 31, 2010	5,056,646	$0.35 - $8.20	$2.66	$3,866,520	2,924,567	$2.10	$2,980,196
Granted	174,981	$2.32 - 2.35	$2.32
Exercised	(261,408)	$0.35 - 2.11	$1.16
Canceled	(5,150)	$1.70 - 6.00	$2.36

Balance, June 30, 2010	4,965,069	$0.35 - $8.20	$2.72	$3,328,505	2,951,700	$2.30	$2,530,921
Granted	33,450	$2.15	$2.15
Exercised	(122,527)	$0.35	$0.35
Canceled	(17,683)	$0.35 - 6.00	$3.27
Balance, September 30, 2010	4,858,309	$0.35 - 8.20	$2.78	$2,587,890	2,949,731	$2.46	$1,954,608

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price at the end of each quarter of the Company’s Common Stock on the NASDAQ Capital Market.

At September 30, 2010, our approximately 5.0 million outstanding stock options had a weighted average remaining contractual term of 6.8 years, and our approximately 3.0 million outstanding and exercisable stock options had a weighted average remaining contractual term of 5.6 years.

For the three months ended September 30, 2010 and 2009, we recognized $853,009 and $799,462 in share-based payment expense, respectively and for the nine months ended September 30, 2010 and 2009, we recognized $2.6 million and $2.4 million in share-based payment expense, respectively. We expect to recognize approximately $4.6 million in stock-based compensation expense over the remaining requisite service period of five years for stock options outstanding as of September 30, 2010.

Stock Option Exchange Offer

In September 2010, we initiated an offer to exchange certain outstanding “out-of-the-money” stock options held by eligible employees (which excluded executive officers and directors) for a lesser number of stock options having a lower exercise price. In accordance with the terms of the exchange offer, in October 2010 we completed the offer, under which eligible participants exchanged an aggregate of 616,531 stock options having exercise prices ranging from $3.16 to $8.20 per share for an aggregate of 571,580 new stock options with an exercise price of $2.46, which represented 125% of the average closing price of our common stock as reported on NASDAQ for the 60-day period ending on the expiration date of the exchange offer. All other terms of the options exchanged in the offer remain unchanged with respect to the replacement options granted. The exchange offer and the exchange are described more fully in our Schedule TO, as amended, filed with the Securities and Exchange Commission.

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

Inventory

Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at September 30, 2010 and December 31, 2009 were approximately $84,000 and $48,000, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to current presentation.

Recent Accounting Pronouncements

Fair Value Measurements Disclosures

Effective January 1, 2010, the Company adopted revised guidance intended to improve disclosures related to fair value measurements, issued by FASB. This guidance requires us to disclose separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements information of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires us to provide certain disaggregated information on the fair value of financial assets and requires us to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of our Level 2 and Level 3 financial assets. The Company’s policy is to recognize transfers into or out of levels as of the actual date of the event or change in circumstances that caused the transfer.

2.	Debt

Silicon Valley Bank Facility

On February 18, 2010, we entered into a Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank (the “Bank”). The Credit Facility is a revolving credit facility that provides the Company with borrowing capacity of up to $5 million, subject to a percentage of our outstanding eligible accounts receivable, at a floating annual interest rate equal to the greater of (a) 6% or (b) the Bank’s prime rate then in effect plus 2%. The Credit Facility matures on February 17, 2011, unless earlier terminated, and any amounts due under the Credit Facility will be secured by substantially all of the Company’s assets, including our intellectual property, personal property and bank accounts. Outstanding borrowings under the facility were $2.5 million as of September 30, 2010, accruing interest at an annual rate of 6%.

The Credit Facility includes a fee of one-half of one percent (0.50%) per annum based on the average unused portion of the Credit Facility, billed quarterly.

The Credit Facility requires the Company to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets (as defined in the agreement), protection and registration of intellectual property rights, and certain customary negative covenants. If the Company draws on the Credit Facility, we may use the proceeds of the loans for any variety of purposes, including working capital and general corporate purposes. As of September 30, 2010, we were in compliance with all covenants.

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

3.	Capital Stock and Additional Paid-in Capital

During the nine months ended September 30, 2010, we issued shares of capital stock as follows:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2009	—	$—	11,351,967	$11,352	$41,228,698

Exercise of stock options	—	—	161,598	162	226,596

Share-based compensation	—	—	—	—	887,340

Issuance of Common Stock, Hansen Settlement	—	—	1,247,330	1247	4,563,980

Stock dividends to Carilion (1)	—	—	—	17	81,616

Issuance of Warrants, Other	—	—	—	—	1,264,946

Issuance of Common Stock, Other (2)	—	—	25,000	25	91,475

Issuance of Preferred Stock, in exchange of Carilion notes	1,321,514	1,322	—	—	4,835,420

Balances, March 31, 2010	1,321,514	1,322	12,785,895	12,803	53,180,071

Exercise of stock options and warrants	—	—	330,542	331	437,086

Share-based compensation	—	—	—	—	875,675

Stock dividends to Carilion (1)	—	—	—	20	92,980

Issuance of Common Stock, Other	—	—	2,293	2	4,998

Balances, June 30, 2010	1,321,514	1,322	13,118,730	13,156	54,590,810

Exercise of stock options and warrants	—	—	156,664	157	118,544

Share-based compensation	—	—	—	—	853,009

Stock dividends to Carilion (1)	—	—	—	20	92,980

Issuance of Common Stock, Other	—	—	5,302	5	11,495

Balances, September 30, 2010	1,321,514	1,322	13,280,696	13,338	55,666,838

(1)	The stock dividends payable in connection with Carilion’s Series A Preferred Stock will be issued subsequent to September 30, 2010.
(2)	In January 2010 we settled a complaint filed by a former employee in exchange for the payment of $13,000 in cash and the issuance of 25,000 shares of our common stock. The settlement was included as an accrued liability on our December 31, 2009 consolidated balance sheet.

See Note 1 for a description of the securities issued to Hansen and Note 2 for a description of the issuance of preferred stock to Carilion.

4.	Operating Segments

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

Through September 30, 2010, our interim President and Chief Operating Officer and his direct reports collectively represented our chief operating decision makers, and they evaluate segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2010).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues :
Technology development revenues	$5,027,024	$6,493,741	$16,929,621	$19,795,638
Product and license revenues	3,558,118	2,381,184	8,539,953	6,234,621

Total revenues	$8,585,143	$8,874,925	$25,469,574	$26,030,259

Technology development operating loss	(750,549)	(1,039,082)	(1,460,599)	(2,906,719)
Product and license operating gain/ (loss)	$443,608	$(879,935)	$(417,513)	$(41,390,984)

Total operating loss	$(306,941)	$(1,919,017)	$(1,878,112)	$(44,297,703)

Depreciation, technology development	153,165	226,918	529,909	764,027
Depreciation, product and license	108,410	83,209	267,306	240,630
Amortization, technology development	29,323	37,491	103,969	379,902
Amortization, product and license	20,754	13,747	52,446	119,650

Additional segment information is as follows:

The table below presents assets for reportable segments:

	September 30,	December 31,
	2010	2009
Total segment assets:
Technology development	$12,642,273	$15,937,039
Product and license	8,948,175	5,820,885

Total	$21,590,447	$21,757,924

Property plant and equipment, and intangible assets, Technology development	$2,341,916	$3,449,790

Property plant and equipment, and intangible assets, Product and license	$1,657,604	$1,260,010

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 63% and 76% of total consolidated revenues for the three months ended September 30, 2010 and 2009, respectively and 68% and 79% of revenues for the nine months ended September 30, 2010 and 2009, respectively.

International revenues (customers outside of the United States) accounted for approximately 10% and 6.7% of total consolidated revenues for the three months ended September 30, 2010 and 2009, respectively and 10% and 7% of total consolidated revenues for the nine months ended September 30, 2010 and 2009, respectively.

5.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

We have an outstanding letter of credit as of September 30, 2010, in the amount of $239,832 in favor of the Industrial Development Authority of Montgomery County, Virginia, to support a lease of office space. This letter of credit expires in June 2012.

In August 2010, our Luna Technologies division executed a non-cancelable $1.8 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in October 2010.

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

Overview

We research, develop and commercialize innovative technologies in several areas of focus including instrumentation, test & measurement and sensing products, secure computing and communications, and health-care products. We have a business model that is designed to accelerate the process of bringing new and innovative products to market. Although revenues from product sales currently represent less than one-half of our total revenues, we continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. In the future, we expect that revenues from product sales will represent a larger proportion of our total revenues. In addition, we anticipate that these revenues will reflect a broader and more diversified mix of products as we develop and commercialize new products.

We have developed a disciplined and integrated process to accelerate the development and commercialization of innovative technologies. Our business model provides the infrastructure, resources and know-how throughout the process of developing and commercializing new products. To manage a diverse set of products effectively across a range of development stages, we are organized into two main groups: our Technology Development Division and our Product and License Division. These groups work together through all product development stages, including:

•	Searching for emerging technologies based on market needs;

•	Conducting applied research;

•	Developing and commercializing innovative products; and

•	Applying proven technologies and products to new market opportunities.

Our total revenues were $8.6 million and $8.9 million during the three months ended September 30, 2010 and 2009, respectively, and we had net losses attributable to common stockholders of $0.5 million and $2.0 million for the same periods, respectively.

We generate revenues through technology development services provided under contractual arrangements, product sales and license fees. Historically, our technology development revenues have accounted for a large and growing proportion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. The rate at which we have received new research contract awards declined significantly during the period of our reorganization in 2009 and early 2010, and this resulted in a decline in our technology development revenues for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. We regularly have a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under these negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog (the amount for which money has been directly authorized by the U.S. Congress or for which a purchase order has been received by a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of backlog for our Technology Development Division was $29.6 million as of September 30, 2010, as compared to $23.5 million as of September 30, 2009.

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

We do expect to continue to incur significant expenses as we expand our business, including increased expenses for research and development, sales and marketing, and manufacturing capability, which could result in losses. We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may continue to incur losses for the foreseeable future, and these losses could be substantial.

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued throughout 2009 and into 2010. This slowing of the economy has in some instances reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the remainder of 2010 and for 2011 remains uncertain.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our product revenues reflect amounts that we receive from sales of our products or development of products for third parties and represented approximately 41% and 34% of our total revenues for the three- and nine- month periods ended September 30, 2010, respectively. Our license revenues are composed of fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property.

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

Our operating expenses include stock-based compensation charges. We recorded stock-based compensation charges of approximately $0.9 million for the three months ended September 30, 2010 and $2.6 million for the nine months ending September 30, 2010. We also expect to recognize aggregate stock-based compensation expense of $4.6 million in future periods through 2015 relating to stock options outstanding as of September 30, 2010.

Operating expense also includes expenses associated with the issuance of a warrant to Hansen as part of our settlement with them. For the three and nine months ended September 30, 2010, we recorded operating expense of $28,000 and $150,000, respectively, associated with this warrant.

Stock Option Exchange Offer

In September 2010, we initiated an offer to exchange certain outstanding “out-of-the-money” stock options held by eligible employees (under which excluded executive officers and directors) for a lesser number of stock options having a lower exercise price. In accordance with the terms of the exchange offer, in October 2010 we completed the offer, which eligible participants exchanged an aggregate of 616,531 stock options having exercise prices ranging from $3.16 to $8.20 per share for an aggregate of 571,580 new stock options with an exercise price of $2.46, which represented 125% of the average closing price of our common stock as reported on NASDAQ for the 60-day period ending on the expiration date of the exchange offer. All other terms of the options exchanged in the offer remain unchanged with respect to the replacement options granted. The exchange offer and the exchange are described more fully in our Schedule TO, as amended, filed with the Securities and Exchange Commission. The amount of the expense resulting from the exchange offer is not significant.

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

Interest Income/Expense

Interest expense includes interest accrued on our outstanding bank credit facilities, our 6% senior convertible notes issued to Carilion that were outstanding until January 2010 and our promissory note issued to Hansen in January 2010, which we refer to in this report as the Hansen Note, as well as interest incurred with respect to our capital lease obligations. From January 1, 2009 through July 15, 2009, we had borrowed $5.0 million under a term loan with Silicon Valley Bank or SVB. On July 15, 2009, we repaid the outstanding balance of our term loan with SVB and terminated the credit facility. In February 2010, we entered into a new revolving line of credit with SVB for up to $5.0 million, of which $2.5 million was outstanding as of September 30, 2010. In addition, as of September 30, 2010 we also had a $4.2 million principal balance outstanding on the Hansen Note. During the year ended December 31, 2009, we also had the full $5.0 million principal balance outstanding under the senior convertible notes issued to Carilion. During January 2010, the principal balance and accrued interest under the senior convertible notes was converted in full into shares of our Series A Preferred Stock and no amounts were outstanding under these notes as of September 30, 2010. The interest expense for the three and nine months ended September 30, 2010 primarily includes approximately $90,000 and $282,000, respectively, of interest on the Hansen Note and approximately $35,000 and $77,000, respectively, of interest on the revolving line of credit with SVB. The interest expense for the same periods of 2009 is attributable to the prior term loan with SVB and the convertible notes issued to Carilion outstanding at that time.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

Total revenues decreased 3.0% to $8.6 million for the three months ended September 30, 2010 from $8.9 million for the three months ended September 30, 2009. Revenues within our Technology Development Division decreased 22.6% from the corresponding period in 2009, while revenues in our Product and License Division increased by 49.4%. Technology development revenues decreased to $5.0 million for the three months ended September 30, 2010 from $6.5 million for the corresponding 2009 period, due primarily to a decline in direct labor hours and other direct costs associated with a reduction or slowing in awards for new long-term development projects during our reorganization in the latter half of 2009. We recognized approximately $3.6 million in Product and License revenues in the third quarter of 2010 as compared with $2.4 million for the corresponding 2009 period, primarily reflecting increased demand for fiber optic test and measurement equipment during the quarter.

Cost of Revenues

Cost of revenues decreased 4.1%, to $5.1 million for the three months ended September 30, 2010 from $5.4 million for the corresponding 2009 period, primarily corresponding to the decreased revenue in Technology Development, partially offset by an increase in costs associated with the corresponding increase in revenues in the Product and License Division. The Technology Development Division cost of sales decreased by approximately 14.6%, from $4.1 million to $3.5 million, due primarily to the decline in direct labor hours described above. Product and License cost of sales increased by $0.4 million, or 31.0%, from $1.2 million to $1.6 million, reflecting the growth in our product sales during the third quarter of 2010.

Our resulting gross profit was $3.4 million for the quarter ended September 30, 2010 compared to $3.5 million for the corresponding quarter in 2009. The growth in our Product and License segment offset the gross profit impact of lower revenues from our Technology Development segment. Revenues from our Product and License Division business segment typically carry a higher gross margin percentage than revenues from our Technology Development Division business segment.

Operating Expense

Operating expense decreased to $3.7 million for the three months ended September 30, 2010 from $5.4 million for the corresponding quarter in 2009. The improvement in operating expenses is primarily attributable to a reduction in legal expenses related to our filing for bankruptcy protection in July of 2009 and resulting reorganization, which totaled approximately $0.9 million in the third quarter of 2009 and approximately $54,000, in the third quarter of 2010. Selling, general and administrative expenses decreased by $0.5 million to $3.4 million for the three months ended September 30, 2010 from $3.9 million for the three months ended September 30, 2009, primarily the result of lower legal expenses, as we incurred expenses associated with our Hansen settlement during the second half of 2009 but no such expenses during the three months ended September 30, 2010. Research, development and engineering expense also decreased for the three months ended September 30, 2010 as compared to the corresponding quarter in 2009 by approximately $0.4 million.

Other Income (Expense)

Net interest expense for the three months ended September 30, 2010 was approximately $125,000 compared to a net interest expense of approximately $124,000 during the same period in 2009. During the third quarter of 2009 we paid off our $5.0 million term loan facility with SVB and therefore only incurred interest expense on the $5.0 million promissory note to Carilion for the majority of the quarter. During the quarter ended September 30, 2010 we had a line of credit with SVB with an average outstanding balance of $2.5 million and $4.2 million balance on our promissory note to Hansen.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

Total revenues decreased 2.2% to $25.5 million for the nine months ended September 30, 2010 from $26.0 million for the nine months ended September 30, 2009. Revenues within our Technology Development Division decreased 14.5% from the corresponding period in 2009, while revenues in our Product and License Division increased by 37.0%. Technology development revenues decreased to $16.9 million for the nine months ended September 30, 2010 from $19.8 million for the corresponding 2009 period, due primarily to decline in direct labor hours and other direct costs associated with a reduction or slowing in awards for new long-term development projects during our reorganization in the latter half of 2009, We generated approximately $8.5 million in Product and License revenues in the nine months ended September 30, 2010 as compared with $6.2 million for the corresponding 2009 period, primarily reflecting increased shipments of our OVA and OBR products, which increased by 63% compared to the first nine months of 2009.

Cost of Revenues

Cost of revenues decreased 3.2%, to $15.9 million for the nine months ended September 30, 2010 from $16.5 million for the corresponding 2009 period, primarily corresponding to the larger share of our consolidated revenue being provided by our Product and License Division and its greater gross profit. The Technology Development Division cost of sales decreased by approximately 12.4%, from $13.2 million to $11.6 million, reflecting a similar decrease in Technology Development Division revenues. Product and License cost of sales increased by 32.3%, from $3.3 million to $4.3 million, reflecting the growth in our product sales and increased costs associated with product development contracts.

Our resulting gross profit was essentially flat at $9.6 million for each period, or 37.6% of revenue for the nine months ended September 30, 2010 and 36.8% of revenue, for the nine months ended September 30, 2009.

Operating Expense

Operating expense decreased to $11.5 million for the nine months ended September 30, 2010 from $53.9 million for the corresponding period in 2009. This decrease is primarily due to the $36.3 million Hansen litigation reserve recorded in the first nine months of 2009 and the associated impairment of goodwill and other intangible assets totaling $1.3 million in our Product and License Division business segment. Excluding those charges, operating expenses were $16.3 million for the nine months ended September 30, 2009.

Selling, general and administrative expenses decreased approximately $3.0 million in the nine months ended September 30, 2010 from the corresponding prior year period, due primarily to the Hansen litigation expense of $3.3 million in 2009 with an insignificant amount in 2010, partially offset by an increase of selling commissions due to an increase in sales in our Product and License division. Also, our reorganization expenses decreased approximately $0.7 million to $0.2 million in the nine months ended September 30, 2010 from $0.9 million in the corresponding prior year period.

Research, development, and engineering expenses decreased $1.1 million in the nine months ended September 30, 2010 as compared to the corresponding period in 2009, due to the release of new products by our Product and License division.

Other Income (Expense)

Net interest expense for the nine months ended September 30, 2010 was approximately $352,000 compared to a net interest expense of approximately $423,000 during the same period in 2009. During the third quarter of 2009 we paid off our $5.0 million term loan facility with SVB and therefore only had the $5.0 million promissory note to Carilion for the majority of the quarter. During the quarter ended September 30, 2010 we had a line of credit with SVB with an average outstanding balance of $2.5 million and a promissory note to Hansen with an average outstanding balance of $4.3 million.

Liquidity and Capital Resources

At September 30, 2010, our total cash and cash equivalents were approximately $7.2 million. We expect that the settlement of our litigation with Hansen and our emergence from bankruptcy in January 2010 will improve our cash flows in future periods.

On February 18, 2010, we entered into a line of credit facility with SVB, under which we have a borrowing capacity of up to $5 million at a floating annual interest rate equal to the greater of (a) 6% or (b) SVB’s prime rate then in effect plus 2%. The facility matures on February 17, 2011, unless earlier terminated, and any amounts due under the facility are secured by substantially all of our assets, including our intellectual property, personal property and bank accounts. Amounts due to Hansen under our January 2010 promissory note to Hansen are subordinated to amounts due to SVB under the line of credit, subject to certain terms and conditions. On March 30, 2010, we borrowed $2.5 million under the line of credit with SVB, and $2.5 million remains available under the facility as of the date of this report. The line of credit includes a fee of one-half of one percent (0.50%) per annum based on the average unused portion of the facility from time to time.

The SVB facility requires us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets (as defined in the agreement), protection and registration of intellectual property rights, and certain customary negative covenants. We may use the proceeds of borrowings for any variety of purposes, including working capital and general corporate purposes. At September 30, 2010 we were in compliance with the required covenants.

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

We believe that our current cash balance, in addition to the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs during the remainder of 2010 and into 2011.

Discussion of Cash Flows

Recent Activity

Cash used in operations improved approximately $4.4 million in the nine months ended September 30, 2010 to $0.3 million compared to $4.7 million for the same period in 2009, primarily due to an improvement in our net loss. For the nine months ended September 30, 2009, our net loss included non-cash charges related to a litigation reserve, reserve of deferred tax assets and impairment of intangible assets totaling approximately $38.2 million. Excluding the impact of these non-recurring charges our net loss for the first nine months of 2009 would have been approximately $7.1 million compared to our net loss of $2.2 million for the first nine months of 2010, an improvement of approximately $4.9 million. Additionally, during the first nine months of 2010, we replaced a cash deposit of approximately $363,000 held by a vendor with a letter of credit and received a refund of that deposit back from the vendor. These improvements to cash flow were partially offset by reductions in accounts payable as our pre-petition liabilities related to our Chapter 11 reorganization were paid during 2010.

Our cash flows from investing activities, consisting only of purchases of equipment and costs associated with certain intangible assets, were $0.2 million during each of the nine months ended September 30, 2010 and 2009.

Net cash provided by financing activities during the nine months ended September 30, 2010 was $2.5 million, which was the result of borrowing $2.5 million under our line of credit with SVB, and $0.8 million received upon the exercise of warrants and employee stock options, offset by paying down $0.8 million of principal on the Hansen Note. During the nine months ended September 30, 2009, we paid the principal of $5.0 million of our credit facility with SVB and closed that facility, which accounted for substantially all of our financing activities during that period.

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

In August 2010, our Luna Technologies division executed a non-cancelable $1.8 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in October 2010.

The Hansen Note is payable in quarterly installments through April 2014. As of September 30, 2010, $4.2 million of principal was outstanding under the Hansen Note.

We have licensed or acquired certain technologies from licensors or sellers for which we owe in the future minimum royalties or other contractual amounts aggregating $3.1 million.

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

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediately available liquidity or short-term nature of these financial instruments. As of September 30, 2010 we had $7.2 million deposited in cash and cash equivalents.

We are exposed to interest rate fluctuations as a result of our $5.0 million revolving line of credit with SVB, which has a variable rate. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. As of September 30, 2010, the revolving debt facility interest rate was 6%. For the principal amount of $2.5 million outstanding under the line of credit as of September 30, 2010, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $25,000.

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

Foreign Currency Exchange Rate Risk

As of September 30, 2010, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our interim President and Chief Operating Officer and our interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our interim President and Chief Operating Officer and interim Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        On August 10, 2010, as part of our previously announced transition plan for the company’s leadership, Dr. Kent Murphy, our founder, resigned from his position as our chief executive officer to assume the role of senior strategic and technology advisor to the company in a consulting capacity. Dr. Murphy remains a member of the board of directors, serving in the new role as the vice chairman. We are conducting a search for a new chief executive officer to replace Dr. Murphy. At the time of Dr. Murphy’s resignation, we also announced a number of other senior management changes. Jonathan Cool, who had been serving as our acting president and chief operating officer since May 2010, returned to his position on the board and as chairman of the board’s strategy committee, where he can focus on strategic direction of the company. Dale Messick, our former chief financial officer, assumed the roles of interim president and interim chief operating officer, and Scott Graeff, our chief commercialization officer and treasurer, assumed the additional role of interim chief financial officer. We currently expect that Messrs. Messick and Graeff will serve in their newly designated interim capacities until we hire a new chief executive officer, at which time Mr. Messick will return to being chief financial officer.

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

Moreover, there can be no guarantee that our efforts to identify and recruit a permanent chief executive officer will be successful, or that a transition to a new chief executive officer will be smooth or successful. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 67% of our consolidated total revenues for the nine months ended September 30, 2010 and 76% for the same period in 2009. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. The U.S. government, for example, may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

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

We compete as a small business for some of our government contracts. As described above, our revenues under the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future.

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

In order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. In determining whether we are affiliated with any other entity, the SBA analyzes whether another entity controls or has the power to control us. As of September 30, 2010, we had approximately 192 employees. Our largest institutional stockholder, Carilion, beneficially owns approximately 27% of our common stock, including shares issuable upon conversion of non-voting preferred stock, as well as shares of common stock underlying warrants. If the SBA were to make a determination that we are affiliated with Carilion, we could exceed the size limitations, as Carilion has over 500 employees. In that case, we could lose eligibility for new SBA contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued throughout 2009. This slowing of the economy has reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the remainder of 2010 and into 2011 remains uncertain, and until there is a sustained economic recovery our revenues and results of operations could be negatively impacted.

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

We incurred consolidated net losses attributable to common stockholders of approximately $2.5 million and $45.3 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, our accumulated deficit totaled $46.6 million. While the magnitude of our net loss during the first nine months of 2009 exceeded our historical losses due to expenses associated with litigation, which was resolved in December 2009, we expect to continue to incur significant expenses as we expand our operations, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect that we may likely continue to incur losses for the foreseeable future, and these losses could be substantial.

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

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	litigation, such as our litigation with Hansen described in this report;

•	any major change in our board of directors or management, including in connection with our ongoing management transition;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors;

•	a lack of, limited or negative industry or security analyst coverage;

•	discussions of our company or our stock price by the financial and scientific press and online investor communities such as chat rooms; and

•	general developments in our industry.

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

(a) Unregistered Sales of Equity Securities during the Three-Month Period Ended September 30, 2010

Shares Issued Upon Exercise of Warrants

During the three months ended September 30, 2010, the Company issued 34,137 shares of common stock upon a cashless net exercise of warrants held by Hansen. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of that statute.

Common Stock Dividend Payable to Carilion

As described in the Company’s Current Report on Form 8-K filed on January 15, 2010, the Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2010, the Series A Preferred Stock issued to Carilion has accrued approximately $268,000 in dividends. The accrued dividend as of September 30, 2010 will be paid by the issuance of 57,046 shares of the Company’s common stock, which the Company will issue subsequent to September 30, 2010. The shares of common stock will be issued under exemptions from registration pursuant to Sections 3(a) (9) and 4(2) of the Securities Act.

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

Luna Innovations Incorporated

Date: November 15, 2010	By:	/S/ SCOTT A. GRAEFF
Scott A. Graeff
Interim Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Senior Management Incentive Compensation Plan
10.2	Separation and Consulting Agreement dated as of August 10, 2010, by and between Luna Innovations Incorporated and Kent A. Murphy, Ph.D.
10.3	General Release Agreement dated August 10, 2010, by and between Kent A. Murphy, Ph.D., and Luna Innovations Incorporated.
10.4	Letter Agreement dated August 10, 2010, between Kent A. Murphy, Ph.D., and Luna Innovations Incorporated.
10.5*	Amendment No.3 to the Development Supply Agreement, dated as of September 2, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.