Form 10-Q
period 2011-03-31
LUNA INNOVATIONS INC
filed 2011-05-16
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 9, 2011, there were 13,645,962 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the section entitled “Risk Factors” under Item1A of Part II of this report, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these statutes, including those relating to future events or our future financial performance. In some cases, you can identify these forward looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “might,” “estimates,” “believes,” “should,” “projects,” “predicts,” “potential” or “continue,” or the negative of those words and other comparable words, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. Similarly, statements that describe our management transition, business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements are only predictions and may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance and plans for growth and future operations, as well as assumptions relating to the foregoing.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,518,020	$7,216,580
Accounts receivable, net	7,185,991	7,669,625
Inventory, net	3,532,975	3,106,600
Prepaid expenses	575,841	665,210
Other current assets	45,312	45,348

Total current assets	18,858,139	18,703,363
Property and equipment, net	3,325,399	3,204,670
Intangible assets, net	636,845	664,418
Other assets	284,418	303,210

Total assets	$23,104,801	$22,875,661

Liabilities and stockholders’ equity
Liabilities :
Current Liabilities
Line of credit	$2,500,000	$2,500,000
Current portion of long term debt obligation	1,222,578	1,195,784
Current portion of capital lease obligation	49,590	2,194
Accounts payable	1,703,111	2,008,183
Accrued liabilities	3,493,719	3,549,604
Deferred credits	2,077,099	1,392,602

Total current liabilities	11,046,097	10,648,367
Long-term debt obligation	2,296,292	2,611,609
Long-term lease obligation	221,504	—

Total liabilities	13,563,893	13,259,976

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 13,555,293 and 13,449,345 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	13,698	13,526
Additional paid-in capital	57,673,302	56,681,756
Accumulated deficit	(48,147,414)	(47,080,919)

Total stockholders’ equity	9,540,908	9,615,685

Total liabilities and stockholders’ equity	$23,104,801	$22,875,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues:
Technology development revenues	$5,621,615	$5,811,094
Product and license revenues	3,377,009	2,074,697

Total revenues	8,998,624	7,885,791

Cost of revenues :
Technology development costs	4,086,165	3,832,342
Product and license costs	1,572,691	1,219,241

Total cost of revenues	5,658,856	5,051,583

Gross profit	3,339,768	2,834,208

Operating expense:
Selling, general and administrative	3,725,829	3,421,262
Research, development, and engineering	512,378	509,899

Total operating expense	4,238,207	3,931,161

Operating loss	(898,439)	(1,096,953)

Other expense
Interest expense	114,423	84,014
Other, net	1,985	14,877

Total other expense	116,408	98,891

Loss before income taxes	(1,014,847)	(1,195,844)
Income tax expense	10,020	—

Net loss	$(1,024,867)	$(1,195,844)

Preferred stock dividend	41,628	81,633

Net loss attributable to common stockholders	$(1,066,495)	$(1,277,477)

Net loss per share of common stock:
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)
Weighted average shares of common stock:
Basic	13,484,645	12,497,502
Diluted	13,484,645	12,497,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows provided by/(used in) operating activities

Net loss	$(1,024,867)	$(1,195,844)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	327,413	328,959
Stock-based compensation	817,711	840,101
Warrant expense	24,041	47,239
Change in assets and liabilities:
Accounts receivable	483,634	(551,599)
Inventory	(426,375)	80,168
Other current assets	89,405	570,896
Other assets	18,792	33,446
Accounts payable and accrued expenses	(384,997)	(1,923,633)
Deferred credits	684,497	328,525

Net cash provided by (used in) operating activities	609,254	(1,441,742)

Cash flows used in investing activities
Acquisition of property and equipment	(102,221)	(11,010)
Capitalized intellectual property costs	(44,203)	(34,362)

Net cash used in investing activities	(146,424)	(45,372)

Cash flows (used in) provided by financing activities

Payments on capital lease obligations	(5,246)	(1,367)
Payments on debt obligation	(288,523)	—
Borrowings underline of credit	—	2,500,000
Proceeds from the exercise of options	132,379	226,759

Net cash (used in) provided by financing activities	(161,390)	2,725,392

Net change in cash	301,440	1,238,278
Cash—beginning of period	7,216,580	5,228,802

Cash—end of period	$7,518,020	$6,467,080

Supplemental disclosure of cash flow information
Cash paid for interest	$122,255	$1,035
Common stock issued in litigation settlement (1,247,330 shares)	$—	$4,565,227
Installment note issued in litigation settlement	$—	$5,000,000
Preferred stock issued in exchange of notes (1,321,514)	$—	$4,836,742
Warrants issued in exchange of notes payable (356,000 warrants)	$—	$1,261,879
Common stock issued in settlement of other claims (25,000 shares)	$—	$91,500
Dividend on preferred stock, 19,823 and 17,400 shares of common stock issuable at March 31, 2011 and 2010 respectively	$41,628	$81,633
Property and equipment financed by capital leases	$274,145	$—
Cash paid for income taxes	$10,020	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“We,” “Luna Innovations” or the “Company”) was incorporated in the Commonwealth of Virginia in 1990 and subsequently reincorporated in the State of Delaware in April 2003. We are engaged in the research, development and commercialization of innovative technologies in the areas of (i) test & measurement, sensing, and instrumentation products; (ii) secure computing and communications; and (iii) health care. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment, and our Product and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We identify technology that can fulfill identified market needs and then take these solutions from the applied research stage through commercialization.

We have a history of net losses from 2005 through the three months ended March 31, 2011, attributable to our operations and other charges. We experienced positive cash flow from operations in the three months ended March 31, 2011. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital markets transactions.

Since the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets may be limited. Economic and market conditions may not improve significantly during 2011 and could get worse.

Although there can be no guarantees, we believe that our current cash balance, in addition to the funds available to us under the Credit Facility described in Note 2 below, provide adequate liquidity for us to meet our working capital needs into 2012.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2011 and results of operations and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011. As used herein, the terms “Luna”, the “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.

Consolidation Policy

Our consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company, our wholly owned subsidiaries and other entities in which we have a controlling financial interest. We eliminate from our financial results all significant intercompany transactions. We do not have any investments in entities we believe are variable interest entities for which we are the primary beneficiary.

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

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of our debt approximates fair value, as we consider the floating interest rate on our credit facility with Silicon Valley Bank to be at market. Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

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

The effect of 6,301,943 and 6,802,234 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) are not included for the three months ended March 31, 2011 and 2010, respectively, as they are anti-dilutive to earnings per share.

Stock-Based Compensation

We recognize stock-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. The Company has elected to use the Black-Scholes option pricing model to value any awards granted. We amortize stock-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. To compute the volatility used in this model we use the lifetime volatility of our common stock. The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company. We also assume an expected dividend yield of zero for all periods, as we have never paid a dividend on our common stock.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Risk-free interest rate	2.81%	3.16 – 3.22%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	111%	117%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercisable Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercisable Price	Aggregate Intrinsic Value (1)
Balance, December 31, 2010	4,716,439	$0.35 - $7.08	$2.35	$1,632,396	2,904,435	$2.20	$1,233,778
Granted	4,500	$1.80	$1.80
Exercised	(100,967)	$0.35 – 1.77	$1.00
Canceled	(112,007)	$0.82 – 6.00	$4.44

Balance, March 31, 2011	4,507,965	$0.35 -$7.08	$2.33	$3,421,713	3,027,486	$2.27	$2,482,776

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price at the end of each quarter of the Company’s Common Stock on the NASDAQ Capital Market.

At March 31, 2011, the outstanding stock options to purchase an aggregate of 4,507,965 shares had a weighted average remaining contractual term of 6.9 years, and the exercisable stock options to purchase an aggregate of 3,027,486 shares had a weighted average remaining contractual term of 6.1 years.

For the three months ended March 31, 2011 and 2010, we recognized approximately $818,000 and $840,000 in stock-based compensation expense, respectively. We expect to recognize approximately $3.1 million in stock-based compensation expense over the remaining requisite service period of five years for stock options outstanding as of March 31, 2011.

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

Inventory

Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves were approximately $84,000 at each of March 31, 2011 and December 31, 2010.

Recent Accounting Pronouncements

The Company reviewed recently issued accounting pronouncements and based upon this review did not find any guidance that would have any material impact on the Company’s financial position or results of operations.

2.	Debt

Silicon Valley Bank Facility

On February 18, 2010, we entered into a Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”). The Credit Facility is a revolving credit facility that provides the Company with borrowing capacity of up to $5.0 million, subject to a percentage of our outstanding eligible accounts receivable, at a floating annual interest rate equal to the greater of (a) 6% or (b) SVB’s prime rate then in effect plus 2%. The Credit Facility was originally scheduled to mature on February 17, 2011, but the Credit Facility was amended to extend the maturity date until May 18, 2011 and to revise the calculation of eligible borrowing base and add certain financial covenants relating to the Company’s adjusted EBITDA. Any amounts due under the Credit Facility are secured by substantially all of the Company’s assets, including our intellectual property, personal property and bank accounts. Outstanding borrowings under the facility were $2.5 million as of March 31, 2011, accruing interest at an annual rate of 6%.

The Credit Facility includes a fee of one-half of one percent (0.50%) per annum based on the average unused portion of the Credit Facility, billed quarterly.

The Credit Facility requires the Company to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. We may use the proceeds of the Credit Facility for working capital and general corporate purposes. As of March 31, 2011, we were in compliance with all covenants.

In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding.

As part of the Credit Facility, SVB previously issued on our behalf a letter of credit in the amount of $239,832 to The Economic Development Authority of Montgomery County, Virginia, the landlord for our facility in Blacksburg, Virginia. In March 2011, the landlord removed the letter of credit requirement, and it was delivered back to us.

Long-Term Debt

In January 2010, we issued to Hansen Medical, Inc. (“Hansen”) a note (the “Hansen Note”) in the original principal amount of $5.0 million. Hansen agreed to subordinate its right to payment under the Hansen Note in favor of SVB’s right to payment under the Credit Facility, subject to certain terms and conditions. The Hansen Note is payable in quarterly installments over four years and accrues interest at 8.5% per annum. As of March 31, 2011, the principal balance of the Hansen Note was approximately $3.5 million.

3.	Capital Stock and Additional Paid-in Capital

During the three months ended March 31, 2011, we issued shares of capital stock as follows:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2010	1,321,514	$1,322	13,449,345	$13,526	$56,681,756

Exercise of stock options and warrants	—	—	63,678	110	126,520

Stock-based compensation	—	—	38,888	39	817,672

Stock dividends to Carilion Clinic(1)	—	—	—	20	41,608

Issuance of Common Stock, other (2)	—	—	3,382	3	5,746

Balances, March 31, 2011	1,321,514	1,322	13,555,293	13,698	57,673,302

(1)	The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to March 31, 2011.
(2)	During the quarter ended March 31, 2011, we issued shares of common stock to two directors in lieu of cash for meeting attendance.

4.	Operating Segments

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

Through March 31, 2011, our interim President and Chief Operating Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011).

The table below presents revenues and operating loss for reportable segments:

	$(898,439)	$(898,439)
	Three Months Ended March 31,
	2011	2010
	(unaudited)

Revenues :
Technology development revenues	$5,621,615	$5,811,094
Product and license revenues	3,377,009	2,074,697

Total revenues	$8,998,624	$7,885,791

Technology development operating loss	(561,272)	(808,352)
Product and license operating loss	$(337,167)	$(288,601)

Total operating loss	$(898,439)	$(1,096,953)

Depreciation, technology development	159,701	201,128
Depreciation, product and license	95,936	71,808
Amortization, technology development	44,840	41,284
Amortization, product and license	26,936	14,739

Additional segment information is as follows:

The table below presents assets for reportable segments:

	$(898,439)	$(898,439)
	March 31, 2011	December 31, 2010
Total segment assets:
Technology development	$14,434,017	$14,839,358
Product and license	8,670,784	8,036,303

Total	$23,104,801	$22,875,661

Property plant and equipment, and intangible assets, Technology development	$2,475,291	$2,509,863

Property plant and equipment, and intangible assets, Product and license	$1,486,953	$1,359,225

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 63% and 76% of total consolidated revenues for the three months ended March 31, 2011 and 2010, respectively.

International revenues (customers outside the United States) accounted for approximately 19% and 10% of total consolidated revenues for the three months ended March 31, 2011 and 2010, respectively.

5.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

In August 2010, we executed a non-cancelable $1.8 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in October 2010. At March 31, 2011, approximately $0.9 million of this commitment remained.

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

Overview

We research, develop and commercialize innovative technologies in three primary areas of focus: (i) test & measurement, sensing and instrumentation; (ii) secure computing and communications; and (iii) healthcare.

Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services on government-funded projects and also for corporate customers in the fiber- optic sensing area. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.

We are organized into two business segments, our Technology Development segment and our Products and Licensing segment. Our Technology Development segment, which includes our secure computing and communications group that we refer to as SCC, performs applied research for government-funded projects and comprised approximately 62% and 74% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. Most of the government funding in the part of our Technology Development segment outside of SCC is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our SBIR research is focused on technological areas with commercial potential, and we strive to commercialize any resulting scientific advancements. Our SCC group provides innovative solutions designed to secure critical technologies within U.S. government systems, including the protection of deployed hardware and software systems and the communications between them. SCC both conducts applied research and provides services to the government in this area. SCC’s revenue is primarily derived from non-SBIR U.S. government contracts and purchase orders. Our Technology Development segment also performs applied research in the areas of sensing and materials.

Our Products and Licensing segment focuses on fiber-optic test and measurement, sensing and instrumentation products and also conducts applied research in the fiber-optic sensing area for both corporate and government customers. The Products and Licensing segment also commercializes healthcare products. Our Products and Licensing revenues represented approximately 38% and 26% of our total revenues for the three months ended March 31, 2011 and 2010, respectively.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development revenues decreased from $5.8 million in the three months ended March 31, 2010 to $5.6 million in the three months ended March 31, 2011, due primarily to a decrease in employees available to work on certain government projects from the same period in 2010.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development backlog was $23.0 million and $23.1 million at March 31, 2011 and 2010 respectively.

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

We incurred net losses attributable to common stockholders of approximately $1.1 million and $1.3 million for the three months ended March 31, 2011 and 2010 respectively.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued into 2010. This slowing of the economy has reduced the financial capacities of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the remainder of 2011 and beyond remains uncertain.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our technology development revenues represented approximately 62% and 74% of our total revenues for the three months ended March 31, 2011 and 2010, respectively.

Our Product and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 38% and 26% of our total revenues for the three months ended March 31, 2011 and 2010, respectively.

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

Interest Income/Expense

In February 2010, we entered into a new line of credit facility with Silicon Valley Bank (“SVB”) with a borrowing capacity of $5.0 million. As of March 31, 2011, we had borrowed $2.5 million under the line of credit.

We also issued a convertible promissory note to Hansen in the principal amount of $5.0 million in January 2010. The note accrues interest at 8.5% per annum.

Interest expense also includes interest accrued on our capital lease obligations, while interest income includes amounts earned on our cash deposits with financial institutions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments. Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2010, as filed with the Securities and Exchange Commission on March 31, 2011. There have been no material changes to the descriptions therein.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Total revenues increased 14.1% to $9.0 million for the three months ended March 31, 2011 from $7.9 million for the three months ended March 31, 2010. Revenues within our Technology Development segment decreased 3.3% to $5.6 million for the three months ended March 31, 2011 from $5.8 million in the corresponding period in 2010, due primarily to a decline in direct labor hours caused by a decrease in employees in our Technology Development segment from the same period in 2010. Revenues in our Product and Licensing segment increased by 62.8% to $3.4 million for the three months ended March 31, 2011 from $2.1 million in the corresponding period in 2010, due primarily to increased sales of our fiber optic test and measurement products.

Cost of Revenues

Cost of revenues increased 12%, to $5.7 million for the three months ended March 31, 2011 from $5.1 million for the corresponding 2010 period. The Technology Development segment cost of sales increased by approximately 6.6%, from $3.8 million to $4.1 million, due primarily to an increase in direct overhead. The Product and Licensing segment’s cost of sales increased by approximately 29.0% to $1.6 million in the three months ended March 31, 2011 from $1.2 million for the corresponding period in 2010, reflecting the growth in our product sales during the quarter.

Our resulting gross profit was $3.3 million for the quarter ended March 31, 2011 compared to $2.8 million for the corresponding quarter in 2010. The growth in our Product and Licensing segment more than offset the gross profit impact of lower revenues from our Technology Development segment. Revenues from our Product and Licensing segment typically carry a higher gross margin percentage than revenues from our Technology Development segment.

Operating Expense

Operating expense increased to $4.2 million for the three months ended March 31, 2011 from $3.9 million for the corresponding quarter in 2010, due primarily to accelerating expense recognition for the remaining payment obligations in the amount of approximately $230,000 for the remainder of the term of our consulting agreement with Dr. Kent Murphy and increased legal fees, largely resulting from the potential proxy contest in connection with our upcoming annual meeting of stockholders.

Interest Income (Expense)

Interest expense for the three months ended March 31, 2011 was approximately $114,000 compared to interest expense of approximately $84,000 during the same period in 2010. During the first quarter of 2010 we were not incurring interest charges on our line of credit with SVB as we did not borrow on that line until March 30, 2010.

Liquidity and Capital Resources

At March 31, 2011, our total cash and cash equivalents were approximately $7.5 million.

During 2010, we entered into a revolving line of credit facility with SVB with a borrowing capacity of $5.0 million. As of the date of this report, we have borrowed $2.5 million under this facility and have $2.5 million available. The line of credit was scheduled to expire in accordance with its terms on February 17, 2011, but the agreement was amended to extend the maturity until May 18, 2011, after which time we expect to either extend this line of credit or have another debt facility in place with SVB. However, if we are unable to extend the line of credit or enter into a replacement facility, all amounts outstanding under the SVB facility will become immediately due and payable, which would have a material adverse impact on our liquidity and financial condition.

Borrowings under the line of credit with SVB carry a floating annual interest rate equal to 6% or, if greater, two percentage points above SVB’s prime rate then in effect. Amounts due under the facility are secured by substantially all of our assets, including our intellectual property, personal property and bank accounts. Amounts due under our January 2010 promissory note to Hansen are subordinated to amounts due to SVB under the line of credit, subject to certain terms and conditions. The line of credit includes a fee of one-half of one percent (0.50%) per annum based on the average unused portion of the facility.

The SVB facility requires us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. We may use the proceeds of borrowings for any number of purposes, including working capital and general corporate purposes. We are in compliance with the required covenants.

The line of credit with SVB contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings and foreclose on the collateral. Furthermore, an event of default under the line of credit would result in an increase in the interest rate on any amounts outstanding.

We believe that our current cash balance, combined with the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs into 2012.

Discussion of Cash Flows

Recent Activity

Cash provided by operations for the three months ended March 31, 2011 was approximately $609,000 compared to cash used in operations of $1.4 million for the corresponding period of 2010. Our improvement in cash provided by operations in the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010 is primarily due to improved collections on accounts receivable and a reduction in payments to vendors due to the fact that in the first quarter of 2010 the Company paid the majority of its remaining prepetition liabilities following its emergence from Chapter 11 reorganization in January 2010. This improvement was partially offset by an increase in our inventories of approximately $427,000 during the first quarter of 2011.

Our cash used in investing activities, consisting only of purchases of equipment and costs associated with certain intangible assets, was $146,000 for the three months ended March 31, 2011, primarily for purchases of computer equipment, compared to approximately $45,000, in the corresponding period in 2010.

Net cash used in financing activities during the three months ended March 31, 2011 was $161,000, which was the result of payments on our debt obligation of $289,000, partially offset by $132,000 in proceeds from the exercise of warrants and employee stock options. Net cash provided by financing activities during the three months ended March 31, 2010 was $2.7 million resulting from our borrowing of $2.5 million under our line of credit with SVB and $227,000 upon the exercise of warrants and employee stock options.

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

Interest Rate Risk

We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, interest income earned on our cash and cash equivalents and short-term investments is subject to changes in interest rates. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the immediately available liquidity or short-term nature of these financial instruments. As of March 31, 2011 we had $7.5 million deposited in cash and cash equivalents.

We are exposed to interest rate fluctuations as a result of our $5.0 million revolving line of credit with SVB, which has a variable rate. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. As of March 31, 2011, the revolving debt facility interest rate was 6%. For the principal amount of $2.5 million outstanding under the line of credit as of March 31, 2011, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $25,000.

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

Foreign Currency Exchange Rate Risk

As of March 31, 2011, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATING TO OUR BUSINESS GENERALLY

Our transition to a new chief executive officer may not be successful.

Effective April 25, 2011, My E. Chung was appointed as our President and Chief Executive Officer. Mr. Chung also joined our board of directors. As of the date of Mr. Chung’s appointment, Dale Messick ceased to serve as our interim President and Chief Operating Officer and returned to his previous role as our Chief Financial Officer, and Scott Graeff ceased to serve in his role as our interim Chief Financial Officer but continues in his role as our Chief Commercialization Officer and Treasurer. There can be no assurances that we will be able to implement a smooth transition to our new Chief Executive Officer or that the transition of these responsibilities will be successful. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business, may increase the likelihood of turnover in key officers and employees or could lead to concerns from current and potential customers, suppliers and other third parties with whom we do business, any of which could have a material adverse impact on our operations.

Our business is also dependent on our ability to hire, retain and motivate highly qualified personnel, including other senior management. However, competition for qualified personnel, particularly those with the significant skills and expertise of many of our officers and employees, remains intense. Any loss of key personnel could have a material adverse effect on our ability to meet key operational objectives, such as timely and effective project milestones and product introductions, which in turn could adversely affect our business, results of operations and financial condition. We also have contractual obligations to adequately staff certain development projects, and a loss of key personnel could lead to our inability to meet these obligations, which in turn could expose us to claims for significant damages under any such agreement.

A potential proxy contest could cause disruption in our business.

In August 2010, Dr. Kent Murphy, our founder, resigned from his position as our chief executive officer. Dr. Murphy remains a member of the board of directors, serving as its vice chairman. Dr. Murphy has informed us that he may seek to nominate one or more directors to our board of directors and propose an amendment to our bylaws in his capacity as a stockholder of our company. If this occurs, we expect that Dr. Murphy’s nomination would compete with the board’s nominees for director to be elected at our 2011 annual meeting of stockholders, and he would separately conduct his own solicitation of our stockholders in favor of his nominee(s). Such a competing proxy contest would result in our incurring increased expenses in connection with our solicitation of proxies and divert the attention of our management. Perceived uncertainties as to the potential outcome of any proxy contest may also result in our inability to consummate potential business opportunities and may make it more difficult to attract and retain qualified personnel.

A decline in government research contract awards or government funding for existing or future government research contracts, including SBIR contracts, could adversely affect our revenues, cash flows and ability to fund our growth.

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 62% and 74% respectively, of our consolidated total revenues for the three months ended March 31, 2011 and 2010. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

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

We rely and will continue to rely on contracts and grants awarded under the SBIR program for a significant portion of our revenues. A finding by the SBA that we no longer qualify to receive SBIR awards could adversely affect our business.

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

In order to be eligible for SBIR contracts and grants, we must be 51% owned and controlled by individuals who are U.S. citizens or permanent resident aliens. In the event our institutional ownership significantly increases, either because of increased buying by institutions or selling by individuals, we could lose eligibility for new SBIR contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

Additionally, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2011, we had approximately 190 employees. In determining whether we are affiliated with any other entity, the SBA will analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. We understand that the SBA is in the process of performing a formal size determination that will focus on whether or not Carilion is our affiliate. Although we do not believe that Carilion has the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its regulations, the SBA may conclude that a stockholder that is large compared to others has the power to control us and is our affiliate. If the SBA were to make a determination that we are affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we could lose eligibility for new SBIR grants and other SBA contracts, public contracts, grants and other awards that are set aside for small businesses based on the criterion of number of employees.

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

Moreover, as we grow our business, it is foreseeable that we will eventually exceed the SBIR size limitations, in which case we may be required to seek alternative sources of revenues or capital.

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

We provide certain services to the U.S. government that require us to maintain a facility security clearance and for certain of our employees and our board chairman to hold security clearances. As of the date of this report, the Defense Security Service, or DSS, is conducting a review of our processes in connection with security clearance applications. Depending on the outcome of this review, the DSS could require a variety of changes or impose sanctions on Luna. The loss of a facility security clearance, as a result of this review or otherwise, the failure for necessary persons to obtain or retain sufficient security clearances or any public reprimand could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract or prevent us from bidding on or winning certain new government contracts.

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

We incurred consolidated net losses attributable to common stockholders of approximately $1.1 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, our accumulated deficit totaled $48.1 million. We expect to continue to incur significant expenses as we expand our operations, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial.

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

If we are successful in raising additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, including as the result of the issuance of warrants in connection with the financing, and any new equity securities we issue could have rights, preferences and privileges superior to those of our existing common stock. Furthermore, such financings may jeopardize our ability to apply for SBIR grants or qualify for SBIR contracts or grants, and our dependence on SBIR grants may restrict our ability to raise additional outside capital. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business and make distributions to our stockholders.

As part of the settlement of our litigation with Hansen, we issued to Hansen a warrant for additional shares of our common stock in an amount such that Hansen may maintain ownership of 9.9% of our total outstanding common stock for a period of three years at a price of one cent per common share. In the event that we raise capital through the issuance of common stock, shareholders will experience further dilution to the extent that Hansen exercises this warrant, which may make it more difficult to raise equity capital or may adversely affect the price at which we are able to raise equity capital.

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

Our business model and future growth depend on our ability to transition to a revenue mix that contains significantly larger product sales and revenues from the provision of services or from licensing. Product sales and these revenues potentially offer greater scalability than contract research revenues. Our current plan is to increase our sales of commercial products, our licensing revenue and our provision of non-research services to customers so as to represent a larger percentage of our total revenues. If we are unable to develop and grow our product sales and revenues from the provision of services or from licensing to augment our contract research revenues, however, our ability to execute our business model or grow our business could suffer. There can be no assurance that we will be able to achieve increased revenues in this manner.

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

Hospitals and medical centers to which we intend to sell our medical products typically bill the services performed with our products to various third-party payers, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payers for procedures performed with our products, or if governmental and private payers’ policies do not permit reimbursement for services performed using our products, demand for our products may be negatively impacted.

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

If we are unable to keep up with demand for our products, our revenues could be impaired, market acceptance of our products could be adversely affected and our customers might instead purchase our competitors’ products. Moreover, failure to develop and maintain a U.S. market for goods developed with U.S. government-licensed technology may result in the cancellation of the relevant U.S. government licenses. Our inability to manufacture our products successfully would have a material adverse effect on our revenues.

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

(a) Unregistered Sales of Equity Securities during the Three-Month Period Ended March 31, 2011

Shares Issued Upon Exercise of Warrants

During the three months ended March 31, 2011, the Company issued 16,909 shares of common stock upon the cashless exercise of warrants held by Hansen. As an exchange of securities where no cash was paid, the issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) thereof.

Common Stock Dividend Payable to Carilion

The Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2011, the Series A Preferred Stock issued to Carilion has accrued approximately $402,259 in dividends. The accrued dividend as of March 31, 2011 will be paid by the issuance of 96,692 shares of the Company’s common stock, which the Company will issue subsequent to March 31, 2011. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

(b) Use of Proceeds from Sale of Registered Equity Securities

Not applicable.

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

Luna Innovations Incorporated

Date: May 16, 2011	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Loan Modification Agreement, dated as of March 7, 2011, by and between Luna Innovations Incorporated and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on March 9, 2011).

10.2*	Amendment No. 4 to the Development and Supply Agreement, dated as of March 23, 2011, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc.

10.3	Fourth Amendment to Industrial Lease Agreement, dated as of March 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.