Form 10-Q/A
period 2011-03-31
LUNA INNOVATIONS INC
filed 2011-07-08
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the “Report”) is being filed solely to amend Exhibits 31.1 and 31.2, which inadvertently omitted certain required language. This amendment speaks as of May 16, 2011, the original filing date of the Report. No other changes have been made to the Report.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LUNA INNOVATIONS INCORPORATED

Date: July 8, 2011	By:	/s/ Dale E. Messick
Dale E. Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002