Form 10-Q
period 2011-06-30
LUNA INNOVATIONS INC
filed 2011-08-12
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2011, there were 13,664,471 shares of the registrant’s common stock outstanding.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,066,006	$7,216,580
Accounts receivable, net	6,675,480	7,669,625
Inventory, net	3,772,483	3,106,600
Prepaid expenses	688,057	665,210
Other current assets	45,004	45,348

Total current assets	19,247,030	18,703,363
Property and equipment, net	3,144,099	3,204,670
Intangible assets, net	662,551	664,418
Other assets	265,627	303,210

Total assets	$23,319,307	$22,875,661

Liabilities and stockholders’ equity
Liabilities :
Current Liabilities
Line of credit	$—	$2,500,000
Current portion of long term debt obligation	1,500,000	1,195,784
Current portion of capital lease obligation	49,446	2,194
Accounts payable	1,498,678	2,008,183
Accrued liabilities	4,209,901	3,549,604
Deferred credits	1,685,740	1,392,602

Total current liabilities	8,943,765	10,648,367
Long-term debt obligation	4,375,000	2,611,609
Long-term lease obligation	208,864	—

Total liabilities	13,527,629	13,259,976

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 13,646,474 and 13,449,345 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	13,763	13,526
Additional paid-in capital	58,213,370	56,681,756
Accumulated deficit	(48,436,777)	(47,080,919)

Total stockholders’ equity	9,791,678	9,615,685

Total liabilities and stockholders’ equity	$23,319,307	$22,875,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$5,623,074	$6,091,503	$11,244,689	$11,902,597
Product and license revenues	4,000,515	2,907,139	7,377,525	4,981,836

Total revenues	9,623,589	8,998,642	18,622,214	16,884,433

Cost of revenues:
Technology development costs	4,194,442	4,192,920	8,280,608	8,025,260
Product and license costs	1,767,778	1,499,861	3,340,469	2,719,102

Total cost of revenues	5,962,220	5,692,781	11,621,077	10,744,362

Gross Profit	3,661,369	3,305,861	7,001,137	6,140,071

Operating expense:
Selling, general and administrative	3,251,073	3,350,524	6,929,593	6,765,036
Research, development, and engineering	620,470	430,181	1,180,159	946,809

Total operating expense	3,871,543	3,780,705	8,109,752	7,711,845

Operating loss	(210,174)	(474,844)	(1,108,615)	(1,571,774)

Other income/(expense)
Other income/(expense)	37,823	—	35,835	(14,872)
Interest expense	(84,303)	(143,485)	(198,725)	(227,526)

Total other income/(expense)	(46,480)	(143,485)	(162,890)	(242,398)

Loss before income taxes	(256,654)	(618,329)	(1,271,505)	(1,814,172)
Income tax expense	—	—	10,020	—

Net loss	(256,654)	(618,329)	(1,281,525)	(1,814 ,172)

Preferred stock dividend	32,708	93,000	74,336	174,633

Net loss attributable to common stockholders	$(289,362)	$(711,329)	$(1,355,861)	$(1,988,805)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.05)	$(0.10)	$(0.16)

Weighted average shares:
Basic and Diluted	13,636,993	12,946,802	13,561,225	12,739,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2011	2010
	(unaudited)
Cash flows provided by / (used in) operating activities
Net loss	$(1,281,525)	$(1,814,172)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	710,269	641,979
Share-based compensation	1,275,147	1,763,015
Warrant expense	38,893	122,183
Change in assets and liabilities:
Accounts receivable	994,149	(1,007,451)
Inventory	(665,883)	(127,163)
Other current assets	(22,503)	668,871
Other assets	37,583	31,024
Accounts payable and accrued expenses	111,900	(2,386,304)
Deferred credits	103,138	426,444

Net cash provided by/(used in) operating activities	1,301,168	(1,681,574)

Cash flows used in investing activities
Acquisition of property and equipment	(173,945)	(39,146)
Intangible property costs	(199,741)	(88,712)

Net cash used in investing activities	(373,686)	(127,858)

Cash flows provided by (used in) financing activities
Payments on capital lease obligations	(18,030)	(2,684)
Proceeds from debt obligations	6,000,000	2,500,000
Payment of debt obligations	(6,242,394)	(265,657)
Proceeds from the exercise of options and warrants	182,368	616,940

Net cash (used in) / provided by financing activities	(78,056)	2,848,599

Net change in cash	849,426	1,039,167
Cash and cash equivalents—beginning of period	7,216,580	5,228,802

Cash and cash equivalents—end of period	$8,066,006	$6,267,969

Supplemental disclosure of cash flow information
Cash paid for interest	$96,021	$145,000
Common stock issued in litigation settlement (1,247,330 shares)		$4,565,227
Installment note issued in litigation settlement		$5,000,000
Preferred stock issued in exchange of notes (1,321,514 shares)		$4,836,742
Warrants issued in exchange of notes payable (356,000 warrants )		$1,261,879
Common stock issued in settlement of other claims (25,000 shares )		$91,500
Dividend on preferred stock, 39,646 and 37,223 shares of common stock issuable at June 30, 2011 and 2010 respectively	$74,336	$174,633
Property and equipment financed by capital leases	$274,145
Cash paid for income taxes	$10,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We are engaged in the research, development and commercialization of innovative technologies in the areas of (i) test & measurement, sensing, and instrumentation products; (ii) secure computing and communications; and (iii) health care. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment, and our Product and License segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market.

We have a history of net losses from 2005 through the six months ended June 30, 2011, attributable to our operations and other charges. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital markets transactions. We experienced positive cash flow from operations in the six months ended June 30, 2011.

Since the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets may be limited. Economic and market conditions may not improve significantly during the remainder of 2011 and could get worse.

Although there can be no guarantees, we believe that our current cash balance, in addition to the funds available to us under the Credit Facilities described in Note 3 below, provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of our debt approximates fair value, as we consider the floating interest rate on our credit facilities with Silicon Valley Bank to be at market. Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

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

The effect of 6,466,356 and 6,724,111 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) are not included for the three and six months ended June 30, 2011 and 2010, respectively, as they are anti-dilutive to earnings per share.

Stock-Based Compensation

We recognize stock-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. We have elected to use the Black-Scholes option pricing model to value any awards granted. We amortize stock-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. To compute the volatility used in this model we use the historical volatility of our common stock over the expected life of options granted, or the period since our initial public offering if less than the expected life of the options. The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company. We also assume an expected dividend yield of zero for all periods, as we have never paid a dividend on our common stock.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Risk-free interest rate	2.47 - 2.81%	2.87 – 3.22%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	111%	117%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the periods indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Aver Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Aver Price	Aggregate Intrinsic Value (1)
Balance, December 31, 2010	4,716,439	$0.35 - $ 7.08	$2.35	$1,632,396	2,904,435	$2.20	$1,233,778
Granted	4,500	$1.80	$1.80
Exercised	(100,967)	$0.35 – 1.77	$1.00
Canceled	(112,007)	$0.82 – 6.00	$4.44

Balance, March 31, 2011	4,507,965	$0.35 - $ 7.08	$2.33	$3,421,713	3,027,486	$2.27	$2,482,776
Granted	673,850	$2.05 - 2.17	$2.10
Exercised	(10,212)	$0.35 – 1.77	$1.38
Canceled	(278,222)	$0.35 – 7.08	$3.80

Balance, June 30, 2011	4,893,381	$0.35 - $ 7.08	$2.22	$1,483,968	3,074,986	$2.12	$1,273,151

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price at the end of each quarter of our Common Stock on the NASDAQ Capital Market.

At June 30, 2011, the outstanding stock options to purchase an aggregate of 4,893,381 shares had a weighted average remaining contractual term of 7.1 years, and the exercisable stock options to purchase an aggregate of 3,074,986 shares had a weighted average remaining contractual term of 6.0 years.

For the three months ended June 30, 2011 and 2010, we recognized approximately $457,476 and $875,675, respectively, in stock-based compensation expense, and for the six months ended June 30, 2011 and 2010, we recognized $1,275,147 and $1,763,015, respectively, in stock-based compensation expense. We expect to recognize approximately $3.2 million in stock-based compensation expense over the remaining requisite service period of five years for stock options outstanding as of June 30, 2011.

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

Recent Accounting Pronouncements

May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The ASU attempts to clarify the FASB’s intent about the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU’s amendments will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and are effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU by Luna Innovations, Inc., effective January 1, 2012, will result in additional fair value measurement disclosures, but is not expected to have a material impact on the consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this ASU, which are effective for the first interim or annual period beginning on or after December 15, 2011, do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the presentation of the tax effects on other comprehensive income or how earnings per share is calculated or presented. Since this ASU addresses financial statement presentation only, its adoption, effective January 1, 2012, will not impact Luna Innovations, Inc. consolidated financial position or results of operations.

2.	Inventory

Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

Components of inventory are as follow:

	June 30 , 2011	December 31, 2010

Finished goods	$715,783	$476,375
Work-in-process	211,956	222,623
Parts	2,927,814	2,468,958

	3,855,553	3,167,956
Less: Inventory reserves	83,070	61,356

Total inventory, net	$3,772,483	$3,106,600

3.	Debt

Silicon Valley Bank Credit Facilities

On February 18, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to provide us with a revolving credit facility that provided us with borrowing capacity of up to $5.0 million, subject to a percentage of our outstanding eligible accounts receivable, at a floating annual interest rate equal to the greater of (a) 6% or (b) SVB’s prime rate then in effect plus 2%. The credit facility was originally scheduled to mature on February 17, 2011, but it was amended to extend the maturity date until May 18, 2011 and to revise the calculation of eligible borrowing base and add certain financial covenants relating to our adjusted EBITDA.

On May 18, 2011, we entered into a Second Loan Modification Agreement (the “Second Loan Modification Agreement”) with SVB. Under the Second Loan Modification Agreement, SVB made a term loan to us in the amount of $6.0 million (the “Term Loan”). The Term Loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and unless earlier terminated, matures on the earlier of either May 1 2015,. The Term Loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%.

We may prepay amounts due under the Term Loan for a fee equal to (i) $120,000, if such prepayment is made on or before May 18, 2012; (ii) $60,000, if such prepayment is made after May 18, 2012, but on or before May 18, 2013; or (iii) zero, if such prepayment is made after May 18, 2013.

In addition to the terms and conditions of the Term Loan, the Second Loan Modification Agreement reduces our maximum borrowing capacity under the revolving credit facility (the “Line of Credit” and together with the Term Loan the “Credit Facilities”) from $5.0 million to $1.0 million and extends its maturity date until May 18, 2012.

As modified by the Second Loan Modification Agreement, the annual interest rate on the Line of Credit has been reduced to SVB’s prime rate plus 1.25%, payable monthly in arrears, and the amount of the unused Line of Credit fee has been reduced from one-half of one percent (0.50%), payable quarterly, to one-quarter of one percent (0.25%), payable monthly. We may terminate the Line of Credit for a termination fee of $10,000, which fee would not be payable in the event that the Line of Credit is replaced by another loan facility with SVB.

Amounts due under the Credit Facilities are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.

The Credit Facilities require us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. As of June 30, 2011, we were in compliance with all covenants.

In addition, the Credit Facilities contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facilities and foreclose on the collateral. Furthermore, an event of default under the Credit Facilities would result in an increase in the interest rate on any amounts outstanding.

The balance under the Term Loan at June 30, 2011 was $5,875,000 of which $4,375,000 was classified as long-term and $1,500,000 was classified as short-term. No amounts were outstanding under the Line of Credit at June 30, 2011.

Repayment of Hansen Note

In January 2010, we issued a promissory note (the “Hansen Note”) to Hansen Medical, Inc. (“Hansen”) in the original principal amount of $5.0 million. The Hansen Note was payable in quarterly installments over four years and accrued interest at 8.5% per annum.

As part of the Second Loan Modification Agreement with SVB described above, we and Hansen entered into an Amendment to Secured Promissory Note and Payoff Letter (the “Payoff Letter”).

Under the terms of the Payoff Letter, we and Hansen agreed upon a final payoff in the amount of approximately $3 million as payment in full for all principal and accrued interest under the Hansen Note, which represented a $190,000 discount from the then outstanding balance, which discount will be amortized into income over the remaining life of the Company’s Development and Supply Agreement with Hansen. On May 23, 2011, we repaid the Hansen Note in full. Upon receipt of this final payment, the Security Agreement and the Patent and Trademark Security Agreement, each dated as of January 12, 2010, by and between us and Hansen, became of no further force and effect, and all security interest in our assets held by Hansen as collateral for our obligations under the Hansen Note were terminated and released.

4.	Capital Stock and Additional Paid-in Capital

During the six months ended June 30, 2011, we issued shares of capital stock as follows:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2010	1,321,514	$1,322	13,449,345	$13,526	$56,681,756

Exercise of stock options and warrants	—	—	137,813	138	167,429

Stock-based compensation	—	—	51,648	52	1,275,147

Stock dividends to Carilion Clinic(1)	—	—	—	40	74,296

Issuance of Common Stock, other (2)	—	—	7,668	7	14,742

Balances, June 30, 2011	1,321,514	1,322	13,643,474	13,763	58,213,370

(1)	The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to June 30, 2011. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2011, the Series A Preferred Stock issued to Carilion has accrued approximately $434,967 in dividends. The accrued and unpaid dividends as of June 30, 2011 will be paid by the issuance of 116,514 shares of the company’s common stock.
(2)	During the six months ended June 30, 2011, we issued shares of common stock to two directors in lieu of cash fees for meeting attendance.

5.	Operating Segments

Our operations are divided into two operating segments—“Technology Development” and “Product and License”.

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

The Product and License segment derives its revenue from product sales, funded product development and technology licenses.

Through June 30, 2011, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenues:
Technology development revenues	$5,623,074	$6,091,503	$11,244,689	$11,902,597
Product and license revenues	4,000,515	2,907,139	7,377,525	4,981,836

Total revenues	$9,623,589	$8,998,642	$18,622,214	$16,884,433

Technology development operating loss	(681,371)	(406,434)	(1,485,907)	(710,654)
Product and license operating loss	$471,197	$(68,410)	$377,292	$(861,120)

Total operating loss	$(210,174)	$(474,844)	$(1,108,615)	$(1,571,774)

Depreciation, technology development	147,842	177,834	317,771	377,597
Depreciation, product and license	105,182	84,870	190,891	158,043
Amortization, technology development	75,861	34,061	125,948	74,963
Amortization, product and license	53,971	16,255	75,659	31,376

Additional segment information is as follows:

The table below presents assets for reportable segments:

	June 30, 2011	December 31, 2010
Total segment assets:
Technology development	$13,625,498	$14,839,358
Product and license	9,693,809	8,036,303

Total	$23,319,307	$22,875,661

Property plant and equipment, and intangible assets, Technology development	$2,224,230	$2,509,863

Property plant and equipment, and intangible assets, Product and license	$1,582,420	$1,359,225

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 59% and 65% of total consolidated revenues for the three months ended June 30, 2011 and 2010, respectively and 61% and 70% of total consolidated revenues for the six months ended June 30, 2011 and 2010, respectively.

International revenues (customers outside the United States) accounted for approximately 11% and 10% of total consolidated revenues for the three months ended June 30, 2011 and 2010, respectively and 15% and 10% for the six months ended June 30, 2011 and 2010, respectively.

6.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

In August 2010, we executed a non-cancelable $1.8 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in October 2010. At June 30, 2011, approximately $0.4 million of this commitment remained.

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

We are organized into two business segments, our Technology Development segment and our Product and License segment. Our Technology Development segment, which includes our secure computing and communications group that we refer to as SCC, performs applied research for government-funded projects and represented approximately 58% and 68% of our total revenues for the three months ended June 30, 2011 and 2010, respectively. Most of the government funding in the part of our Technology Development segment outside of SCC is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our SBIR research is focused on technological areas with commercial potential, and we strive to commercialize any resulting scientific advancements. Our SCC group provides innovative solutions designed to secure critical technologies within U.S. government systems, including the protection of deployed hardware and software systems and the communications between them. SCC both conducts applied research and provides services to the government in this area. SCC’s revenue is primarily derived from non-SBIR U.S. government contracts and purchase orders. Our Technology Development segment also performs applied research in the areas of sensing and materials.

Our Product and License segment focuses on fiber-optic test and measurement, sensing and instrumentation products and also conducts applied research in the fiber-optic sensing area for both corporate and government customers. The Products and License segment also commercializes healthcare products. Our Product and License revenues represented approximately 42% and 32% of our total revenues for the three months ended June 30, 2011 and 2010, respectively.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development revenues decreased from $6.1 million in the three months ended June 30, 2010 to $5.6 million in the three months ended June 30, 2011, due primarily to a timing issue in our SCC group, that group finished work on one fairly large contract and were not able to start another project until August 2011. While SCC did have this timing issue, the other groups in the technology development segment increased their revenue in the aggregate.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development backlog was $19.8 million and $21.7 million at June 30, 2011 and 2010 respectively.

Revenues from product sales currently represent a smaller portion of our total revenues, and, historically, we have derived most of these revenues from the sales of our sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales and product development to be primarily in areas associated with our fiber optic instrumentation and test and measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued into 2010. This slowing of the economy has reduced the financial capacities of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. Furthermore, in the second quarter of 2011 we began to experience a decline in new orders received for our fiber optic products, resulting in a decline of approximately $1.3 million in our backlog of unshipped orders from March 31, 2011 to June 30, 2011. We believe this decline resulted from broad economic factors affecting the test and measurement industry as a whole. The outlook for the economy for the remainder of 2011 and beyond remains uncertain.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 58% and 68% of our total revenues for the three months ended June 30, 2011 and 2010, respectively and 60% and 70% of our total revenues for the six months ended June 30, 2011 and 2010, respectively.

Our Product and License segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 42% and 32% of our total revenues for the three months ended June 30, 2011 and 2010, respectively and 40% and 30% of our total revenues for the six months ended June 30, 2011 and 2010, respectively.

Cost of Revenues

Cost of revenues associated with Technology Development segment revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Technology Development segment activities.

Cost of revenues associated with our Product and License segment revenues consists of license fees for use of certain technologies; product manufacturing costs including all direct material and direct labor costs; amounts paid to our contract manufacturers; manufacturing, shipping and handling; provisions for product warranties; and inventory obsolescence, as well as overhead allocated to each of these activities.

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

Interest Income/Expense

Interest expense is composed of interest paid under our bank loans and, previously, the convertible promissory note issued to Hansen Medical, Inc., as well as interest accrued on our capital lease obligations. Interest income includes amounts earned on our cash deposits with financial institutions.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

	Three months ended June 30,
	2011	2010	Change

Revenues:
Technology development revenues	$5,623,074	$6,091,503	$(468,429)	(8%)
Product and license revenues	4,000,515	2,907,139	1,093,376	38%

Total revenues	9,623,589	8,998,642	624,947	7%

Revenues within our Technology Development segment declined due to a decrease in revenues for our Secure Computing and Communications group, or SCC, where a large contract was completed during the second quarter of 2011 and was not replaced with a new large contract award until August 2011. Revenues in our Product and License segment increased from $2.9 million to $4.0 million. We increased sales of our products, primarily fiber optic test and measurement equipment, by 41%, from $2.0 million to $2.9 million, and our revenues earned from funded product development contracts increased by 29%, from $0.9 million to $1.1 million.

Cost of Revenues

	Three months ended June 30,
	2011	2010	Change

Cost of revenues:
Technology development costs	$4,194,442	$4,192,920	$1,522	0%
Product and license costs	1,767,778	1,499,861	267,917	18%

Total cost of revenues	$5,962,220	$5,692,781	$269,439	5%

Gross Profit	$3,661,369	$3,305,861	$355,508	11%

The Technology Development segment’s cost of revenues remained flat at $4.2 million during the second quarter of 2011 as compared to the same period in 2010. While revenues declined due to a gap between programs in SCC, we maintained the personnel costs associated with the group in anticipation of the new program ultimately awarded in August 2011. The Product and License segment’s cost of revenues increased from $1.5 million to $1.8 million, primarily due to the growth in our fiber optic product sales during the quarter, though at a slower rate due to the mix in products sold.

The growth in our Product and License segment more than offset the gross profit impact of lower revenues from our Technology Development segment. Revenues from our Product and License segment typically carry a higher gross margin percentage than revenues from our Technology Development segment.

Operating Expense

	Three months ended June 30,
	2011	2010	Change

Operating expense:
Selling, general and administrative	$3,251,073	$3,350,524	$(99,451)	(3%)
Research, development, and engineering	620,470	430,181	190,289	44%

Total operating expense	$3,871,543	$3,780,705	$90,838	2%

Selling, general and administrative expenses decreased slightly from $3.4 million to $3.3 million primarily due to a decrease in our stock compensation expense of $0.4 million, partially offset by expenses incurred in connection with the settlement of a potential proxy contest and other expenses.

Operating expense increased slightly due to the increase in research, development and engineering expenses, which reflected additional engineering personnel and other related costs primarily associated with the development and enhancement of our fiber optic sensing products.

Interest Income (Expense)

Interest expense for the three months ended June 30, 2011 was approximately $84,000 compared to interest expense of approximately $143,000 during the same period in 2010. The monthly average loan balance during the second quarter of 2011 was $5.9 million compared to $7.2 million for the same period in 2010. While we did refinance our debt with Silicon Valley Bank (“SVB”) and repay the Hansen debt in May 2011, because of the timing and our lower average interest rate under the SVB credit facilities, this did not affect our total interest rate significantly.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

	Six months ended June 30,
	2011	2010	Change

Revenues:
Technology development revenues	$11,244,689	$11,902,597	$(657,908)	(6%)
Product and license revenues	7,377,525	4,981,836	2,395,689	48%

Total revenues	$18,622,214	$16,884,433	$1,737,781	10%

Revenues in our Technology Development segment declined primarily due to the completion of a large contract with our Secure Computing and Communications group, which was not replaced with a new large contract until August 2011. Excluding the decline in revenues for SCC, revenues in other groups within our Technology Development segment increased approximately $475,000 as compared to the first half of 2010.

Revenues in our Product and License segment increased primarily due to an increase in sales of our fiber optic test and measurement products to $5.5 million during the first half of 2011 from $3.4 million for the same period in 2010.

Cost of Revenues

	Six months ended June 30,
	2011	2010	Change

Cost of revenues:
Technology development costs	$8,280,608	$8,025,260	$255,348	3%
Product and license costs	3,340,469	2,719,102	621,367	23%

Total cost of revenues	$11,621,077	$10,744,362	$876,715	8%

Gross Profit	$7,001,137	$6,140,071	$861,066	14%

The Technology Development segment’s cost of revenues increased slightly due primarily to an increase in direct overhead in this segment, offset in part by a decrease in direct costs billable under contract. The Product and License segment’s cost of revenues increased reflecting the growth in our product sales during the first half of 2011.

The growth in our Product and License segment more than offset the gross profit impact of lower revenues from our Technology Development segment. Revenues from our Product and License segment typically carry a higher gross margin percentage than revenues from our Technology Development segment.

Operating Expense

	Six months ended June 30,
	2011	2010	Change

Operating expense:
Selling, general and administrative	$6,929,593	$6,765,036	$164,557	2%
Research, development, and engineering	1,180,159	946,809	233,350	25%

Total operating expense	$8,109,752	$7,711,845	$397,907	5%

Operating expense increased due to accelerating expense recognition for the remaining payment obligations in the amount of approximately $230,000 for the remainder of the term of our consulting agreement with Dr. Kent Murphy, legal and other expenses related to the settlement of a potential proxy contest, and an increase in product development expenses in our Product and License segment for new product development.

Interest Income (Expense)

Interest expense for the six months ended June 30, 2011 was approximately $199,000 compared to interest expense of approximately $228,000 during the same period in 2010. The monthly average loan for the first half of 2011 was $5.9 million compared to $6.5 million for the same period in 2010. While we did refinance our debt with SVB and repay the Hansen debt in May 2011, because of the timing and our lower average interest rate under the SVB credit facilities, this did not affect our total interest rate significantly.

Liquidity and Capital Resources

At June 30, 2011, our total cash and cash equivalents were approximately $8.1 million.

On February 18, 2010, we entered into a revolving line of credit with SVB with borrowing capacity of up to $5.0 million, subject to a percentage of our outstanding eligible accounts receivable, at a floating annual interest rate equal to the greater of (a) 6% or (b) SVB’s prime rate then in effect plus 2%. The line of credit was originally scheduled to mature on February 17, 2011, but was amended to extend the maturity date until May 18, 2011.

On May 18, 2011, we amended our loan agreement with SVB, and SVB agreed to make a term loan to us in the amount of $6.0 million. The loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears and carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. In addition, we reduced the maximum borrowing capacity under the line of credit from $5.0 million to $1.0 million and extended its maturity date until May 18, 2012. The annual interest rate on the line of credit was reduced to SVB’s prime rate plus 1.25%, payable monthly in arrears, and the amount of the unused line of credit fee was reduced from 0.50% to 0.25%.

The credit facilities require us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. In addition, the credit facilities contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings under the credit facilities and foreclose on the collateral. Furthermore, an event of default under the credit facilities would result in an increase in the interest rate on any amounts outstanding.

The balance under the term loan at June 30, 2011 was $5,875,000, of which $4,375,000 is classified as long-term and $1,500,000 is classified as short-term. No amounts were outstanding under the line of credit and the full borrowing capacity of $1.0 million remained available.

In January 2010, we issued a convertible promissory note to Hansen Medical, Inc. in the original principal amount of $5.0 million. As part of the refinancing of our borrowings from SVB, we and Hansen agreed upon a final payoff in the approximate amount of $3 million as payment in full for all principal and accrued interest under the Hansen note, which represented a $190,000 discount.

We believe that our current cash balance, combined with the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Discussion of Cash Flows

Recent Activity

	Six months ended June 30,
	2011	2010	Change

Net cash provided by / (used in) operating activities	1,301,168	(1,681,574)	2,982,742
Net cash used in investing activities	(373,686)	(127,858)	(245,828)
Net cash (used in) / provided by financing activities	(78,056)	2,848,599	(2,926,655)

Net change in cash	849,426	1,039,167	(189,741)

Our improvement in cash provided by operations was primarily due to a lower net loss of $1.3 million during the six months ended June 30, 2011 as compared to a net loss of $1.8 million during the six months ended June 30, 2010, as well as improved collections on accounts receivable, which resulted in a net $1.0 million inflow of cash during the first six months of 2011 as compared to a net outflow of $1.0 million during the first six months of 2010, and a reduction in payments to vendors, which resulted in a net $112,000 cash inflow during the first six months of 2011 as compared to a net cash outflow of $2.4 million during the first six months of 2010. During the first six months of 2010, we paid approximately $1.9 million of liabilities that had been accrued in connection with our Chapter 11 reorganization, from which we emerged in January 2010.

These improvements in operating cash flow were partially offset by lower non-cash expenses of $2.0 million during the first six months of 2011 as compared to $2.5 million during the first six months of 2010, an increase in our inventories of approximately $666,000 during the first half of 2011 as compared to a corresponding increase of $127,000 during the first half of 2010, and other changes in operating assets and liabilities that results in net cash inflows of $118,000 during the first half of 2011 as compared to net cash inflows of $1.1 million during the first half of 2010.

Our cash used in investing activities, is composed of purchases of equipment and costs associated with certain intangible assets. During the six months ended June 30, 2011, we made $174,000 in equipment purchases, compared to $39,000 during the same period of the prior year, and we incurred $200,000 in costs associated with certain intangible assets associated with our fiber optic platform, compared to only $89,000 in such costs during the same period of the prior year.

Net cash used in financing activities during the six months ended June 30, 2011 included the refinancing of our debt with SVB, scheduled payments of principal on the Hansen note, and the final repayment of the Hansen note, which in the aggregate resulted in net cash outflows of $243,000. During the six months ended June 30, 2010, we borrowed under the SVB loan facility and made payments on the Hansen note, resulting in aggregate net cash inflows of $2.2 million. We also received $182,000 from the exercise of stock options during the six months ended June 30, 2011, as compared to $617,000 during the same period of the prior year.

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

We are exposed to interest rate fluctuations as a result of our revolving line of credit and our term loan with SVB, each of which has a variable rate. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. As of June 30, 2011, the interest rate on the line of credit was 5.5% and the interest rate on the term loan was 6%. Based on the principal amount of $5.9 million outstanding under the term loan as of June 30, 2011, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $52,000.

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

Foreign Currency Exchange Rate Risk

As of June 30, 2011, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2011, we had approximately 197 employees. In determining whether we are affiliated with any other entity, the SBA will analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. We understand that the SBA is in the process of performing a formal size determination that will focus on whether or not Carilion is our affiliate. Although we do not believe that Carilion has the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its regulations, the SBA may conclude that a stockholder that is large compared to others has the power to control us and is our affiliate. If the SBA were to make a determination that we are affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR grants and other SBA contracts, public contracts, grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants.

In addition, it is possible that the sale of a substantial amount of common stock in the future by our founder, Dr. Kent Murphy, could negatively affect the interpretation of SBA regulations against us on this question of affiliation, as well as possibly result in an increase in our institutional ownership. We have agreed with Dr. Murphy that he is not allowed to sell his stock, except pursuant to a registered offering on Form S-3 subject to certain conditions.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 58% and 68% respectively, of our consolidated total revenues for the three months ended June 30, 2011 and 2010 and 60% and 70% respectively, of our consolidated total revenues for the six months ended June 30, 2011 and 2010, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

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

The availability of highly trained and skilled technical and professional personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians and professional personnel is intense and our competitors aggressively recruit key employees. In the past, we have experienced difficulties in recruiting and hiring these personnel as a result of the tight labor market in certain fields. Any difficulty in hiring or retaining qualified employees, combined with our growth strategy and future needs for additional experienced personnel, particularly in highly specialized areas such as nanomaterial manufacturing and fiber optic sensing technologies, may make it more difficult to meet all of our needs for these employees in a timely manner. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees, especially in technical fields in which the supply of experienced qualified candidates is limited or at the senior management level. Any failure to do so would have an adverse effect on our business. Any loss of key personnel could have a material adverse effect on our ability to meet key operational objectives, such as timely and effective project milestones and product introductions, which in turn could adversely affect our business, results of operations and financial condition. We also have contractual obligations to adequately staff certain development projects, and a loss of key personnel could lead to our inability to meet these obligations, which in turn could expose us to claims for significant damages under any such agreement.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued into 2011. This slowing of the economy has reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the remainder of 2011 remains uncertain, and until there is a sustained economic recovery our revenues and results of operations could be negatively impacted.

We have a history of losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses and may never achieve or maintain profitability or positive cash flow.

We incurred consolidated net losses attributable to common stockholders of approximately $0.3 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively and $1.4 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, our accumulated deficit totaled $48.4 million. We expect to continue to incur significant expenses as we expand our operations, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial.

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

We have issued to Hansen a warrant exercisable for a number of shares of our common stock such that Hansen may maintain ownership of 9.9% of our total outstanding common stock for a period of three years at a price of one cent per common share. In the event that we raise capital through the issuance of common stock, shareholders will experience further dilution to the extent that Hansen exercises this warrant, which may make it more difficult to raise equity capital or may adversely affect the price at which we are able to raise equity capital.

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

In the past, we produced most of our products on a custom order basis rather than pursuant to large contracts that require production on a large volume basis. Accordingly, other than the commercial manufacture of products by our Products and License segment, we have no experience manufacturing products in large volumes. Because our experience in large scale manufacturing is limited, we may encounter unforeseen difficulties in our efforts to manufacture other products or materials in commercial quantities or have to rely on third-party contractors over which we may not have direct control to manufacture our products. For example, we may need to develop or in-license Trimetasphere nanomaterial purification and isolation technology, which would result in manufacturing delays or shortfalls. We may also encounter difficulties and delays in manufacturing our products for any of the following reasons:

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

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the QSRs. We are also required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. Obtaining and maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards in future inspections and audits by regulatory authorities. In addition, if we cannot maintain or establish manufacturing facilities or operations that comply with such standards or do not meet the expectations of our customers, we may not be able to realize certain economic opportunities in our current or future supply arrangements.

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

The public trading price for our common stock is volatile and may fluctuate significantly. For example, since January 1, 2009, our common stock has traded between a high of $5.00 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or by our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	litigation,;

•	any major change in our board of directors or management or any competing proxy solicitations for director nominees;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors;

•	a lack of, limited or negative industry or securities analyst coverage;

•	discussions of our company or our stock price by the financial and scientific press and online investor communities such as chat rooms; and

•	general developments in our industry.

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

Dr. Murphy currently owns approximately 2.8 million shares of our common stock. Dr. Murphy has agreed that, subject to certain conditions, he may only request the registration of up to 800,000 shares of common stock through December 31, 2011, and that he will not make any open market sales of his common stock pursuant to the exemption from registration provided by Rule 144 under the Securities Act during this period. However, these restrictions expire at the end of 2011, after which time Dr. Murphy will once again have the contractual ability to cause us to register all remaining shares that he owns at that time and sell under Rule 144.

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

(a) Unregistered Sales of Equity Securities during the Three-Month Period Ended June 30, 2011

Shares Issued Upon Exercise of Warrants

During the three months ended June 30, 2011, the Company issued 9,725 shares of common stock upon the cashless exercise of warrants held by Hansen. As an exchange of securities in which no cash was paid, the issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) thereof.

Common Stock Dividend Payable to Carilion

The Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2011, the Series A Preferred Stock issued to Carilion has accrued approximately $434,967 in dividends. The accrued dividend as of June 30, 2011 will be paid by the issuance of 116,514 shares of the Company’s common stock, which the Company will issue subsequent to June 30, 2011. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

(b) Use of Proceeds from Sale of Registered Equity Securities

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated

Date: August 12, 2011	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Loan Modification Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank.

10.2*	Amendment No. 3 to the Development and Supply Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc.

10.3	Amendment to Secured Promissory Note and Payoff Letter, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit A omitted but Registrant undertakes to provide to the Commission upon request).

10.4	Employment Agreement dated April 18, 2011, by and between My E. Chung and Luna Innovations Incorporated.

10.5	Letter Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated and Dr. Kent A. Murphy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on May 23, 2011).

10.6	First Amendment to Separation and Consulting Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated and Dr. Kent A. Murphy (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on May 23, 2011).

10.7	General Release Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated and Dr. Kent A. Murphy (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on May 23, 2011).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.