Form 10-Q
period 2011-09-30
LUNA INNOVATIONS INC
filed 2011-11-14
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2011, there were 13,795,199 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the section entitled “Risk Factors” under Item 1A of Part II of this report, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these statutes, including those relating to future events or our future financial performance. In some cases, you can identify these forward looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “might,” “estimates,” “believes,” “should,” “projects,” “predicts,” “potential” or “continue,” or the negative of those words and other comparable words, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. Similarly, statements that describe our management transition, business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements are only predictions and may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance and plans for growth and future operations, as well as assumptions relating to the foregoing.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,833,450	$7,216,580
Accounts receivable, net	7,908,792	7,669,625
Inventory, net	3,570,266	3,106,600
Prepaid expenses	849,090	665,210
Other current assets	35,717	45,348

Total current assets	19,197,315	18,703,363
Property and equipment, net	3,010,999	3,204,670
Intangible assets, net	652,050	664,418
Other assets	246,835	303,210

Total assets	$23,107,199	$22,875,661

Liabilities and stockholders’ equity
Liabilities:
Current Liabilities
Line of credit	$—	$2,500,000
Current portion of long term debt obligation	1,500,000	1,195,784
Current portion of capital lease obligation	50,192	2,194
Accounts payable	1,860,793	2,008,183
Accrued liabilities	3,515,097	3,549,604
Deferred credits	1,408,562	1,392,602

Total current liabilities	8,334,644	10,648,367
Long-term debt obligation	4,000,000	2,611,609
Long-term lease obligation	196,033	—

Total liabilities	12,530,677	13,259,976

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 13,699,379 and 13,449,345 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	13,835	13,526
Additional paid-in capital	58,776,258	56,681,756
Accumulated deficit	(48,214,893)	(47,080,919)

Total stockholders’ equity	10,576,522	9,615,685

Total liabilities and stockholders’ equity	$23,107,199	$22,875,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$6,161,826	$5,027,024	$17,406,515	$16,929,621
Product and license revenues	2,681,184	3,558,118	10,058,709	8,539,953

Total revenues	8,843,010	8,585,142	27,465,224	25,469,574

Cost of revenues:
Technology development costs	3,630,163	3,534,089	11,910,771	11,559,351
Product and license costs	1,719,039	1,613,499	5,059,507	4,332,600

Total cost of revenues	5,349,202	5,147,588	16,970,278	15,891,951

Gross Profit	3,493,808	3,437,554	10,494,946	9,577,623

Operating expense:
Selling, general and administrative	2,303,325	3,383,121	9,340,545	10,044,549
Research, development, and engineering	877,741	307,777	1,950,275	1,249,385
Reorganization expense	—	53,597	—	161,801

Total operating expense	3,181,066	3,744,495	11,290,820	11,455,735

Operating income / (loss)	312,742	(306,941)	(795,874)	(1,878,112)

Other income/(expense):
Other income/(expense)	21,953	10,000	57,793	(5,477)
Interest expense	(91,908)	(124,756)	(290,634)	(352,282)

Total other income/(expense)	(69,955)	(114,756)	(232,841)	(357,759)

Income/ (loss) before income taxes	242,787	(421,697)	(1,028,715)	(2,235,871)
Income tax expense	287	1,817	10,307	1,817

Net income / (loss)	242,500	(423,514)	(1,039,022)	(2,237,688)

Preferred stock dividend	20,616	93,000	94,952	267,633

Net income / (loss) attributable to common stockholders	$221,884	$(516,514)	$(1,133,974)	$(2,505,321)

Net income / (loss) per share:
Basic	$0.02	$(0.04)	$(0.08)	$(0.19)
Diluted	$0.01	$(0.04)	$(0.08)	$(0.19)

Weighted average shares:
Basic	13,669,724	13,188,913	13,598,249	12,890,752
Diluted	15,898,639	13,188,913	13,598,249	12,890,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2011	2010
	(unaudited)
Cash flows provided by / (used in) operating activities
Net loss	$(1,039,022)	$(2,237,688)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,042,700	953,630
Share-based compensation	1,737,220	2,616,024
Warrant expense	41,752	149,850
Change in assets and liabilities:
Accounts receivable	(239,167)	625,016
Inventory	(463,666)	(140,220)
Other current assets	(174,249)	736,834
Other assets	56,375	71,029
Accounts payable and accrued expenses	(223,648)	(3,417,135)
Deferred credits	(174,040)	316,332

Net cash provided by/(used in) operating activities	564,255	(326,328)

Cash flows used in investing activities
Acquisition of property and equipment	(289,777)	(50,540)
Intangible property costs	(272,741)	(152,404)

Net cash used in investing activities	(562,518)	(202,944)

Cash flows provided by (used in) financing activities
Payments on capital lease obligations	(30,115)	(4,000)
Proceeds from debt obligations	6,000,000	2,500,000
Payment of debt obligations	(6,617,393)	(842,699)
Proceeds from the exercise of options and warrants	262,641	799,397

Net cash (used in) / provided by financing activities	(384,867)	2,452,698

Net change in cash	(383,130)	1,923,426
Cash and cash equivalents—beginning of period	7,216,580	5,228,802

Cash and cash equivalents—end of period	$6,833,450	$7,152,228

Supplemental disclosure of cash flow information
Cash paid for interest	$184,229	$266,775
Common stock issued in litigation settlement (1,247,330 shares)	$—	$4,565,227
Installment note issued in litigation settlement	$—	$5,000,000
Preferred stock issued in exchange of notes (1,321,514 shares)	$—	$4,836,742
Warrants issued in exchange of notes payable (356,000 warrants)	$—	$1,261,879
Common stock issued in settlement of other claims (25,000 shares)	$—	$91,500
Dividend on preferred stock, 59,469 and 57,046 shares of common stock issuable at September 30, 2011 and 2010 respectively	$94,952	$267,633
Property and equipment financed by capital leases	$274,145	$—
Cash paid for income taxes	$10,307	$—

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

Although we had positive earnings for the quarter ended September 30, 2011, we have a history of net losses from 2005 through the nine months ended September 30, 2011, attributable to our operations and other charges. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital markets transactions. While we experienced positive cash flow from operations in the nine months ended September 30, 2011, our overall cash flow was negative during that period.

Since the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets may be limited. Economic and market conditions may not improve significantly during the remainder of 2011 and could get worse.

Although there can be no guarantees, we believe that our current cash balance, in addition to the funds available to us under the Credit Facilities described in Note 3 below, will provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Net Loss per Share

Basic per share data is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

For the three months ended September 30, 2011 we had a total of 6,975,633 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options). Of these, 2,228,916 were dilutive and 4,746,717 were anti dilutive. For the nine months ended September 30, 2011 we had a total of 6,683,070 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) all of which are anti-dilutive.

For the three and nine months ended September 30, 2010 we had a total of 4,697,348 and 4,655,463, respectively, common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) all of which are anti-dilutive.

Stock-Based Compensation

We recognize stock-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. We have elected to use the Black-Scholes option pricing model to value any awards granted. We amortize stock-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. To compute the volatility used in this model we use the historical volatility of our common stock over the expected life of options granted, or the period since our initial public offering if less than the expected life of the options. The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company. We also assume an expected dividend yield of zero for all periods, as we have never paid a dividend on our common stock and do not have any plans to do so in the future.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Risk-free interest rate	2.29 – 2.81%	2.09 – 3.22%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	111%	117%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the period indicated:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Aver Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Aver Price	Aggregate Intrinsic Value (1)

Balance, December 31, 2010	4,716,439	$ 0.35 - $ 7.08	$2.35	$1,632,396	2,904,435	$2.20	$1,233,778
Granted	687,100	$ 1.80 - 2.17	$2.10
Exercised	(205,463)	$ 0.35 - 1.77	$0.72
Canceled	(405,672)	$ 0.35 - 7.08	$3.94

Balance, September 30, 2011	4,792,404	$ 0.35 - 6.74	$2.25	$809,497	3,140,652	$2.20	$723,822

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price at the end of each quarter of our Common Stock on the NASDAQ Capital Market.

At September 30, 2011, the outstanding stock options to purchase an aggregate of 4,792,404 shares had a weighted average remaining contractual term of 6.9 years, and the exercisable stock options to purchase an aggregate of 3,140,652 shares had a weighted average remaining contractual term of 6.0 years.

For the three months ended September 30, 2011 and 2010, we recognized approximately $462,073 and $853,009, respectively, in stock-based compensation expense, and for the nine months ended September 30, 2011 and 2010, we recognized $1,737,220 and $2,616,024, respectively, in stock-based compensation expense. We expect to recognize approximately $3.4 million in stock-based compensation expense over the remaining requisite service period of five years for stock options outstanding as of September 30, 2011.

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

Recent Accounting Pronouncements

May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The ASU attempts to clarify the FASB’s intent about the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU’s amendments will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and are effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU by the Company, effective January 1, 2012, is presentation and disclosure related and therefore will not have an effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this ASU, which are effective for the first interim or annual period beginning on or after December 15, 2011, do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the presentation of the tax effects on other comprehensive income or how earnings per share is calculated or presented. Since this ASU addresses financial statement presentation only, its adoption, effective January 1, 2012, will not impact our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles – Goodwill and Other. Under ASU 2011-08

companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for periods ending after December 15, 2011; however, early adoption is permitted for periods ending after September 15, 2011. We do not anticipate the adoption to have a material impact on our consolidated financial statements.

2.	Inventory

Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

Components of inventory are as follows:

	September 30, 2011	December 31, 2010

Finished goods	$762,660	$476,375
Work-in-process	214,590	222,623
Parts	2,699,086	2,468,958

	3,676,336	3,167,956
Less: Inventory reserves	106,070	61,356

Total inventory, net	$3,570,266	$3,106,600

3.	Debt

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

On May 18, 2011, we entered into a Second Loan Modification Agreement (the “Second Loan Modification Agreement”) with SVB. Under the Second Loan Modification Agreement, SVB made a term loan to us in the amount of $6.0 million (the “Term Loan”). The Term Loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and unless earlier terminated, matures on the earlier of either May 1, 2015 or the event of a default under the loan agreement. The Term Loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%.

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

The Credit Facilities require us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. As of September 30, 2011, we were in compliance with all covenants.

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

The balance under the Term Loan at September 30, 2011 was $5,500,000 of which $4,000,000 was classified as long-term and $1,500,000 was classified as short-term. No amounts were outstanding under the Line of Credit at September 30, 2011.

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

4.	Capital Stock and Additional Paid-in Capital

The following details our equity transactions during the nine months ended September 30, 2011:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2010	1,321,514	$1,322	13,449,345	$13,526	$56,681,756

Exercise of stock options and warrants	—	—	139,641	140	168,073

Stock-based compensation	—	—	51,648	52	1,737,220

Stock dividends to Carilion Clinic(1)	—	—	—	59	94,893

Issuance of Common Stock, other (2)	—	—	58,745	58	94,316

Balances, September 30, 2011	1,321,514	1,322	13,699,379	13,835	58,776,258

(1)	The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to September 30, 2011. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2011, the Series A Preferred Stock issued to Carilion has accrued approximately $455,583 in dividends. The accrued and unpaid dividends as of September 30, 2011 will be paid by the issuance of 136,338 shares of the company’s common stock.
(2)	During the nine months ended September 30, 2011, we issued shares of common stock to three former or current directors in lieu of cash fees for meeting attendance.

5.	Operating Segments

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

Through September 30, 2011, our Chief Executive Officer and his direct reports collectively represented our chief operating decision maker, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011).

The table below presents revenues and operating income/ (loss) for reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenues:
Technology development revenues	$6,161,826	$5,027,024	$17,406,515	$16,929,621
Product and license revenues	2,681,184	3,558,118	10,058,709	8,539,953

Total revenues	$8,843,010	$8,585,142	$27,465,224	$25,469,574

Technology development operating income/(loss)	$548,027	$(750,549)	$(996,831)	$(1,460,599)
Product and license operating income/(loss)	(235,285)	443,608	200,957	(417,513)

Total operating income/(loss)	$312,742	$(306,941)	$(795,874)	$(1,878,112)

Depreciation, technology development	$170,833	$153,165	$477,774	$529,909
Depreciation, product and license	$78,098	$108,410	$279,819	$267,306
Amortization, technology development	$57,303	$29,323	$179,802	$103,969
Amortization, product and license	$26,197	$20,754	$105,305	$52,446

The table below presents assets for reportable segments:

	September 30, 2011	December 31, 2010

Total segment assets:
Technology development	$16,101,140	$14,839,358
Product and license	7,006,059	8,036,303

Total	$23,107,199	$22,875,661

Property plant and equipment, and intangible assets, Technology development	$2,513,821	$2,509,863

Property plant and equipment, and intangible assets, Product and license	$1,149,228	$1,359,225

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 70% and 63% of total consolidated revenues for the three months ended September 30, 2011 and 2010, respectively and 64% and 68% of total consolidated revenues for the nine months ended September 30, 2011 and 2010, respectively.

International revenues (customers outside the United States) accounted for approximately 6% and 10% of total consolidated revenues for the three months ended September 30, 2011 and 2010, respectively and 12% and 10% for the nine months ended September 30, 2011 and 2010, respectively.

6.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

In August 2010, we executed a non-cancelable $1.8 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in October 2010. At September 30, 2011, approximately $0.2 million of this commitment remained. In September 2011 we executed a non-cancelable $1.2 million purchase order for multiple shipments of tunable lasers to be delivered over a 12-month period subsequent to the completion of the purchase order executed in August 2010.

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

We are organized into two business segments, our Technology Development segment and our Product and License segment. Our Technology Development segment, which includes our secure computing and communications group that we refer to as SCC, performs applied research for government-funded projects and represented approximately 70% and 59% of our total revenues for the three months ended September 30, 2011 and 2010, respectively. Most of the government funding in the part of our Technology Development segment outside of SCC is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our SBIR research is focused on technological areas with commercial potential, and we strive to commercialize any resulting scientific advancements. Our SCC group provides innovative solutions designed to secure critical technologies within U.S. government systems, including the protection of deployed hardware and software systems and the communications between them. SCC both conducts applied research and provides services to the government in this area. SCC’s revenue is primarily derived from non-SBIR U.S. government contracts and purchase orders. Our Technology Development segment also performs applied research in the areas of sensing and materials.

Our Product and License segment focuses on fiber-optic test and measurement, sensing and instrumentation products and also conducts applied research in the fiber-optic sensing area for both corporate and government customers. The Product and License segment also commercializes healthcare products. Our Product and License segment revenues represented approximately 30% and 41% of our total revenues for the three months ended September 30, 2011 and 2010, respectively.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues increased from $5.0 million in the three months ended September 30, 2010 to $6.2 million in the three months ended September 30, 2011, due primarily to the completion of four short-term contracts in our SCC group, as well as increased activity in our optical systems group.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development backlog was $24.5 million and $29.6 million at September 30, 2011 and 2010 respectively.

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

We expect to incur increasing expenses as we expand our business, including expenses for research and development, sales and marketing and manufacturing capabilities. We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial.

The slowing of the worldwide economy and tightening of the financial markets since the second half of 2008 has reduced the financial capacities of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. We believe that recent declines in our backlog activity have resulted from broad economic factors affecting the test and measurement industry as a whole. The outlook for the economy for the remainder of 2011 and beyond remains uncertain.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 70% and 59% of our total revenues for the three months ended September 30, 2011 and 2010, respectively and 63% and 66% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Our Product and License segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 30% and 41% of our total revenues for the three months ended September 30, 2011 and 2010, respectively and 37% and 34% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

	Three months ended September 30,
	2011	2010	Change

Revenues:
Technology development revenues	$6,161,826	$5,027,024	$1,134,802	23%
Product and license revenues	2,681,184	3,558,118	(876,934)	(25)%

Total revenues	8,843,010	8,585,142	257,868	3%

Our Technology Development segment revenues increased $1.1 million primarily due to an increase in our SCC group of $0.6 million driven by four short duration contracts won and completed during the third quarter of 2011, and an increase in revenue from our optical systems group of $0.4 million driven by larger value Phase II contracts awarded over the past twelve months.

Our Product and License segment revenues declined primarily due to a decrease in the demand for fiber optic test and measurement equipment in the third quarter, reflecting what we believe to be an overall weakening of the economy. Our product sales declined significantly in the fourth quarter of 2009 and started to recover as 2010 progressed and through the first quarter of this year. Bookings activities began to decline during the second quarter of 2011 and continued to be lower during the third quarter.

Accordingly, sales of our fiber optic test and measurement equipment declined $0.9 million, partially offset by an increase in product development revenues of $0.2 million due to a greater level of activities associated with medical shape sensing development on our commercial development contracts.

Cost of Revenues

	Three months ended September 30,
	2011	2010	Change

Cost of revenues:
Technology development costs	$3,630,163	$3,534,089	$96,074	3%
Product and license costs	1,719,039	1,613,499	105,540	7%

Total cost of revenues	$5,349,202	$5,147,588	$201,614	4%

Gross Profit	$3,493,808	$3,437,554	$56,254	2%

The cost of our Technology Development segment revenues grew by a lesser rate than the Technology Development segment revenues, as the direct labor required to complete the short-term incremental contracts received in our SCC group during the quarter was less than the typical cost of our technology development contracts. In addition, during the early part of the third quarter, the SCC group experienced a gap in funding of its largest programs. During this time, the group worked largely on internal research projects, resulting in a shift in expense reported from cost of revenues to operating expenses. Overall direct labor within the Technology Development segment declined $0.2 million, offset by a $0.3 million increase in subcontractor costs for the third quarter of 2011 versus the same period in 2010.

The increase in cost of revenues in our Product and License segment was due primarily to our work on commercial development, which increased $0.4 million, primarily on the Hansen Medical, Inc. (“Hansen”) development work. Costs for the Hansen development project increased at a higher rate than the associated revenue as the amendment to our contract entered into previously in 2011 provided for lower billing rates to Hansen on the work.

Operating Expense

	Three months ended September 30,
	2011	2010	Change

Operating expense:
Selling, general and administrative	$2,303,325	$3,383,121	$(1,079,796)	(32)%
Research, development, and engineering	877,741	307,777	569,964	185%
Reorganization expense	—	53,597	(53,597)	(100)%

Total operating expense	$3,181,066	$3,744,495	$(563,429)	(15)%

Our selling, general and administrative costs, decreased 32% during the third quarter of 2011 versus the same period in 2010. The decrease during the quarter was primarily driven by reductions in our stock compensation expense, as a significant amount of options became fully vested, our legal fees and our other consulting and professional fees.

Research, development, and engineering increased during the third quarter of 2011 versus the same period in 2010 due to our SCC group working on internal research projects during the quarter as noted above in the discussion of cost of revenues.

Interest Income (Expense)

Interest expense for the three months ended September 30, 2011 was approximately $92,000 compared to interest expense of approximately $125,000 during the same period in 2010. The monthly average loan balance during the third quarter of 2011 was $5.7 million compared to $7.2 million for the same period in 2010. The lower average loan balance along with our lower average interest rate under the Silicon Valley Bank (“SVB”) credit facilities accounted for this decrease.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

	Nine months ended September 30,
	2011	2010	Change

Revenues:
Technology development revenues	$17,406,515	$16,929,621	$476,894	3%
Product and license revenues	10,058,709	8,539,953	1,518,756	18%

Total revenues	$27,465,224	$25,469,574	$1,995,650	8%

Revenues in our Technology Development segment increased in the first nine months of 2011 versus the same period in 2010 due to increased revenue in our optical systems group of $1.2 million from the receipt of a several high value contracts during 2011, partially offset by a decrease in our SCC group of $0.6 million due to a gap between this group’s completion of a large contract during the second quarter of 2011 and the beginning of another large contract in the third quarter of 2011.

Our Product and License segment revenues improved above 2010 levels for the first nine months of 2011 as compared to the same period in 2010, due primarily to sales of fiber optic test and measurement products of $1.1 million, attributable principally to strong sales in the first quarter of 2011. As noted above sales activities declined in the most recent quarter. We also had an increase in our commercial development revenues for the first nine months of 2011 versus the same period in 2010 of $0.5 million.

Cost of Revenues

	Nine months ended September 30,
	2011	2010	Change

Cost of revenues:
Technology development costs	$11,910,771	$11,559,351	$351,420	3%
Product and license costs	5,059,507	4,332,600	726,907	17%

Total cost of revenues	$16,970,278	$15,891,951	$1,078,327	7%

Gross Profit	$10,494,946	$9,577,623	$917,323	10%

The Technology Development segment’s cost of revenues increased $0.4 million during the nine months ended September 30, 2011 as compared to the same period in the prior year primarily due to the increase of $0.2 million in additional tools purchased by our SCC group in support of new contract research.

The costs of revenues in our Product and Licence segment increased $0.5 million during the nine months ended September 30, 2011 versus the same period in 2010 due to incremental development work performed on the Hansen and Intuitive Surgical projects. In addition, cost of revenues increased $0.2 million due to higher volume sales of fiber optic test and measurement equipment.

The growth in our Product and License segment was able to also translate into higher gross profits. Revenues from our Product and License segment typically carry a higher gross margin percentage than revenues from our Technology Development segment.

Operating Expense

	Nine months ended September 30,
	2011	2010	Change

Operating expense:
Selling, general and administrative	$9,340,545	$10,044,549	$(704,004)	(7)%
Research, development, and engineering	1,950,275	1,249,385	700,890	56%
Reorganization expense	—	161,801	(161,801)	(100)%

Total operating expense	$11,290,820	$11,455,735	$(164,915)	(1)%

Our selling, general and administrative expense decreased primarily from a decrease of approximately $0.9 million in our stock based compensation expense, as a significant number of prior option grants became fully vested during the period as a result of which no further compensation expense is recorded.

Research, development, and engineering increased due partially to costs incurred by our SCC group for internal research and development versus those funded by customer contracts, in addition to the costs associated with development of our new ODiSI product.

Interest Income (Expense)

Interest expense for the nine months ended September 30, 2011 was approximately $291,000 compared to interest expense of approximately $352,000 during the same period in 2010. The monthly average loan balance for the first nine months of 2011 was $5.9 million compared to $6.6 million for the same period in 2010. The lower average loan balance along with our lower average interest rate under the SVB credit facilities accounted for this decrease.

Liquidity and Capital Resources

At September 30, 2011, our total cash and cash equivalents were approximately $6.8 million.

We have a term loan with SVB which at September 30, 2011 had a balance of $5,500,000 and also a revolving line of credit of up to $1.0 million. No amounts were outstanding under the line of credit and the full borrowing capacity of $1.0 million remained available.

We believe that our current cash balance, combined with the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Discussion of Cash Flows

Recent Activity

	Nine months ended September 30,
	2011	2010	Change

Net cash provided by / (used in) operating activities	$564,255	$(326,328)	$890,583
Net cash used in investing activities	(562,518)	(202,944)	(359,574)
Net cash (used in) / provided by financing activities	(384,867)	2,452,698	(2,837,565)

Net change in cash	$(383,130)	$1,923,426	$(2,306,556)

Our improvement in cash provided by operations of $0.9 million for the nine months ended September 30, 2011 versus the same period in 2010, is a combination of our increase in gross margin of $1.1 million for the nine months ended September 30, 2011 versus the same period in 2010, and our ongoing focus on cost management on the operations level, showing a decrease of $0.2 million for the nine months ended September 30, 2011 versus the same period in 2010.

Our cash used in investing activities is composed of purchases of equipment and costs associated with certain intangible assets. During the nine months ended September 30, 2011, we made $290,000 in equipment purchases, compared to $51,000 during the same period of the prior year, and we incurred $273,000 in costs associated with certain intangible assets associated with our fiber optic platform, compared to only $152,000 in such costs during the same period of the prior year.

Net cash used in financing activities during the nine months ended September 30, 2011 included the refinancing of our debt with SVB, scheduled payments of principal on a previous promissory note to Hansen, and the final repayment of the Hansen note, which in the aggregate resulted in net cash outflows of $0.6 million. During the nine months ended September 30, 2010, we borrowed under the SVB loan facility and made payments on the Hansen note, resulting in aggregate net cash inflows of $1.7 million. We also received $0.3 million from the exercise of stock options during the nine months ended September 30, 2011, as compared to $0.8 million during the same period of the prior year.

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

We are exposed to interest rate fluctuations as a result of our revolving line of credit and our term loan with SVB, each of which has a variable rate. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. As of September 30, 2011, the interest rate on the line of credit was 5.5% and the interest rate on the term loan was 6%. Based on the principal amount of $5.5 million outstanding under the term loan as of September 30, 2011, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $48,000.

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

Foreign Currency Exchange Rate Risk

As of September 30, 2011, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2011, we had approximately 189 employees. In determining whether we are affiliated with any other entity, the SBA will analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. We understand that the SBA is in the process of performing a formal size determination that will focus on whether or not Carilion is our affiliate. Although we do not believe that Carilion has the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its regulations, the SBA may conclude that a stockholder that is large compared to others has the power to control us and is our affiliate. If the SBA were to make a determination that we are affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR grants and other SBA contracts, public contracts, grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 70% and 59% respectively, of our consolidated total revenues for the three months ended September 30, 2011 and 2010 and 63% and 66% respectively, of our consolidated total revenues for the nine months ended September 30, 2011 and 2010, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

Our contract research customer base includes government agencies, corporations and academic institutions. Our customers are not obligated to extend their agreements with us and may elect not to do so. Also, our customers’ priorities regarding funding for certain projects may change and funding resources may no longer be available at previous levels.

In addition to contract cancellations and changes in agency budgets, our future financial results may be adversely affected by curtailment of or restrictions on the U.S. government’s use of contract research providers, including curtailment due to government budget reductions and related fiscal matters or any legislation or resolution limiting the number or amount of awards we may receive. These or other factors could cause U.S. defense and other federal agencies to conduct research internally rather than through commercial research organizations or direct awards to other organizations, to reduce their overall contract research requirements or to exercise their rights to terminate contracts. Alternatively, the U.S. government may discontinue the SBIR program or its funding altogether. Any of these actions could limit our ability to obtain new contract awards and adversely affect our revenues, cash flows and ability to fund our growth.

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

We provide certain services to the U.S. government that require us to maintain a facility security clearance and for certain of our employees and our board chairman to hold security clearances. As of the date of this report, the Defense Security Service, or DSS, is conducting a review of our processes in connection with security clearance applications. Depending on the outcome of this review, the DSS could require a variety of changes or impose sanctions on us. The loss of a facility security clearance, as a result of this review or otherwise, the failure for necessary persons to obtain or retain sufficient security clearances or any public reprimand could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract or prevent us from bidding on or winning certain new government contracts.

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

We realized a consolidated net income attributable to common stockholders of approximately $0.2 million for the three months ended September 30, 2011 and incurred a consolidated net loss attributable to common stockholders of approximately $0.5 million for the three months ended September 30, 2010. We incurred a consolidated net loss attributable to common stockholders of approximately $1.1 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, our accumulated deficit totaled $48.2 million. We expect to continue to incur significant expenses as we expand our operations, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial.

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

In the past, we produced most of our products on a custom order basis rather than pursuant to large contracts that require production on a large volume basis. Accordingly, other than the commercial manufacture of products by our Product and License segment, we have no experience manufacturing products in large volumes. Because our experience in large scale manufacturing is limited, we may encounter unforeseen difficulties in our efforts to manufacture other products or materials in commercial quantities or have to rely on third-party contractors over which we may not have direct control to manufacture our products. For example, we may need to develop or in-license Trimetasphere nanomaterial purification and isolation technology, which would result in manufacturing delays or shortfalls. We may also encounter difficulties and delays in manufacturing our products for any of the following reasons:

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

The public trading price for our common stock is volatile and may fluctuate significantly. For example, since January 1, 2009, our common stock has traded between a high of $5.00 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or by our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	litigation;

•	any major change in our board of directors or management or any competing proxy solicitations for director nominees;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors;

•	a lack of, limited or negative industry or securities analyst coverage;

•	discussions of our company or our stock price by the financial and scientific press and online investor communities such as chat rooms; and

•	general developments in our industry.

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

(a) Unregistered Sales of Equity Securities during the Three-Month Period Ended September 30, 2011

Common Stock Dividend Payable to Carilion

The Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2011, the Series A Preferred Stock issued to Carilion has accrued approximately $455,583 in dividends. The accrued dividend as of September 30, 2011 will be paid by the issuance of 136,338 shares of the Company’s common stock, which the Company will issue subsequent to September 30, 2011. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

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

Luna Innovations Incorporated

Date: November 14, 2011	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.