Form 10-K
period 2011-12-31
LUNA INNOVATIONS INC
filed 2012-03-29
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based upon the closing price of Common Stock on such date as reported by the NASDAQ Capital Market, was approximately $13.7 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 15, 2012 there were 13,888,454 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to its 2012 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2011, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

Company Overview and Business Model

We develop, manufacture and market fiber optic test & measurement, sensing, and instrumentation products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the telecommunications, medical, composite and defense industries. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and government-funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.

Our corporate strategy focuses on three key objectives for growth as we seek to commercialize our technologies:

•	Develop and become the leading supplier of fiber optic shape sensing technology for robotic and minimally invasive surgical systems.

•	Become the leading provider of fiber optic sensing systems and standard test methods for composite materials.

•	Become the leading choice for ensuring the integrity of integrated circuits used in defense systems.

We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Revenues in this segment are currently largely derived from sales of test and measurement equipment for optical components and networks. Our Products and Licensing segment is also focused on two of our key strategic objectives. We are working to develop and commercialize our fiber optic shape sensing technology in the medical industry with the goal of supplying fiber optic shape sensing components for use in robotic and minimally invasive surgical systems. We are also working to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the composite materials industry. Our Products and Licensing segment revenues represented approximately 27%, 35% and 37% of our total revenues for the years ended December 31, 2009, 2010 and 2011, respectively.

Our Technology Development segment performs applied research for government funded projects and includes our secure computing and communications group, or SCC. SCC provides innovative solutions designed to secure critical technologies within the U.S. government. SCC conducts applied research and provides services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. SCC is focused on our strategic objective of developing a leading technology for ensuring the integrity of integrated circuits used in defense systems. We believe this technology may also have other commercial applications.

Our Technology Development segment also performs applied research in the areas of sensing and materials. Our Technology Development segment comprised approximately 73%, 65% and 63% of our total revenues for the years ended December 31, 2009, 2010 and 2011, respectively. Most of the government funding in the part of our Technology Development segment outside of SCC is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our SBIR research is focused on technological areas with commercial potential and we strive to commercialize any resulting scientific advancements. For the year ended December 31, 2011, approximately 46% of our revenues was generated under the SBIR program, compared to 40% in 2010 and 42% in 2009.

Products and Licensing

In our Products and Licensing segment we have a history of marketing numerous fiber optic test and measurement products with a primary focus on the telecommunications industry. We are also pursuing our strategic goal of becoming a leading provider of fiber optic sensing systems and standard test methods for composite materials through the introduction of our new Optical Distributed Sensor Interrogator (ODiSI) product, which we believe will represent a significant improvement over our existing products that serve this market. Our Products and Licensing segment is also performing the customer-driven development work to help accomplish our strategic goal of becoming the leading supplier of fiber optic shape sensing technology for robotic and minimally invasive surgical systems. Our Products and Licensing segment includes approximately 40 full-time employees. Our primary product lines and development services in this segment are described in more detail below.

Test & Measurement, Sensing, and Instrumentation Products

Test and Measurement Equipment for Fiber Optic Components and Sub-Assemblies

Our product lines in the test and measurement domain include our Optical Vector Analyzer, or OVA, our Optical Backscatter Reflectometer, or OBR, and the Phoenix family of tunable lasers.

Historically, our test and measurement products have primarily served the telecommunications industry, although most of our products have valuable applications in other fields. Our test and measurement products monitor the integrity of fiber optic network components and sub-assemblies. These products are designed for manufacturers and suppliers of optical components and sub-assemblies and allow them to reduce development, test and production costs and improve the quality of their products. Most manufacturers and suppliers of optical components and modules currently use a combination of different types of optical test equipment to identify and measure failures in optical networks, such as bad splices, bends, crimps and other reflective and non-reflective events that can cause defects and negatively impact product performance. Our optical test equipment products replace the need to employ multiple test products by addressing all stages of the end user’s product development lifecycle, including design verification, component qualification, assembly process verification and failure analysis. Our OVA platform allows manufacturers and suppliers of optical components and sub-assemblies to reduce development, test and production costs and time-to-market by replacing multiple, time consuming and expensive measurement platforms with a single, integrated and easy-to-use instrument.

Our OBR is a highly sensitive diagnostic device that is both valuable for application in the telecommunications industry and flexible in its ability to provide measurements in various other applications. Our OBR allows data and telecommunications companies and the service providers who maintain their own fiber optic networks to reduce test time and improve product quality. Our OBR provides the ability to inspect fiber networks with higher resolution and better sensitivity than is possible with other existing test products. Its user-friendly graphical user interface also makes the OBR product suitable for both research and manufacturing applications. The OBR gives end users a very high resolution view that is similar to an “X-Ray” into the inner workings of a fiber optic network. The OBR also has a feature that allows users to turn standard optical fiber into multiple sensors that could be used in a variety of temperature measurement and monitoring applications including power generation; civil structure monitoring; industrial process control; component-level heating in optical amplifiers; strain and load distribution measurements of aircraft harnesses; and temperature monitoring inside telecommunications cabinets and enclosures.

New ODiSI Sensing Solution; Distributed Sensing Systems

In 2011, we launched our new sensing platform called ODiSI. It provides fully distributed strain or temperature measurements and delivers an extraordinary amount of data by using an optical fiber as a continuous sensor over up to 50 meters of surface. Compared to traditional sensing methods, such as strain gages, this technology provides greater insight into the performance, tolerances and failure mechanisms of structures and vehicles. We believe the technology will provide exceptional value to the fast-growing composites manufacturing market, particularly in aerospace and green energy applications.

We have significant expertise in distributed sensing systems, such as ODiSI, which are products composed of multiple sensors whose inputs are integrated through a fiber optic network and software. These products use fiber optic sensing technology with an innovative monitoring system that allows several thousand sensors to be networked along a single optical fiber.

Potential key applications and markets of our fiber optic sensing solutions include the airframe industry, integrated structural monitoring of civil structures and space applications. For example, a major airframe manufacturer has explored the use of our system during fatigue testing to measure strain through a network of sensors distributed throughout an aircraft. Our ODiSI platform also enables the direct monitoring of temperature. Potential markets include industrial process control and electrical system monitoring. For example, our network of distributed temperature sensors has been tested by a major manufacturer of electrical generators for the purpose of increasing operational efficiency and prolonging generator life.

Tunable Lasers

We have acquired the rights to manufacture a line of swept tunable lasers to allow us to compete more effectively in our existing fiber optic test and measurement as well as sensing markets. This laser is in production, and this technology is being integrated into current and new products to help us provide our customers with faster, more flexible and cost-effective test and measurement products. The laser is unique in the quality of the laser light produced, the speed at which it can operate, the small size of the package, and the environmental conditions in which it can operate. We believe that these traits make it possible for us to move our fiber optic sensing capabilities out of the laboratory, and into more demanding environments such as aircraft, operating rooms, and challenging industrial conditions. We are, therefore, using this technology to pursue business opportunities in new markets such as industrial and medical sensing, as described above and below.

Sales & Marketing

We market our fiber optic products to telecommunications companies, defense agencies, government system integrators, researchers, OEMs, distributors and strategic partners worldwide. We have a regional sales force that markets and sells our products through manufacturer representative organizations to customers in North America and through partner and distribution channels for other sales around the world.

We believe that we provide a high level of support in developing and maintaining our long-term relationships with our customers. Customer service and support are provided through our offices and those of our partners that are located throughout the world.

Fiber Optic Shape Sensing Solutions for Robotic and Minimally Invasive Surgical Systems

We are developing our fiber optic sensing technology to enhance medical devices used for minimally invasive procedures for diagnostics, surgery or therapy. This technology can be applied to measure the position and shape of an instrument inside the body, as well as to measure pressure and temperature. This information can be collected in real time and used as feedback to aid in the navigation of robotic surgical devices while inside the body by providing the device’s current shape and position. It can also provide similar benefits to non-robotic devices.

We have entered into an intellectual property licensing, development and supply agreement with Intuitive Surgical, Inc., or Intuitive, a technology leader in robotic-assisted minimally invasive surgery and the manufacturer of the da Vinci® Surgical System. We have also entered into similar agreements with Hansen Medical, Inc., or Hansen, a global leader in flexible robotics and the manufacturer of the Sensei® and Magellan® robotic catheter systems.

Under our multi-year agreement with Intuitive, we are developing a fiber optic-based shape sensing and position tracking system to be integrated into Intuitive’s products. We entered into the agreement with Intuitive to expand our presence within the medical devices market. Our shape sensing and position tracking system provides real-time shape and position measurements, which will help surgeons navigate through the body. The system consists of software, instrumentation and disposable optical sensing fiber. Our technology is unique and designed to provide the user with an accurate, direct and continuous measurement of device location within the body without limiting the surgeon’s line of sight or introducing electrical signals or radiation into the body. Depending on the progress of these services and the development of a resulting product, we have certain exclusive supply rights for the component that would implement our fiber optic shape sensing technology.

Under our agreements with Hansen, we are developing a localization and shape sensing solution for Hansen’s medical robotics system. Hansen pays us for our development work on a time and materials basis. We have also agreed on certain terms under which we would supply fiber optic shape sensing systems to Hansen. Our business relationship with Hansen is further described below under “Litigation and Agreements with Hansen Medical, Inc.”

Ultrasound Medical Device

We launched our Emboli Detection and Classification (EDAC®) QUANTIFIER ultrasound product in 2006 and received FDA clearance of our 510(k) application for this product in 2007. The EDAC® QUANTIFIER is a non-invasive medical device that uses quantitative ultrasound technology to count emboli in ex-vivo blood circuits in real time. Emboli can be air bubbles or solid matter, such as lipids or blood clots, and can enter the blood circuit during critical and invasive medical procedures such as cardiopulmonary bypass surgery. We have an agreement with Terumo Cardiovascular Systems Corporation, or Terumo CVS, a leading supplier of products for cardiopulmonary bypass surgeries, for Terumo CVS to distribute this product in the United States.

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

As of December 31, 2011, our Technology Development segment was engaged in over 75 active contracts, with typical terms ranging from six months to three years. These projects span a wide range of applications across our areas of focus.

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

As of December 31, 2011, our Technology Development segment consisted of 115 full time employees, of whom 77 hold advanced degrees, including 26 Ph.D. degrees. We also utilize the knowledge and experience of researchers employed through the academic institutions, corporations and government agencies with which we subcontract. Our Technology Development segment is organized into subgroups according to areas of technology, with each subgroup being managed by its own director who is responsible for its financial performance. In addition, we have in place disciplined processes designed to ensure quality control of proposal preparation, program reviews, pipeline reviews, revenue tracking and financial reporting.

Each year, U.S. government federal agencies and departments are required to set aside a portion of their grant awards for SBIR-qualified organizations. SBIR contracts include Phase I feasibility contracts of up to $150,000 and Phase II proof-of-concept contracts, which can be as high as $1,000,000. We have won three National Tibbetts Awards from the SBA for outstanding SBIR performance. We have also won research contracts outside the SBIR program from corporations and government entities. These contracts typically have a longer duration and higher value than SBIR grants. As we strive to grow, one of our goals is to derive a larger portion of our contract research revenues from contracts outside of the SBIR program.

Secure Computing and Communications

Our Secure Computing and Communications group, which we refer to as SCC, provides innovative solutions designed to secure critical technologies within U.S. government systems, including the protection of deployed hardware and software systems and the communications between them. SCC develops and deploys world leading Field-Programmable Gate Array (FPGA) design integrity solutions that:

•	Ensure design trust;

•	Enable high reliability verification;

•	Migrate designs from obsolete chips to modern chips; and

•	Provide design and security analysis.

SCC conducts both applied research and provides cybersecurity services to the government. SCC’s revenue is primarily derived from non-SBIR U.S. government contracts and purchase orders.

Our team of digital design researchers, software developers, and security experts includes academics, experienced communications and military systems engineers, and program and business management professionals. We have strong theoretical researchers who have experience translating theory into practice. Moreover, we excel at creating and integrating complex solutions into usable toolsets in short timeframes.

We believe that some of our technological capabilities related to ensuring the integrity of integrated circuits used in defense systems may also have commercial applications outside the government market.

Materials

We are actively developing a wide variety of materials. One of these is a new class of non-halogenated fire retardant additives developed as a possible replacement for brominated fire retardants, which are coming under increasing criticism due to health concerns. Our non-halogenated fire retardant additives are being evaluated for use in composites, such as fiber reinforced composites.

We have developed a range of coatings, including both hydrophobic and super oleo phobic coatings. These coatings are being evaluated for use in a number of applications. Other coatings under development include anti-corrosion and damage indicating coatings.

We are also working on a variety of bioengineered materials for homeostatic agents and wound healing. These materials must be approved by the FDA or similar foreign regulatory agencies before they can be marketed, which we do not expect to occur for at least several years, if at all.

Our nanomaterials activity is focused on fullerenes and tri-metal nitride endohedral fullerene (Trimetasphere®) materials. The Trimetasphere® nanomaterial is a carbon sphere with three metal atoms and an enclosed nitrogen atom. We have obtained an exclusive license from Virginia Tech to commercialize Trimetasphere nanomaterials under an issued U.S. patent and pending U.S. patent applications.

One potential market application of our nanomaterial technology is magnetic resonance imaging, or MRI. We believe that our Trimetasphere nanomaterial contrast agents may be able to provide a higher image contrast than existing contrast agents but with a lower risk of toxicity. Medical contrast agents for human use, such as our Trimetasphere nanomaterials, must be approved by the FDA or similar foreign regulatory agencies before they can be marketed, which we do not expect to occur for at least several years, if at all. As described below under “Government Regulation,” this approval process can involve significant time and expense and may delay or prevent our products from reaching the market.

We are also researching other applications for nanomaterial-based drugs based on the anti-oxidative characteristics of fullerenes. These products are in the early stages of development, but if successful, could offer new market opportunities for us.

In 2009, we acquired a patent portfolio from Tego Biosciences, Inc., including in- and out-licenses, generally for the use of carbon fullerene nanomolecules in the treatment of human health. We believe this acquisition strengthens our patent position in this area, but there can be no assurances that we will be able to obtain commercial success as a result of these patents and licenses.

Sensing

Our Technology Development segment also performs a significant amount of applied research towards developing new sensors. This includes sensors for the purpose of corrosion, temperature, strain, pressure, structural health and chemical detection. Much of the work is directed to harsh environments and uses optics. Examples include measuring temperature and neutron flux in nuclear reactors, pressure and temperature in gas turbines, and temperatures of cryogenic lines. The effort utilizes both discrete and distributed sensors. Our technology development work in this area is closely aligned with our Products and Licensing segment and is directed at advancing the technology and the development of new applications.

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

Our success depends in part on our ability to develop patentable products and obtain, maintain and enforce patent and trade secret protection for our products, as well as to successfully defend these patents against third-party challenges both in the United States and in other countries. We will only be able to protect our technologies from unauthorized use by third parties to the extent that we own or have licensed valid and enforceable patents or trade secrets that cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because we may not be able to obtain patent protection on some or all of our technology and because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

Currently, we own or license approximately 73 U.S. and international patents and approximately 70 U.S. and international patent applications, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. Our issued patents, and the patents that may issue from our applications, generally have terms that are scheduled to expire between 2015 and 2031. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

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

Litigation and Agreements with Hansen Medical, Inc.

In June 2007, Hansen, a company for which we had conducted certain research and performed certain services, filed a lawsuit against us for using allegedly misappropriated trade secrets from Hansen in connection with our work with Intuitive or otherwise. On April 21, 2009, a jury found in favor of Hansen and awarded a verdict of $36.3 million against us. As a result of this jury verdict, we filed for Chapter 11 reorganization in July 2009.

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

License Agreement with Hansen (the “Hansen License”)

Under the Hansen License, we granted Hansen (i) a co-exclusive (with Intuitive), royalty-free, fully paid, perpetual and irrevocable license to our fiber optic shape sensing/localization technology within the medical robotics field. The license can only be sublicensed by Hansen in connection with Hansen products, except that Hansen can grant full sublicenses to third parties for single degree of freedom robotic medical devices; (ii) an exclusive (and fully sublicenseable) royalty-free, fully paid, perpetual and irrevocable license to our fiber optic shape sensing/localization technology for non-robotic medical devices within the orthopedics, vascular, and endoluminal fields; and (iii) a co-exclusive (with us) royalty-free, fully paid, perpetual and irrevocable license to our fiber optic shape sensing/localization technology for non-robotic medical devices in other medical fields (including colonoscopies but not including devices described in clause (ii) above). In 2011, Hansen entered into certain agreements with Philips Medical Systems (and/or its affiliates) under which Hansen sublicensed its non-robotic medical rights to our fiber optic shape sensing/localization technology.

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

Note Payable to Hansen (the “Hansen Note”)

In connection with the settlement agreement, we issued a promissory note to Hansen, which we refer to in this report as the Hansen Note, in the principal amount of $5.0 million, payable in 16 quarterly installments through January 2014. The note bore interest at a fixed rate of 8.5% and was secured by substantially all of our assets. In May 2011, we and Hansen entered into an amendment to the Hansen Note and a payoff letter. Under the terms of the payoff letter, we and Hansen agreed to a final payoff, including a discount of $190,000, of the Hansen Note as payment in full for all principal and accrued interest.

Development and Supply Agreement

In connection with the settlement agreement, we also entered into a development and supply agreement with Hansen. Under the terms of this agreement, we will perform product development services with respect to fiber optic shape sensing at Hansen’s request and provide our shape sensing products to Hansen. Revenues earned for product development will be determined in a manner consistent with our normal contract development services and will be payable monthly to us. The agreement also sets forth certain terms under which we would supply fiber optic components to Hansen.

In May 2011, we amended this development and supply agreement with Hansen in order to update the specifications and estimated budget amounts for certain development milestones and provide for additional development milestones and related budget estimates and specifications to be achieved. The amendment also provides for a payment structure whereby we share a specified percentage of the development expenses otherwise payable in connection with certain of the development milestones, up to a certain cumulative maximum, and changes the mechanism for calculating amounts that Hansen may hold back from being paid to us while such expenses are being shared by the parties. Finally, the amendment adjusted the commercial transfer pricing mechanism for the Company’s supply of fiber optic components to Hansen.

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

Competition

We compete for government, university and corporate research contracts relating to a broad range of technologies. Competition for contract research is intense and the industry has few barriers to entry. We compete against a number of in-house research and development departments of major corporations, as well as a number of small, limited-service contract research providers and companies backed by large venture capital firms. The contract research industry continues to experience consolidation, which has resulted in greater competition for clients. Increased competition might lead to price and other forms of competition that could harm our operating results. We compete for contract research on the basis of a number of factors, including reliability, past performance, expertise and experience in specific areas, scope of service offerings, technological capabilities and price.

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

In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2011, we, including all of our divisions, had 186 full- and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated” or have the power to control us. In determining whether firms are affiliated, the SBA evaluates factors such as stock ownership and common management, but it ultimately may make its determination based on the totality of the circumstances. Under its regulations, the SBA may conclude that a stockholder that is large compared to others has the power to control us and is our affiliate. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. We understand that the SBA is in the process of performing a formal size determination in connection with some of our SBIR contracts. We cannot provide assurance that the SBA will interpret its regulations in our favor. Regardless of the outcome of the SBA’s pending determination, if we grow larger, and if our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found below in “Risk Factors.”

FDA Regulation of Products

Some of the products that we are developing are subject to regulation under the Food, Drug, and Cosmetic (FDC) Act. In particular, any Trimetasphere nanomaterial-based MRI contrast agent would be considered a drug, and our ultrasound diagnostic devices for measuring certain medical conditions will be considered medical devices, under the FDC Act. Both the statutes and regulations promulgated under the FDC Act govern, among other things, the testing, manufacturing, safety efficacy, labeling, storage, recordkeeping, advertising and other promotional practices involving the regulation of drug and devices. Compliance with the FDC Act may add time and expense to product development, and there can be no assurance that any of our products will be successfully developed and approved for marketing by the FDA.

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

New Drug Development

Any nanomaterial-based drug candidates, including any MRI contrast agent product candidates, are regulated by the FDA as pharmaceuticals. Obtaining FDA approval for a new drug has historically been a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug, or IND, application which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken. In order to commercialize any drug, we must sponsor and file an IND application and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval of any of the products. We will be required to select qualified investigators to supervise the administration of the products and ensure that the investigations are conducted and monitored in accordance with FDA regulations.

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

Environmental, Health and Safety Regulation

Our facilities and current and proposed activities involve the use of a broad range of materials that are considered hazardous under applicable laws and regulations. Accordingly, we are subject to a number of domestic and foreign laws and regulations and other requirements relating to employee health and safety, protection of the environment, product labeling and product take back. Regulated activities include the storage, use, transportation and disposal of, and exposure to, hazardous or potentially hazardous materials and wastes. Our current and proposed activities also include potential exposure to physical hazards associated with work environment and equipment. We could incur costs, fines, civil and criminal penalties, personal injury and third-party property damage claims, or we could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental, health and safety laws and regulations or requirements. Liability under environmental, health and safety laws can be joint and several and without regard to fault. There can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of the inability to obtain permits in a timely manner, human error, equipment failure or other causes. Environmental, health and safety laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. Further, violations of present and future environmental, health and safety laws could restrict our ability to expand facilities and pursue certain technologies, as well as require us to acquire costly equipment or to incur potentially significant costs to comply with environmental, health and safety regulations and other requirements.

We have made, and will continue to make, expenditures to comply with current and future environmental, health and safety laws. We anticipate that we could incur additional capital and operating costs in the future to comply with existing environmental, health and safety laws and new requirements arising from new or amended statutes and regulations. In addition, because the applicable regulatory agencies have not yet promulgated final standards for some existing environmental, health and safety programs, we cannot at this time reasonably estimate the cost for compliance with these additional requirements. The amount of any such compliance costs could be material. We cannot predict the impact that future regulations will impose upon our business.

Employees

As of December 31, 2011, we had 185 total employees and 171 full-time employees, 104 of whom hold advanced degrees, including 34 Ph.D. degrees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Backlog

We have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our backlog was $20.8 million at December 31, 2011, of which $20.4 million was from our Technology Development segment and $0.4 million was from our Products and Licensing segment. At December 31, 2010, our backlog was $29.4 million, of which $26.3 million was from our Technology Development segment and $3.1 million was from our Products and Licensing segment.

We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Unfunded backlog was $5.8 million and $13.7 million as of December 31, 2010 and 2011, respectively. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.

Research, Development and Engineering

We incur research, development and engineering expenses that are not related to our contract performance. These expenses were $2.9 million, $1.7 million and $2.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. In addition, during these years, we spent $19.6 million, $18.3 million and $19.1 million, respectively, on customer-sponsored research activities, which amounts are reimbursed as part of our performance of customer contracts.

Operating Segments and Geographic Areas

For information with respect to our operating segments and geographic markets, see Note 13 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2011, we had approximately 171 full-time employees. In determining whether we are affiliated with any other entity, the SBA will analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. We understand that the SBA is in the process of performing a formal size determination that will focus on whether or not Carilion is our affiliate. Although we do not believe that Carilion has the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its regulations, the SBA may conclude that a stockholder that is large compared to others has the power to control us and is our affiliate. If the SBA were to make a determination that we are affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR grants and other SBA contracts, public contracts, grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants.

In addition, it is possible that the sale of common stock in the future by our founder, Dr. Kent Murphy, could negatively affect the interpretation of SBA regulations on this question of affiliation, as well as possibly result in an increase in our institutional ownership. Dr. Murphy has recently advised us of his intent to exercise his right to require us to register his shares for resale in a registered offering on Form S-3. If Dr. Murphy pursues the registration of his shares, and sells a substantial portion of his shares to institutions or non-U.S. citizens, we may cease to meet the 51% ownership requirement described above, in which case we would become ineligible to receive SBIR contract awards. Moreover, if Dr. Murphy were to sell any portion of his shares without corresponding sales by Carilion, such sales may increase the likelihood that the SBA may conclude that Carilion is a stockholder that is large compared to others and hence has the power to control us and is our affiliate, in which case we would lose SBIR eligibility, as described above. The loss of our eligibility to receive SBIR awards would have a material adverse effect on our revenues, cash flows and ability to fund our growth.

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

Dr. Murphy currently owns approximately 2.8 million shares of our common stock and Carilion owns approximately 2.2 million shares of our common stock (excluding approximately 1.3 million shares of common stock issuable upon conversion of Series A Preferred Stock held by Carilion). Dr. Murphy recently advised us of his intent to exercise his right to require us to register his shares for resale in a registered offering on Form S-3. If Dr. Murphy pursues the registration of his shares, we may also be obligated to register shares held by Carilion for resale pursuant to our Investor Rights Agreement. Sales of shares by Dr. Murphy or Carilion, or even the filing of a registration statement registering the resale of such shares, may have a material adverse effect on the market price of our stock.

Even if Dr. Murphy elects not to require us to register his shares at this time, we cannot assure you that Carilion, Dr. Murphy or any of our other significant stockholders will not seek to sell their shares at any time, which could have an adverse effect on the market price of our stock.

Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with NASDAQ’s continuing listing standards in respect of our minimum stock price, as further described below.

A decline in government research contract awards or government funding for existing or future government research contracts, including SBIR contracts, could adversely affect our revenues, cash flows and ability to fund our growth.

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 63%, 65% and 73% of our consolidated total revenues for the years ended December 31, 2011, 2010, and 2009, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

Our contract research customer base includes government agencies, corporations and academic institutions. Our customers are not obligated to extend their agreements with us and may elect not to do so. Also, our customers’ priorities regarding funding for certain projects may change and funding resources may no longer be available at previous levels.

In addition to contract cancellations and changes in agency budgets, our future financial results may be adversely affected by curtailment of or restrictions on the U.S. government’s use of contract research providers, including curtailment due to government budget reductions and related fiscal matters or any legislation or resolution limiting the number or amount of awards we may receive. These or other factors could cause U.S. defense and other federal agencies to conduct research internally rather than through commercial research organizations or direct awards to other organizations, to reduce their overall contract research requirements or to exercise their rights to terminate contracts. Alternatively, the U.S. government may discontinue the SBIR program or its funding altogether. Also, pending regulations implementing the recently-enacted SBIR reauthorization will allow increased competition for SBIR awards from companies backed by venture capital firms. Any of these developments could limit our ability to obtain new contract awards and adversely affect our revenues, cash flows and ability to fund our growth.

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

We provide certain services to the U.S. government that require us to maintain a facility security clearance and for certain of our employees and our board chairman to hold security clearances. In general, the failure for necessary persons to obtain or retain sufficient security clearances, any loss by us of a facility security clearance or any public reprimand related to security matters could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract or prevent us from bidding on or winning certain new government contracts, which would have an adverse result on our operations and financial results. The Defense Industrial Security Clearance Office is evaluating the continuing security clearances of an employee and our board chairman and also a security clearance application for another employee. These evaluations are under review by the Defense Office of Hearings and Appeals for final determination. If any of these individuals is unable to retain or obtain a security clearance, then we would need to exclude him from access to classified information and, if applicable, appoint a new chairman who either already has a security clearance or would need to apply for a security clearance.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that continued into 2011. This slowing of the economy has reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for 2012 remains uncertain, and until there is a sustained economic recovery our revenues and results of operations could be negatively impacted.

We have a history of losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses and may never achieve or maintain profitability or positive cash flow.

We realized a consolidated net loss attributable to common stockholders of approximately $1.5 million, $3.0 million and $20.4 million for the years ended December 31, 2011, 2010 and 2009 respectively. We expect to continue to incur significant expenses as we expand our operations, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.

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

We have obtained capital by borrowing money under a credit facility and we might require additional capital to support and expand our business; our credit facility has various loan covenants with which we must comply and if we need any such additional capital or we fail to comply with our loan covenants, this capital might not be available or only available on unfavorable terms.

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

We have issued to Hansen a warrant exercisable for a number of shares of our common stock such that Hansen may maintain ownership of 9.9% of our total outstanding common stock through January 2013, at a price of one cent per common share. In the event that we raise capital through the issuance of common stock, shareholders will experience further dilution to the extent that Hansen exercises this warrant, which may make it more difficult to raise equity capital or may adversely affect the price at which we are able to raise equity capital.

We maintain a credit facility with Silicon Valley Bank, or SVB, which requires us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants, as well as other customary events of default. If any event of default occurs SVB may declare due immediately all borrowings under our credit facility and foreclose on the collateral. Furthermore, an event of default would result in an increase in the interest rate on any amounts outstanding.

If we are unable to borrow under the SVB credit facility or otherwise obtain adequate financing or financing terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

We could be negatively affected by a security breach, either through cyber attack, cyber intrusion or other significant disruption of our IT networks and related systems.

We face the risk, as does any company, of a security breach, whether through cyber attack or cyber intrusion over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruption of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

As a technology company, and particularly as a government contractor, we may face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our proprietary, confidential or classified information on our IT networks and related systems. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. In addition, as certain of our technological capabilities become widely known, it is possible and perhaps even foreseeable that we may be subjected to cyber attack or cyber intrusion as third parties seeks to gain improper access to information regarding these capabilities. We have therefore taken particular steps to protect some of our most sensitive technologies, but cyber attacks or cyber intrusion could still compromise other of our confidential information or our IT networks and systems generally, as it is not practical as a business matter to isolate all of our confidential information and trade secrets from email and internet access. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

A security breach or other significant disruption involving these types of information and IT networks and related systems could disrupt the proper functioning of these networks and systems and therefore our operations, could compromise our confidential information and trade secrets, or damage our reputation among our customers, particularly among agencies of the U.S. Government and potential customers of our secure computing and communications group, as well as the public generally. Any or all of foregoing developments could have a negative impact on our results of operations, financial condition and cash flows.

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

Our healthcare and medical products are or may be subject to a lengthy and uncertain domestic regulatory approval process. If we do not obtain and maintain the necessary domestic regulatory approvals or clearances, we will not be able to market and sell our products for clinical use in the United States. Complying with applicable regulations is an expensive and time-consuming process and any failure to fully comply with such regulations could subject us to enforcement actions.

Certain of our current and potential products will require regulatory clearances or approvals prior to commercialization. In particular, our Trimetasphere® nanomaterial-based MRI contrast agent would be considered a drug under the Federal Food, Drug and Cosmetic Act, or FDC Act, and our EDAC® ultrasound diagnostic devices for measuring certain medical conditions will be considered medical devices under the FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the U.S. Food and Drug Administration, or FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries.

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

Our commercially distributed medical device products will be subject to various post-market regulatory requirements, compliance with which will be expensive and time-consuming.

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

To be able to market and sell our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and we cannot be certain that we will have the resources to be able to pursue such approvals or whether we would receive regulatory approvals in any foreign country in which we plan to market our products. For example, the European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union, which we have not yet obtained and may never obtain. If we fail to obtain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

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

Various U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in our technology areas. Such third parties may claim that we infringe their patents. Because patent applications can take several years to result in a patent issuance, there may be currently pending applications, unknown to us, which may later result in issued patents that our technologies may infringe. For example, we are aware of competitors with patents in technology areas applicable to our optical test equipment products. Such competitors may allege that we infringe these patents. There could also be existing patents of which we are not aware that our technologies may inadvertently infringe. We have from time to time, and may in the future, be contacted by third parties, including patent monetization firms or intellectual property advisors, about licensing opportunities that also contain claims that we are infringing on third party patent rights. If third parties assert these claims against us—including third parties that have asserted claims against businesses that we have acquired, prior to our acquisition of these businesses—we could incur extremely substantial costs and diversion of management resources in defending these claims, and the defense of these claims could have a material adverse effect on our business, financial condition and results of operations. Even if we believe we have not infringed on a third party’s patent rights, we may have to settle a claim on unfavorable terms because we cannot afford to litigate the claim. In addition, if third parties assert claims against us and we are unsuccessful in defending against these claims, these third parties may be awarded substantial damages as well as injunctive or other equitable relief against us, which could effectively block our ability to make, use, sell, distribute or market our products and services in the United States or abroad.

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

•

sales of our common stock by our significant stockholders, or the perception that such sales may occur, including as a result of the registration for resale of shares of common stock owned by Dr. Kent Murphy;

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

We lease approximately 37,000 square feet of space in Blacksburg, Virginia, near Virginia Tech, which is used by both our Technology Development segment and our Products and Licensing segment.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock trades on The NASDAQ Capital Market. The following table sets forth the high and low closing prices of our common stock for each period indicated and are as reported by NASDAQ.

	2011		2010
Fiscal Period	High	Low	High	Low
First Quarter	$2.47	$1.55	$4.50	$2.20
Second Quarter	$2.43	$1.50	$2.51	$2.01
Third Quarter	$2.05	$1.21	$2.25	$1.77
Fourth Quarter	$1.73	$1.00	$2.10	$1.67

We have a single class of common stock outstanding. As of March 15, 2012, there were approximately 88 stockholders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the NASDAQ Global Market until being transferred to the NASDAQ Capital Market in 2009, as compared to the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price of the market on January 1, 2007, and an equivalent amount in the NASDAQ Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.

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

The consolidated statement of operations data for each of the three years in the period ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2010 and 2011 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2007 and 2008 and the consolidated balance sheet data as of December 31, 2007, 2008 and 2009 have been derived from our audited consolidated financial statements that do not appear in this report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements, and the historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended December 31,
In thousands, except share and per share data	2007	2008	2009 (a)	2010	2011
Consolidated Statement of Operations Data:
Revenues:
Technology development revenues	$23,356	$26,518	$25,198	$22,405	$22,418
Products and Licensing revenues	10,326	10,380	9,374	12,133	13,196

Total revenues	33,682	36,898	34,572	34,538	35,614
Cost of revenues:
Technology development costs	16,546	17,367	17,032	15,808	15,793
Products and Licensing costs	4,820	5,490	4,784	5,787	6,590

Total cost of revenues	21,366	22,858	21,815	21,595	22,383

Gross profit	12,316	14,041	12,757	12,944	13,231
Operating expense	20,570	21,335	30,200	14,992	14,464

Operating loss	(8,254)	(7,294)	(17,444)	(2,049)	(1,233)
Other income, net	33	1,198	1	77	228
Interest income (expense), net	372	(190)	(504)	(474)	(377)

Loss before reorganization items and income tax	(7,850)	(6,286)	(17,947)	(2,446)	(1,382)
Reorganization Costs	—	—	1,898	174	—

Loss before income tax	(7,850)	(6,286)	(19,845)	(2,620)	(1,382)
Income tax expense	—	—	600	—	10

Net loss	(7,850)	(6,286)	(20,445)	(2,620)	(1,392)
Preferred stock dividend	—	—	—	361	127
Net loss attributable to common stockholders	$(7,850)	$(6,286)	$(20,445)	$(2,981)	$(1,519)

Net loss per common share:
Basic	$(0.77)	$(0.57)	$(1.82)	$(0.23)	$(0.11)
Diluted	$(0.77)	$(0.57)	$(1.82)	$(0.23)	$(0.11)
Weighted-average number of shares used in per share calculations:
Basic	10,219,711	10,974,010	11,232,716	13,009,326	13,647,555
Diluted	10,219,711	10,974,010	11,232,716	13,009,326	13,647,555

	2007	2008	2009	2010	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,047	$15,519	$5,229	$7,217	$8,939
Working capital	14,115	14,992	16,529	8,055	10,928
Total assets	32,549	34,017	21,758	22,876	22,919
Total current liabilities	10,053	11,129	5,556	10,648	8,407
Total debt	5,000	10,000	5,000	6,307	5,250

(a)	In April 2009, a jury awarded Hansen Medical Inc. (“Hansen”) a judgment of $36.3 million following a trial. In January 2010, we and Hansen entered into a settlement agreement that reduced our liability to $9.7 million. This amount was recognized in operating expenses for the year ended December 31, 2009 and is included in accrued liabilities at December 31, 2009. As a result of the jury award, we performed an interim goodwill and intangible asset impairment analysis. As a result of this analysis, we recognized an impairment of $1.3 million during the quarter ended March 31, 2009. We also determined that our remaining deferred tax asset was no longer likely to be realized and placed a valuation allowance of $0.6 million against the asset. On July 17, 2009, we filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States Bankruptcy Code. As a result of this action, we incurred significant legal expenses that are included in reorganization expenses for the year ended December 31, 2009 in the table above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We develop, manufacture and market fiber optic test & measurement, sensing, and instrumentation products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the telecommunications, medical, composite and defense industries. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and government-funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.

Our corporate strategy focuses on three key objectives for growth as we seek to commercialize our technologies:

•	Develop and become the leading supplier of fiber optic shape sensing technology for robotic and minimally invasive surgical systems.

•	Become the leading provider of fiber optic sensing systems and standard test methods for composite materials.

•	Become the leading choice for ensuring the integrity of integrated circuits used in defense systems.

We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Revenues in this segment are currently largely derived from sales of test and measurement equipment for optical components and networks. Our Products and Licensing segment is also focused on two of our key strategic objectives. We are working to develop and commercialize our fiber optic shape sensing technology in the medical industry with the goal of supplying fiber optic shape sensing components for use in robotic and minimally invasive surgical systems. We are also working to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the composite materials industry. Our Products and Licensing segment revenues represented approximately 27%, 35% and 37% of our total revenues for the years ended December 31, 2009, 2010 and 2011, respectively. A breakdown of our operating income (loss) by segment, as well as our total assets by segment, is provided in footnote 13 to our consolidated financial statements included in this report.

Our Technology Development segment performs applied research for government funded projects and includes our secure computing and communications group, or SCC. Our Technology Development segment comprised approximately 73%, 65% and 63% of our total revenues for the years ended December 31, 2009, 2010 and 2011, respectively. SCC provides innovative solutions designed to secure critical technologies within the U.S. government. SCC conducts applied research and provides services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. SCC is focused on our strategic objective of developing a leading technology for ensuring the integrity of integrated circuits used in defense systems. Our Technology Development segment also performs applied research in the areas of sensing and materials. Most of the government funding in the part of our Technology Development segment outside of SCC is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues, however, decreased from $25.2 million in 2009 to $22.4 million in 2010 and remained unchanged at $22.4 million in 2011. The decline in revenues from 2009 to 2010 corresponded with a drop in the rate at which we received new research contract awards contemporaneously with our Chapter 11 reorganization in 2009 and early 2010. Within our Technology Development segment, some groups appear to be continuing to experience program win rates below their historical averages, while other groups, most notably our optical systems group, have experienced significant growth in new programs, creating an offsetting effect when considering total revenues for this segment.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $20.4 million at December 31, 2011, compared to $26.3 million at December 31, 2010.

Revenues from product sales currently represent a smaller portion of our total revenues, and, historically, we have derived most of these revenues from the sales of our sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales and product development to be primarily in areas associated with our fiber optic instrumentation, test and measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

We incurred net losses attributable to common stockholders of approximately $20.4 million, $3.0 million and $1.5 million for the years ended December 31, 2009, 2010 and 2011, respectively. The significant net loss for 2009 was primarily attributable to the costs incurred with respect to our litigation with Hansen Medical, Inc., or Hansen, and subsequent Chapter 11 reorganization, as discussed below. We settled our litigation and emerged from bankruptcy in January 2010 and, accordingly, we did not incur significant reorganization or related litigation costs in 2010 or 2011.

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

Economic conditions have experienced a significant prolonged downturn and remain uncertain. This slowing of the economy has reduced the financial capacities of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for 2012 remains uncertain.

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

In December 2009, we entered into a settlement agreement with Hansen which reduced our liability with respect to our outstanding litigation to $9.7 million. As part of the settlement, in January 2010 we issued to Hansen a $5.0 million secured promissory note, referred to in this report as the Hansen Note, approximately 1.3 million shares of our common stock and a warrant entitling Hansen to purchase, until January 12, 2013, a number of shares of our common stock as necessary for Hansen to maintain a 9.9% ownership interest in our common stock, at an exercise price of $0.01 per share, referred to in this report as the Hansen Warrant. We also entered into several related agreements described in this report. We repaid the Hansen Note in May 2011, as described further below.

The Hansen litigation, including settlement efforts, resulted in significant legal expenses and related costs that are included in operating expenses for the year ended December 31, 2009. The Chapter 11 reorganization also resulted in significant legal expenses and related costs that are included in reorganization expenses for the year ended December 31, 2009. While we incurred certain expenses for both our Chapter 11 reorganization and the Hansen litigation during the year ended December 31, 2010, these amounts were not material and we incurred no such costs during the year ended December 31, 2011.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our technology development revenues represented approximately 65% and 63% of our total revenues for the years ended December 31, 2010 and 2011, respectively.

Our product and license revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 35% and 37% of our total revenues for the years ended December 31, 2010 and 2011, respectively.

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

Interest Income/Expense

In February 2010, we entered into a new line of credit facility with Silicon Valley Bank, or SVB, with a borrowing capacity of $5.0 million. As of December 31, 2010, we had borrowed $2.5 million under the line of credit. In May 2011, we entered into a loan modification agreement with SVB under which we repaid the outstanding balance under the prior line of credit and obtained a term loan in the amount of $6.0 million, along with a new $1.0 million line of credit. At December 31, 2011, we had $5.3 million outstanding on the term loan and no amounts outstanding on the line of credit.

During 2010 and 2011, interest expense included interest accrued on our outstanding bank credit facilities, interest incurred with respect to the Hansen Note until it was paid in full in May 2011, and interest incurred with respect to our capital lease obligations.

Interest income includes amounts earned on our cash deposits with financial institutions.

Critical Accounting Policies and Estimates

Technology Development Revenues

We perform research and development for U.S. Federal government agencies, educational institutions and commercial organizations. We recognize revenue under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered reasonably assured and can be reasonably estimated. Revenue is earned under cost reimbursable, time and materials and fixed price contracts. Direct contract costs are expensed as incurred.

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

Our contracts with agencies of the U.S. government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectability of the contract price, we consider our previous experience with our customers, communication with our customers regarding funding status and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is reasonably assured.

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

Whether certain costs under government contracts are allowable is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not likely have a significant impact on revenues recognized for those contracts.

Products and Licensing Revenues

We recognize revenue relating to our product sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability of the resulting receivable is reasonably assured. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single unit of accounting and recognize revenue accordingly. We evaluate product sales that are a part of multiple-element revenue arrangements to determine whether separate units of accounting exist, and we follow appropriate revenue recognition policies for each separate unit. For multi-element arrangements we allocate revenue to all significant deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value or VSOE, (ii) third-party evidence of selling price or TPE, and (iii) best estimate of the selling price, or ESP. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. Our product sales often include bundled products, options and services and therefore VSOE is not readily determinable. In addition, we believe that because of unique features of our products, TPE also is not available. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

Our process for determining ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered in developing the ESPs include prices charged by us for similar offerings, our historical pricing practices, the nature of the deliverables, and the relative ESP of all of the deliverables as compared to the total selling price of the product. We may also consider, when appropriate, the impact of other products and services, on selling price assumptions when developing and reviewing our ESPs.

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

	Year ended December 31,
	2009	2010	2011
Revenues:
Technology development revenues	72.9%	64.9%	62.9%
Product and licensing revenues	27.1	35.1	37.1

Total revenues	100.0	100.0	100.0
Cost of Revenues:
Technology development costs	49.3	45.8	44.3
Product and licensing costs	13.8	16.8	18.5

Total cost of revenues	63.1	62.5	62.8

Gross Profit	36.9	37.5	37.2
Operating Expense	87.4	43.4	40.7

Operating Loss	(50.5)	(5.9)	(3.5)
Total Other Income (Expense), net	(1.5)	(1.1)	(0.4)

Loss before reorganization items and income tax	(52.0)	(7.0)	(3.9)
Reorganization Costs	5.5	0.5	—
Loss Before Income Taxes	(57.4)	(7.6)	(3.9)
Net Loss	(59.1)	(7.6)	(3.9)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

	2011	2010	$ Difference	% Difference
Technology development revenues	$22,417,902	$22,404,931	$12,971	0.1%
Products and licensing revenues	13,195,822	12,133,463	1,062,359	8.8%

Total revenues	$35,613,724	$34,538,394	$1,075,330	3.1%

Our Technology Development segment revenue was unchanged at $22.4 million in each of the years ended December 31, 2011 and 2010. Within this segment SCC’s revenues for 2011 were $6.8 million compared to $8.0 million for 2010, a decrease of $1.2 million. Revenues for SCC are typically driven by a single significant government contract. During 2011 SCC’s primary contract reached its scheduled end date. SCC received a follow-on contract in 2011, with a lower overall contract value than the preceding contract, with the reduction in contract value largely driven by lower pass-through type costs. Within our Technology Development segment, revenues in our materials groups were $7.1 million for 2011 as compared to $7.9 for 2010. The decrease of $0.8 million was due primarily to lower contract awards within our Nanotechnology group. These decreases were partially offset by an increase in revenues in our sensing groups, which generated $6.4 million in revenue for 2011 and $5.0 million for 2010. This increase of $1.4 million was due to an increase in phase II awards in our optical sensing groups.

Our Products and Licensing segment revenue increased from $12.1 million to $13.2 million, an increase of 8.8%, for 2011 as compared to 2010. Within our Products and Licensing segment, product sales revenue increased by 5.6% to $9.4 million during the year ended December 31, 2011 as compared to $8.9 million for

2010. Product sales increased primarily due to higher sales of our OVA and OBR products, principally in the first two quarters of the year. Our product development revenue also increased to $3.6 million for the year ended December 31, 2011 as compared to $3.2 million for 2010, an increase of $0.4 million. This increase was due to the increased level of work performed under the Hansen supply and development agreement. There can be no assurances, however, that this increased level of work performed under this agreement will continue through 2012.

Cost of Revenues

	2011	2010	$ Difference	% Difference
Technology development costs	$15,793,279	$15,808,108	$(14,829)	(0.1%)
Products and licensing costs	6,589,943	5,786,567	803,376	13.9%

Total costs of revenues	$22,383,222	$21,594,675	$788,547	3.7%

Our Technology Development segment costs were substantially unchanged at $15.8 million for each of the years ended December 31, 2011 and 2010. Within the Technology Development segment, SCC’s cost of revenues decreased from $5.4 million for 2010 to $4.3 million for 2011, a decrease of $1.1 million, due primarily to a decrease in costs, primarily for subcontracts required to support the group’s new contract awarded in 2011 compared to its previous primary government contract. Our materials groups also saw a decline in their cost of revenues from $5.8 million for 2010 to $5.5 million for 2011, a decline of $0.3 million, due to a decrease in direct labor and subcontracts in our nanotechnology area. Cost of revenues in our sensing groups increased from $3.6 million for 2010 to $4.6 million for 2011, an increase of $1.0 million, with all areas of direct costs in our sensing groups showing increases, commensurate with their increases in revenue.

Our Products and Licensing segment costs increased from $5.8 million for 2010 to $6.6 million for 2011, an increase of 13.9%. Within our Products and Licensing segment, product sales costs for 2011 increased to $3.3 million from $3.2 million for 2010. This increase of $0.1 million of costs related to component costs for our increased OBR and OVA product sales. Contract development costs of revenues were $3.3 million for 2011, as compared to $2.5 million for 2010, an increase of $0.8 million. This increase in costs was primarily associated primarily with an increase in resources assigned to work performed on the Hansen supply and development agreement.

Operating Expense

	2011	2010	$ Difference	% Difference
Selling general and administrative expense	$11,788,866	$13,297,705	$(1,508,839)	(11.3%)
Research, development, and engineering expense	2,674,730	1,694,643	980,087	57.8%

Total operating expense	$14,463,596	$14,992,348	$(528,752)	(3.5%)

Selling, general and administrative expenses decreased by $1.5 million, or 11.3%, to $11.8 million for 2011, as compared to $13.3 million for 2010. Stock-based compensation expense decreased by $1.3 million as some stock options ceased vesting, resulting in no additional expense recognition during 2011. We account for options granted at fair value on the date of grant and then recognize the compensation expense over the applicable vesting period of the option.

Research, development, and engineering expenses increased $1.0 million, or 57.8%, from $1.7 million for 2010 to $2.7 million for 2011. This can be partially attributed to a higher amount of internal research and development expenses for SCC of $0.4 million, principally during the period between the end of SCC’s prior large government contract and the commencement of its new follow-on contract during 2011. Research, development and engineering expenses also increased in 2011 compared to 2010 due to additional product development expenses incurred in our Products and Licensing segment of $0.4 million, primarily due to increased labor expenses in enhancement and support of our Luna Technologies brand of products.

Interest and Other Income (Expense)

Our net interest expense was approximately $377,000 for the year ended December 31, 2011 compared to approximately $474,000 for the year ended December 31, 2010. During 2010 we incurred interest with respect to the Hansen note and our $2.5 million outstanding balance under our line of credit with SVB. During the year ended December 31, 2011 we maintained the $2.5 million balance on our line of credit until May at which time we refinanced both the line of credit and the remaining balance under the Hansen Note with a $6.0 million term loan also provided by SVB. Interest expense incurred in 2011 included approximately $267,000 associated with our SVB debt facility and approximately $97,000 associated with the Hansen Note. Interest expense in 2010 included approximately $120,000 associated with our SVB facility and $365,000 associated with the Hansen Note.

Other income was approximately $77,000 for the year ended December 31, 2010 and $228,000 for the year ended December 31, 2011. During the year ended December 31, 2011, we received approximately $154,000 for reimbursement of costs incurred by us in anticipation of a new development agreement. We also recognized approximately $58,000 in Other Income from the discount we received on the final payoff of the Hansen Note in 2011.

Income Tax Expense

During 2011 we paid alternative minimum income taxes in the amount of $10,307.

Preferred Stock Dividend

In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carries an annual cumulative dividend of 6%, or approximately $0.2815 per share. During 2011 and 2010, we accrued approximately $127,000 and $361,000, respectively, for the dividends payable to Carilion. The dividends are not payable in cash, but rather in shares of our Common Stock, until a liquidation event occurs. During 2011 and 2010, 79,292 and 76,649 shares of common stock, respectively, for a cumulative total of 155,941 shares of common stock, became issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

	2010	2009	$ Difference	% Difference
Technology development revenues	$22,404,931	$25,198,038	$(2,793,107)	(11.1%)
Products and licensing revenues	12,133,463	9,373,849	2,759,614	29.4%

Total revenues	$34,538,394	$34,571,887	$(33,493)	(0.1%)

Total revenues for 2010 were $34.5 million, representing a decrease of $33,000, or 0.1%, from total revenues of $34.6 million for 2009.

Our Technology Development segment revenue decreased by $2.8 million, or 11%, from $25.2 million for 2009 to $22.4 million for 2010. Our activities in this segment were adversely affected by our Chapter 11 reorganization, which resulted in the loss of some awards for development contracts and significant delays in the receipt of other contract awards and the potential revenue from those awards. We also experienced a drop in the rate at which we received new research contract awards contemporaneously with our Chapter 11 reorganization in 2009 and early 2010.

Our Products and Licensing segment revenues for 2010 and 2009 were $12.1 million and $9.4 million, respectively, representing an increase of $2.8 million, or 29.4%. Product sales revenue increased by 50% to $8.9 million during 2010 from $5.9 million for 2009, while revenues in this segment relating to product development activities decreased slightly to $3.2 million for 2010 from $3.3 million during 2009. During both years, product development activities included work under our arrangements with Intuitive and Hansen, as well as arrangements with a number of governmental entities.

Cost of Revenues

	2010	2009	$ Difference	% Difference
Technology development costs	$15,808,108	$17,031,768	$(1,223,660)	(7.2%)
Products and licensing costs	5,786,567	4,783,586	1,002,981	21.0%

Total costs of revenues	$21,594,675	$21,815,354	$(220,679)	(1.0%)

Cost of revenues decreased 1% to $21.6 million for 2010 from $21.8 million for 2009. Cost of revenues for our Technology Development segment decreased $1.2 million, or 7%, to $15.8 million for 2010 from $17.0 million for 2009. This decrease primarily resulted from a decline in direct labor hours and other direct costs associated with a reduction or slowing in awards for new long-term development projects during our reorganization in the latter half of 2009.

Products and Licensing cost of revenues increased $1.0 million, or 21%, from $4.8 million to $5.8 million, largely attributable to a 50% increase in product sales during 2010 compared to 2009.

Operating Expense

	2010	2009	$ Difference	% Difference
Selling general and administrative expense	$13,297,705	$16,345,578	$(3,047,873)	(18.6%)
Research, development, and engineering expense	1,694,643	2,874,666	(1,180,023)	(41.0%)
Litigation settlement		9,669,728	(9,669,728)	(100.0%)
Impairment of intangible assets		1,310,598	(1,310,598)	(100.0%)

Total operating expense	$14,992,348	$30,200,570	$(15,208,222)	(50.4%)

Operating expense decreased by 50% to $15.0 million for 2010 from $30.2 million for 2009. A large part of the decrease in operating expense was approximately $9.7 million incurred in 2009 with respect to the litigation settlement with Hansen, as well as $3.7 million in professional fees and other costs associated with that litigation, included in our selling, general and administrative expenses above, incurred during 2009, and the $1.3 million non-cash impairment charge associated with certain of our intangible assets. Professional fees and other litigation costs incurred during 2010 were approximately $122,000.

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

Our research, development, and engineering expense decreased from $2.9 million in 2009 to $1.7 million in 2010. The primary reason for this decrease was a $0.5 million decrease in expenses our nanomaterials group and the introduction of two new products in our products group, the OBR 4200 and OVA 5000, in early 2010 for which research, development and engineering expenses had been incurred in prior years.

Interest and Other Income (Expense)

Our net interest expense for 2010 was $474,000, down from $504,000 for 2009. During 2009, we incurred interest expense on our $5.0 million bank loan into July, as well as interest on the convertible promissory notes issued to Carilion. During 2010, the Carilion promissory notes were converted into stock, and we borrowed $2.5 million against our $5.0 million line of credit facility with SVB. We paid a fee of 0.5% per year, billed quarterly, for the unused portion of the line of credit.

During 2010, we earned $89,000 of grant revenue under a grant from the city of Danville, Virginia, which was recorded as other income, compared to $35,000 of other income from this grant during 2009.

Reorganization Costs

We filed for Chapter 11 reorganization on July 17, 2009. Expenses incurred for professional fees and other costs associated with our reorganization were $1.9 million for the year ended December 31, 2009. During the year ended December 31, 2010, we incurred approximately $174,000 of such costs, as our plan of reorganization was approved in January 2010.

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

Liquidity and Capital Resources

At December 31, 2011, our total cash and cash equivalents were approximately $8.9 million. On May 18, 2011, we entered into an agreement with SVB under which SVB made a term loan to us in the amount of $6.0 million. The term loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and, unless earlier terminated, matures on the earlier of either May 1, 2015 or an event of a default under the underlying loan and security agreement. The term loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%.

We may prepay amounts due under the term loan for a fee equal to (i) $120,000, if such prepayment is made on or before May 18, 2012; (ii) $60,000, if such prepayment is made after May 18, 2012, but on or before May 18, 2013; or (iii) zero, if such prepayment is made after May 18, 2013.

In addition to the terms and conditions of the term loan, we have a revolving credit facility with SVB with a maximum borrowing capacity of $1.0 million and a maturity date of May 18, 2012.

The annual interest rate on the revolving facility is equal to SVB’s prime rate plus 1.25%, payable monthly in arrears, with an unused line of credit fee one-quarter of one percent (0.25%), payable monthly. We may terminate the line of credit for a termination fee of $10,000, which fee would not be payable in the event that the line of credit is replaced by another loan facility with SVB.

Amounts due under the term loan and the revolving line of credit, which we refer to together as the Credit Facilities, are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.

The Credit Facilities require us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. As of December 31, 2011, we were in compliance with all covenants.

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

The balance under the term loan at December 31, 2011 was $5,250,000, of which $3,625,000 was classified as long-term and $1,625,000 was classified as short-term. No amounts were outstanding under the line of credit at December 31, 2011.

We believe that our current cash balance, our cash flow from operations, and the funds available to us under the Credit Facilities with SVB, provide adequate liquidity for us to meet our working capital needs during the remainder of 2012.

Discussion of Cash Flows

	Twelve months ended
	2011	2010	2009
Net cash (used in)/provided by operating activities	$2,990,389	$(87,282)	$(4,635,490)
Net cash used in investing activities	(675,517)	(450,682)	(695,986)
Net cash (used in)/provided by financing activities	(592,325)	2,525,742	(4,958,682)

	$1,722,547	$1,987,778	$(10,290,158)

During 2011, operations provided $3.0 million of net cash, as compared to 2010 in which operations used $87,000 of net cash and 2009 in which operations used $4.6 million in net cash. In 2011, our net loss of $1.4 million was offset by $3.6 million in non-cash expenses and $0.8 million of net cash inflows from changes in operating assets and liabilities.

In 2010, our operating cash outflow was the result of our net loss of $2.6 million, which was offset by $4.8 million of non-cash expenses, while net changes in operating assets and liabilities during the year resulted in a net cash outflow of $2.3 million. Included in these working capital changes was our $9.7 million settlement with Hansen, which was accrued as an expense during 2009 but paid in 2010.

During 2009, our operating cash flow was the result of our $20.4 million net loss, offset by the $9.7 million accrued Hansen settlement and $7.9 million of other non-cash expenses, including reorganization costs and intangible asset impairment charges, and a $1.8 million net cash outflow from changes in operating assets and liabilities.

Cash used in investing activities relates to the purchase of property and equipment as well as capitalized costs associated with securing intellectual property rights. During 2009, we also made a small acquisition of intellectual property assets from a third party. Our overall cash used in investing activities was $0.7 million in 2011 compared to $0.5 million in 2010 and $0.7 million in 2009.

Cash used in financing activities for the year ended December 31, 2011 was $0.6 million compared to cash flows provided by financing activities of $2.5 million in 2010 and cash used in financing activities of $4.9 million in 2009.

During 2011, we received $6.0 million in term loan proceeds from SVB, which we used to repay the then outstanding balance on our revolving line of credit with SVB of $2.5 million and the then outstanding balance on our Hansen Note of approximately $3.0 million. We also made additional payments on those loans during 2011 prior to their repayment in full as well as approximately $42,000 in principal on capitalized lease obligations. Also during 2011 we received approximately $317,000 from the exercise of options and warrants.

During 2010, we borrowed $2.5 million from our line of credit with SVB, repaid $834,000 of indebtedness to Hansen, received $865,000 in proceeds from the exercise of options and warrants and paid $5,000 on our capital leases.

During 2009, we received $51,000 from the exercise of options and warrants and made $10,000 in payments on capital leases. Also in 2009 we paid off a promissory note to Carilion in the amount of $5.0 million.

Summary of Contractual Obligations

The following table sets forth information concerning our known contractual obligations as of December 31, 2011 that are fixed and determinable.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$5,250,000	$1,625,000	$3,000,000	$625,000	$—
Operating facility leases (2)	4,139,622	1,288,862	2,187,546	663,214	—
Other leases (3)	233,957	50,949	111,518	71,490	—
Purchase order obligation (4)	1,230,765	1,230,765	—	—	—
City of Danville grant (5)	64,779	21,633	43,146	—	—
Other liabilities (6)	3,080,000	342,000	875,000	454,000	1,409,000

Total	$13,999,123	$4,559,209	$6,217,210	$1,813,704	$1,409,000

(1)	Amounts due under our debt obligations to SVB are payable in monthly installments through May 2015.
(2)

We lease our facilities in Blacksburg, Charlottesville and Roanoke, Virginia under operating leases that expire between September 2012 and December 2015. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

(3)	In February 2011 we executed a $274,000 lease for equipment for our offices in Roanoke, Blacksburg and Charlottesville, Virginia. The lease expires in February of 2016.
(4)

In August 2010, our Luna Technologies subsidiary executed a non-cancelable $1.8 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in October 2010. In September 2011 we executed a non-cancelable $1.2 million purchase order for multiple shipments of tunable lasers to be delivered over a 12 month period subsequent to the completion in February of 2012 of the purchase order executed in August 2010.

(5)

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

(6)	Other liabilities include remaining amounts payable for minimum royalty payments for certain licensed technologies payable over the remaining patent terms of the underlying technology.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to interest rate fluctuations as a result of our SVB debt facility having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which was in effect during both 2010 and 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $5.3 million outstanding under the term loan as of December 31, 2011, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $44,000.

Foreign Currency Exchange Rate Risk

As of December 31, 2011, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Luna Innovations Incorporated

We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luna Innovations Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when consolidated in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

McLean, Virginia

March 29, 2012

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$7,216,580	$8,939,127
Accounts receivable, net	7,669,625	5,958,086
Inventory, net	3,106,600	3,330,773
Prepaid expenses	665,210	1,071,438
Other current assets	45,348	35,717

Total current assets	18,703,363	19,335,141
Property and equipment, net	3,204,670	2,816,674
Intangible assets, net	664,418	539,563
Other assets	303,210	228,043

Total assets	$22,875,661	$22,919,421

Liabilities and stockholders’ equity
Current Liabilities;
Current portion of long term debt obligation	1,195,784	1,625,000
Current portion of capital lease obligation	2,194	50,949
Line of credit	2,500,000	—
Accounts payable	2,008,183	1,656,602
Accrued liabilities	3,549,604	3,612,193
Deferred credits	1,392,602	1,462,603

Total current liabilities;	10,648,367	8,407,347
Long-term debt obligation	2,611,609	3,625,000
Long-term capital lease obligation	—	183,008
Total liabilities	13,259,976	12,215,355
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at December 31, 2010 and 2011, respectively	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 13,449,345 and 13,812,490 shares issued and outstanding at December 31, 2010 and 2011, respectively	13,526	13,969
Additional paid-in capital	56,681,756	59,289,516
Accumulated deficit	(47,080,919)	(48,600,741)

Total stockholders’ equity	9,615,685	10,704,066
Total liabilities and stockholders’ equity	22,875,661	22,919,421

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2010	2011
Revenues:
Technology development revenues	$25,198,038	$22,404,931	$22,417,902
Product and license revenues	9,373,849	12,133,463	13,195,822

Total revenues	34,571,887	34,538,394	35,613,724
Cost of revenues:
Technology development costs	17,031,768	15,808,108	15,793,279
Product and license costs	4,783,586	5,786,567	6,589,943

Total cost of revenues	21,815,354	21,594,675	22,383,222

Gross profit	12,756,533	12,943,719	13,230,502
Operating expense:
Selling, general & administrative	16,345,578	13,297,705	11,788,866
Research, development, and engineering	2,874,666	1,694,643	2,674,730
Litigation settlement	9,669,728	—	—
Impairment of intangible assets	1,310,598	—	—

Total operating expense	30,200,570	14,992,348	14,463,596

Operating loss	(17,444,037)	(2,048,629)	(1,233,094)

Other income (expense):
Other income, net	735	77,299	227,565
Interest (expense), net	(503,699)	(474,408)	(376,524)

Total other income (expense)	(502,964)	(397,109)	(148,959)

Loss before reorganization costs and income tax expense	(17,947,001)	(2,445,738)	(1,382,053)
Reorganization costs	1,897,580	174,292	—
Loss before income tax expense	(19,844,581)	(2,620,030)	(1,382,053)
Income tax expense	600,000	—	10,307

Net loss	$(20,444,581)	$(2,620,030)	$(1,392,360)
Preferred stock dividend	—	360,631	127,462
Net loss attributable to common stockholders	$(20,444,581)	$(2,980,661)	$(1,519,822)

Net loss per share:
Basic	$(1.82)	$(0.23)	$(0.11)

Diluted	$(1.82)	$(0.23)	$(0.11)

Weighted average shares:
Basic and diluted	11,232,716	13,009,326	13,647,555

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$
Balance—January 1, 2009	—	—	11,137,882	$11,138	$37,960,928	$(23,655,677)	$14,316,389
Stock-based payments	—	—	69,220	69	3,216,711	—	3,216,780
Exercise of options and warrants	—	—	144,865	145	51,059	—	51,204
Net loss	—	—	—	—	—	(20,444,581)	(20,444,581)

Balance—December 31, 2009	—	—	11,351,967	11,352	41,228,698	(44,100,258)	(2,860,208)
Issuance of Preferred Stock, in exchange of Carilion notes	1,321,514	$1,322	—	—	4,835,420	—	4,836,742
Issuance of Common Stock, Hansen Settlement	—	—	1,247,330	1,247	4,563,981	—	4,565,228
Stock-based payments	—	—	11,522	12	3,472,318	—	3,472,330
Issuance of Warrants, other	—	—	—	—	1,264,946	—	1,264,946
Issuance of Common Stock, Other (1)	—	—	25,000	25	91,475	—	91,500
Exercise of options and warrants	—	—	813,526	814	864,363	—	865,177
Stock dividends (2)	—	—	—	76	360,555	(360,631)	—
Net loss	—	—	—	—	—	(2,620,030)	(2,620,030)

Balance—December 31, 2010	1,321,514	1,322	13,449,345	13,526	56,681,756	(47,080,919)	9,615,685
Exercise of stock options and warrants	—	—	249,388	249	219,327	—	219,576
Stock-based payments	—	—	51,648	52	2,163,238	—	2,163,290
Stock dividends (2)	—	—	—	80	127,382	(127,462)	—
Issuance of Common Stock, Other (3)	—	—	62,109	62	97,813	—	97,875
Net loss from operations	—	—	—	—	—	(1,392,360)	(1,392,360)

Balance—December 31, 2011	1,321,514	$1,322	13,812,490	$13,969	$59,289,516	$(48,600,741)	$10,704,066

(1)	In January 2010 we settled a complaint filed by a former employee in exchange for the payment of $13,000 in cash and the issuance of 25,000 shares of our common stock. The settlement was included as an accrued liability on our December 31, 2009 consolidated balance sheet.
(2)	The stock dividends payable in connection with the Series A Convertible Preferred Stock are issuable upon the request of Carilion.
(3)	Fees paid to our board of directors by issuance of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2010	2011
Cash flows (used in)/provided by operating activities:
Net loss	$(20,444,581)	$(2,620,030)	$(1,392,360)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,853,188	1,331,809	1,462,511
Stock-based compensation	3,216,780	3,472,330	2,163,290
Deferred tax expense	600000	—	—
Bad debt expense	135,162	—	—
Reorganization costs	826,234	—	—
Impairment of intangible assets	1,310,598	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,332)	(466,422)	1,711,539
Inventory	(61,373)	(261,972)	(224,173)
Refundable income taxes	98,092	—	—
Other assets	(1,264,865)	669,759	(321,430)
Accounts payable and accrued expenses	259,145	7,091,386	(288,989)
Accrued litigation settlement	9,669,728	(9,669,728)	—
Deferred credits	(827,266)	365,586	(119,999)

Net cash (used in)/provided by operating activities	(4,635,490)	(87,282)	2,990,389

Cash flows used in investing activities:
Acquisition of property and equipment	(53,111)	(85,149)	(327,704)
Intangible property costs	(642,875)	(365,533)	(347,813)

Net cash used in investing activities	(695,986)	(450,682)	(675,517)

Cash flows from financing activities:
Proceeds from debt obligations	—	2,500,000	6,000,000
Payments on debt obligations	(5,000,000)	(834,119)	(6,867,393)
Payments on capital lease obligation	(9,886)	(5,316)	(42,383)
Proceeds from the exercise of options and warrants	51,204	865,177	317,451

Net cash provided by (used in) financing activities	(4,958,682)	2,525,742	(592,325)

Net change in cash	(10,290,158)	1,987,778	1,722,547
Cash and cash equivalents—beginning of period	15,518,960	5,228,802	7,216,580

Cash and cash equivalents—end of period	$5,228,802	$7,216,580	$8,939,127

Supplemental disclosure of cash flow information
Cash paid for interest	$177,973	$397,020	$239,521
Cash received from income tax refunds	$107,581	$—	$—
Common stock issued in litigation settlement (1,247,330 shares)	$—	$4,565,228	$—
Installment note issued in litigation settlement	$—	$5,000,000	$—
Preferred stock issued in exchange of notes (1,321,514 shares)	$—	$4,836,742	$—
Warrants issued in exchange of notes payable (356,000 warrants)	$—	$1,261,879	$—
Common stock issued in settlement of other claims (25,000 shares)	$—	$91,500	$—
Dividend on preferred stock, 76,649 and 79,292 shares of common stock issuable at 12/31/2010 and 2011, respectively	$—	$360,631	$127,462
Reduction to principal of Hansen Note in exchange for development services	$—	$358,488	$—
Property and equipment financed by capital leases	$—	$—	$274,145
Cash paid for income taxes	$—	$—	$10,307

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Luna Innovations Incorporated (“We” or “the Company”), headquartered in Roanoke, Virginia was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003.

We research, develop and commercialize innovative technologies in three primary areas of focus: fiber optic shape sensing technology for robotic and minimally invasive surgical systems, fiber optic sensing systems and standard test methods for composite materials, and ensuring the integrity of integrated circuits used in defense systems. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise to perform applied research services on government-funded projects across a range of technologies and also for corporate customers in the fiber optic sensing area. We are organized into two business segments: our Technology Development segment and our Products and Licensing segment. Our Technology Development segment performs applied research on government-funded projects and includes our secure computing and communications group, or SCC. Most of the government funding in our Technology Development segment other than SCC is derived from the U.S. Government’s Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our Products and Licensing segment focuses on fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area to corporate and government customers. The Products and Licensing segment also includes healthcare products.

We have a history of net losses and, and prior to 2011, negative cash flow from operations. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital markets transactions.

Since the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets is expected to be extremely limited. Economic and market conditions may not improve significantly during 2012 and could get worse.

Although there can be no guarantees, we believe that our current cash balance, our cash flow from operations, and the funds available to us under the Credit Facility described in Note 3 below, provide adequate liquidity for us to meet our working capital needs through 2012.

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

Upon our emergence from bankruptcy and in connection with our litigation settlement, we issued approximately 1.2 million shares of common stock to Hansen Medical, Inc., or Hansen, as described below. Other outstanding shares of common stock were not directly affected by our plan of reorganization. Because the shareholders immediately prior to our emergence from bankruptcy continued to own more than 50% of the total outstanding common stock immediately following our emergence from bankruptcy, we did not adopt the fresh-start reporting principles of Accounting Standards Codification (“ASC”) 852-10-45, Financial Reporting during Reorganization.

Settlement of Hansen Litigation

In June 2007, Hansen, a company for which we had conducted certain research and performed certain services, filed a lawsuit against us for using allegedly misappropriated trade secrets from Hansen in connection with our work with Intuitive Surgical, Inc., or Intuitive, or otherwise. On April 21, 2009, a jury found in favor of Hansen and awarded a verdict for $36.3 million against us. As a result of this jury verdict, we filed for Chapter 11 reorganization in July 2009, as described above under “Emergence from Chapter 11 Reorganization.”

On December 11, 2009, we and our wholly owned subsidiary Luna Technologies, Inc. entered into a settlement agreement with Hansen to settle all claims arising out of the litigation. As a result of the settlement, our accrual of $36.3 million recorded during the quarter ended March 31, 2009 was adjusted to $9.7 million at December 31, 2009.

Preferred Stock Issued to Carilion Clinic

In January 2010, we entered into a transaction with Carilion Clinic (“Carilion”), in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes in the principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for (i) 1,321,514 shares of our newly designated Series A Convertible Preferred Stock and (ii) an additional warrant to purchase 356,000 shares of our common stock at an exercise price of $2.50 per share. This warrant is exercisable beginning February 1, 2013, and continuing until December 31, 2020. We also agreed to reduce the exercise price of Carilion’s prior common stock warrant from $7.98 to $2.50 per share and to extend its expiration date to December 31, 2020. The Series A Convertible Preferred Stock carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2010 and 2011, 76,649 and 79,292, respectively, for a cumulative total of 155,941 shares of common stock were issuable to Carilion, on their demand, as dividends and have been recorded in the statement of stockholders’ equity. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.

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

Technology Development Revenues

We perform research and development for U.S. government agencies, educational institutions and commercial organizations. We recognize revenues under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is considered reasonably assured. Revenue is earned under cost reimbursable, time and materials and fixed price contracts. Direct contract costs are expensed as incurred.

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

Intellectual Property License Revenues

Amounts received from third parties for licenses to our intellectual property are recognized when earned under the terms of the agreements. Revenues are recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenues are recognized over the period of the obligation. If there are extended payment terms, license fee revenues are recognized as these payments become due and collection is reasonably assured. We consider all arrangements with payment terms extending beyond 12 months not to be fixed and determinable.

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

Product Sales Revenues

Revenues from product sales are generated by the sale of commercial products and services under various sales programs to the end user and through distribution channels. We sell fiber optic sensing systems to end users for use in numerous fiber optic based measurement applications. Revenues are recorded net of applicable sales taxes collected from customers and payable to state or local governmental entities.

We recognize revenue relating to our products when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability of the resulting receivable is reasonably assured.

For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value or VSOE, (ii) third-party evidence of selling price or TPE, and (iii) best estimate of the selling price or ESP. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Allowance for Uncollectible Receivables

Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bear on the ultimate collection of such amounts. The allowance was unchanged at approximately $22,000 at December 31, 2010 and 2011, respectively.

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

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of the promissory notes approximate fair value as the interest rate is comparable to the interest rate on our credit facility with Silicon Valley Bank, which we consider to be at market.

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

Research, Development and Engineering

Research, development and engineering expenses not related to contract performance are expensed as incurred. We expensed $2.9 million, $1.7 million and $2.7 million of non-contract related research, development and engineering expenses for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Inventory

Inventory consists of finished goods and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at December 31, 2010 and 2011 were $83,820 and $172,902, respectively.

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

The effect of 4.6 million, 6.5 million and 2.5 million common stock equivalents (which include outstanding warrants and stock options) are not included for the years ended December 31, 2009, 2010 and 2011 respectively, as they are antidilutive to earnings per share. In addition, the conversion of the $5.0 million in convertible promissory notes outstanding at December 31, 2008 and 2009 would have been antidilutive.

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

The Company recognizes expense for equity instruments issued to non-employees based upon the fair value of the equity instruments issued.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	2009	2010	2011
Risk-free interest rate range	2.80% – 3.17%	2.09% – 3.22%	1.48% – 2.81%
Expected life of option-years	7.5	7.5	7.5
Expected stock price volatility	83% – 117%	117%	111%
Expected dividend yield	—	—	—

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

Income Taxes

We account for income taxes using the liability method. Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. A valuation allowance against net deferred tax assets is provided unless we conclude it is more likely than not that the deferred tax assets will be realized.

We recognize tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities.

Recent Accounting Pronouncements

May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The ASU attempts to clarify the FASB’s intent about the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU’s amendments will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and are effective for the first interim or annual period beginning on or after December 15, 2011. Our adoption of this ASU, effective January 1, 2012, is presentation and disclosure related and therefore will not have an effect on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment was issued. ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles – Goodwill and Other. Under ASU 2011-08 companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for periods ending after December 15, 2011; however, early adoption is permitted for periods ending after September 15, 2011. We do not anticipate the adoption to have a material impact on our consolidated financial statements.

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

Components of inventory are as follows:

	December 31, 2010	December 31, 2011
Finished goods	$476,375	$531,418
Work-in-process	222,623	210,459
Parts	2,468,958	2,739,335

	3,167,956	3,481,212
Less: Inventory reserves	61,356	150,439

Total inventory, net	$3,106,600	$3,330,773

3.	Debt

Silicon Valley Bank Facility

On February 18, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank or SVB to provide us with a revolving credit facility that provided us with borrowing capacity of up to $5.0 million, subject to a percentage of our outstanding eligible accounts receivable, at a floating annual interest rate equal to the greater of (a) 6% or (b) SVB’s prime rate then in effect plus 2%. The credit facility was originally scheduled to mature on February 17, 2011, but it was amended to extend the maturity date until May 18, 2011 and to revise the calculation of eligible borrowing base and add certain financial covenants relating to our adjusted EBITDA.

On May 18, 2011, we entered into a Second Loan Modification Agreement with SVB. Under the Second Loan Modification Agreement, SVB made a term loan to us in the amount of $6.0 million (the “Term Loan”). The Term Loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and unless earlier terminated, matures on the earlier of either May 1, 2015 or an event of a default under the loan agreement. The Term Loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%.

We may prepay amounts due under the Term Loan for a fee equal to (i) $120,000, if such prepayment is made on or before May 18, 2012; (ii) $60,000, if such prepayment is made after May 18, 2012, but on or before May 18, 2013; or (iii) zero, if such prepayment is made after May 18, 2013.

In addition to the terms and conditions of the Term Loan, the Second Loan Modification Agreement reduced our maximum borrowing capacity under a separate revolving credit facility (the “Line of Credit” and together with the Term Loan, the “Credit Facilities”) from $5.0 million to $1.0 million and extended its maturity date until May 18, 2012.

As modified by the Second Loan Modification Agreement, the annual interest rate on the Line of Credit has been reduced to SVB’s prime rate plus 1.25%, payable monthly in arrears, and we are required to pay an unused Line of Credit fee of one-quarter of one percent (0.25%), payable monthly. We may terminate the Line of Credit for a termination fee of $10,000, which fee would not be payable in the event that the Line of Credit is replaced by another loan facility with SVB.

Amounts due under the Credit Facilities are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.

The Credit Facilities require us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. As of December 31, 2011, we were in compliance with all covenants.

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

The balance under the Term Loan at December 31, 2011 was $5,250,000, of which $3,625,000 was classified as long-term and $1,625,000 was classified as short-term. No amounts were outstanding under the Line of Credit at December 31, 2011.

Note Payable to Hansen (the “Hansen Note”)

In January 2010, we issued a promissory note to Hansen in the principal amount of $5.0 million, payable in 16 quarterly installments beginning in April 2010. The Hansen Note bore interest at a fixed rate of 8.5% and was secured by substantially all of our assets. The Hansen Note was subordinated to our primary bank credit facility. As part of our Second Loan Modification Agreement with SVB, we and Hansen entered into an Amendment to Secured Promissory Note and Payoff Letter (the “Payoff Letter”).

Under the terms of the Payoff Letter, we and Hansen agreed upon a final payoff in the amount of approximately $3.0 million as payment in full for all principal and accrued interest under the Hansen Note, which represented a $190,000 discount from the then outstanding balance, which discount will be amortized into income over the remaining life of the Company’s Development and Supply Agreement with Hansen. At December 31, 2011, there was approximately $132,000 remaining in deferred credits to be amortized. On May 23, 2011, we repaid the Hansen Note in full. Upon receipt of this final payment, all security interests in our assets held by Hansen as collateral for our obligations under the Hansen Note were terminated and released.

The following table presents a summary of debt outstanding as of December 31, 2010 and 2011:

	December 31,
	2010	2011
Silicon Valley Bank Term Loan	$—	$5,250,000
Silicon Valley Bank Line of Credit	2,500,000	—
Hansen Note	3,807,393	—

	$6,307,393	$5,250,000
Less: current portion	3,695,784	1,625,000

Total long-term debt	$2,611,609	$3,625,000

Maturities on long-term debt are as follows:

Year	Amount
2012	$1,625,000
2013	1,500,000
2014	1,500,000
2015	625,000

Total	$5,250,000

Costs associated with loans outstanding were as follows:

	Years Ended December 31,
	2009	2010	2011
Interest expense	$439,233	$480,469	$377,096
Amortization of transaction costs	78,248	—	10,491

Total interest expense	$517,481	$480,469	$387,587

4.	Accounts Receivable—Trade

Accounts receivable consist of the following:

	December 31,
	2010	2011
Billed	$5,516,642	$4,349,750
Unbilled	2,164,491	1,619,844
Other	10,864	10,864

	$7,691,997	$5,980,458

Less: allowance for doubtful accounts	(22,372)	(22,372)

	$7,669,625	$5,958,086

Unbilled receivables result from contract retainages and revenues that have been earned in advance of billing and can be invoiced at contractually defined intervals, milestones, or at completion of the contract.

Unbilled amounts are expected to be billed in future periods and are classified as current assets in accordance with industry practice.

5.	Property and Equipment

Property and equipment, net, consists of the following at:

	December 31,
	2010	2011
Building	$69,556	$69,556
Equipment	6,256,811	6,853,589
Furniture and fixtures	621,776	622,944
Software	1,179,267	1,181,156
Leasehold improvements	3,191,597	3,193,613

	11,319,007	11,920,858
Less—accumulated depreciation	(8,114,337)	(9,104,184)

	$3,204,670	$2,816,674

Depreciation for the years ended December 31, 2009, 2010 and 2011 was approximately $1.2 million, $1.1 million and $1.0 million, respectively.

6.	Intangible Assets

The following is a summary of intangible assets:

	December 31,
	2010	2011
Patent costs	$2,140,404	$2,034,573
Accumulated amortization	(1,475,986)	(1,495,010)

	$664,418	$539,563

Amortization for the years ended December 31, 2009, 2010 and 2011 was approximately $0.6 million, $0.3 million and $0.5 million, respectively. Estimated aggregate amortization for each of the next five years is as follows:

Year Ending December 31,
2012	$218,749
2013	179,047
2014	129,354
2015	10,738
2016	1,675

$539,563

7.	Income Taxes

Deferred tax assets and liabilities consist of the following components:

	2010		2011
	Current	Long-Term	Current	Long-Term
Bad debt and inventory reserve	$40,311		$74,126
Depreciation and amortization		$842,966		$915,560
Net operating loss carryforwards		11,886,534		11,748,302
Research and development credits		386,161		386,161
Accrued liabilities	885,608		605,513
Deferred compensation		65,861		85,837
Stock-based compensation		757,109		1,000,192
AMT credit		9,208		9,208

Total	925,919	13,947,839	679,639	14,145,260
Valuation allowance	(925,919)	(13,947,839)	(679,639)	(14,145,260)

Net deferred tax asset	$—	$—	$—	$—

The reconciliation of expected income tax benefit (expense) to actual income tax expense benefit (expense) was as follows:

	2009	2010	2011
Statutory federal rate	34.00%	34.00%	34.00%
State tax net of federal benefit	3.96%	3.96%	3.96%
Change in valuation allowance	(31.12%)	15.60%	2.79%
Incentive stock options	(4.85%)	(45.00%)	(35.85%)
Provision to return adjustments	(0.19%)	(1.48%)	(3.44%)
Other Permanent differences	(4.81%)	(7.08%)	(2.21%)

Income tax (expense)	(3.01%)	0.00%	(0.75%)

The income tax expense consists of the following for:

	2009	2010	2011
Current:
Federal	$—	$—	$10,307
State	—	—	—
Deferred Federal	600,000	—	—
Deferred State	—	—	—

Income tax expense	$600,000	$—	$10,307

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have net operating loss carryforwards at December 31, 2011 of approximately $30.9 million expiring at varying dates through 2025. We have research & development tax credit carryforwards at December 31, 2011 of approximately $0.4 million, which expire at varying dates through 2025.

We have not undertaken a formal section 382 study to determine the exact amount of net operating loss available to offset income. Our estimate of our available net operating losses that can be utilized in future years may change.

We are regularly examined by federal and various state tax authorities. The U.S. federal statute of limitations remains open for the year 2005 and onward. We currently have no federal income tax returns under examination. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. We currently have no state income or franchise tax returns under examination. We currently do not file tax returns in any foreign tax jurisdiction.

We currently have no positions for which we expect that the amount of unrecognized tax benefit will increase or decrease significantly within twelve months of the reporting date. We have no tax interest or penalties reported in either our statement of operations or statement of financial position for any year reported herein. Management believes it is not more likely than not that the deferred tax assets will be realized at December 31, 2010 or December 31, 2011, therefore a valuation allowance was established against all deferred tax assets.

8.	Stockholders’ Equity

Series A Convertible Preferred Stock

In January 2010, we entered into a transaction with Carilion Clinic, or Carilion, in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes in the principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for 1,321,514 shares of our newly designated Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is non-voting, carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2011, 155,941 shares of common stock were issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity. These dividends are issuable on demand. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.

Carilion Warrants

In May 2008, we issued 10,000 warrants for the purchase of our Common Stock at an exercise price of $7.98 per share to Carilion Clinic (“Carilion”), in exchange for Carilion agreeing to subordinate their convertible debt to the Silicon Valley Bank debt facility, and to extend the payment of their convertible debt from December 31, 2009 to December 31, 2012. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 3.81%, expected volatility of 63% and an expected life of 9.63 years, which equaled the contractual term. The aggregate fair value of the warrant was $58,194, and this amount was capitalized as a prepaid financing charge and was being amortized over the life of the debt. In connection with the conversion of the Carilion notes to Series A Convertible Preferred Stock in January 2010 described above, the strike price of these warrants was reduced to $2.50 per share, and an additional warrant to purchase 356,000 shares of our common stock at an exercise price of $2.50 per share was also issued to Carilion. We recorded a charge of $3,071 to other income and expense in 2010 for the difference between the fair value of the warrant immediately before modification and the fair value of the warrant immediately after modification.

Hansen Warrant

In January 2010, we issued 1,247,330 shares of common stock to Hansen, representing 9.9% of our common stock then outstanding. In addition, we issued to Hansen a warrant entitling Hansen to purchase, until January 12, 2013, a number of shares of our common stock as necessary for Hansen to maintain a 9.9% ownership interest in our common stock, at an exercise price of $0.01 per share. During 2010 and 2011, Hansen exercised warrants acquiring 68,832 and 41,538, respectively, shares of our common stock. Based upon our outstanding shares of common stock as of December 31, 2011, Hansen has the ability to exercise its warrant for an additional 10,806 shares. For the years ended December 31, 2010 and 2011, we recognized expense of $178,000 and $60,338, respectively, which is included in operating expenses associated with this warrant. We recognize expense based upon the fair market value of our stock at the date the shares are issuable to Hansen.

Stock Option Plans

In April 2003, we adopted the Luna Innovations Incorporated 2003 Stock Plan, or the 2003 Plan. Under the 2003 Plan, our Board of Directors was authorized to grant both incentive and non-statutory stock options to our employees, directors and consultants to purchase Class B shares of Common Stock. Options generally had a life of 10 years and exercise price equal to or greater than the fair market value of the Class B Common Stock as determined by the Board of Directors. On February 4, 2006, our Board of Directors increased the number of shares reserved under the 2003 Plan to 9,715,000. There were options outstanding under the 2003 Plan to purchase an aggregate of 1,346,238 shares as of December 31, 2011. Following the adoption of the 2006 Equity Incentive Plan in January 2006, no shares or options are available for future grant under the 2003 Plan, except to satisfy grants outstanding as of June 5, 2006.

In January 2006, we adopted our 2006 Equity Incentive Plan or the 2006 Plan. Under the 2006 Plan, our Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to our employees, directors, and consultants. Stock option awards generally have a life of 10 years and exercise prices equal to the closing price of our common stock on the date of the option grant. On January 1 of each year, the number of shares available for issuance increases by the lesser of (a) 10% of the outstanding shares of our common stock on the last day of the preceding fiscal year; (b) 1,695,690 shares; or (c) such other amount as our Board of Directors may determine. A total of 7,004,171 and 8,252,703 shares were available for future grant under the 2006 Plan as of December 31, 2010 and 2011, respectively.

Vesting for employees typically occurs over a five-year period.

Total non-cash stock option expense for the years ended December 31, 2009, 2010 and 2011 was $3.2 million, $3.4 million and $2.2 million, respectively.

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

The following table sets forth the activity of the options to purchase common stock under the 2003 Plan and the 2006 Plan:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at January 1, 2009	4,800,446	0.35–8.20	2.53	$2,853,667	2,967,610	$1.28	$2,665,403
Forfeited	(733,519)	0.35–8.20	5.45
Exercised	(144,717)	0.35	1.36
Granted	805,150	2.11–8.04	6.14
Balance at December 31, 2009	4,727,360	0.35–8.20	2.43	$3,545,705	2,987,955	$1.72	$2,734,841
Forfeited	(90,782)	0.35–6.00	4.45
Exercised	(744,938)	0.35–2.11	0.96
Granted	918,597	0.82–4.43	3.45
Exchanged in Tender Offer	(93,798)
Balance at December 31, 2010	4,716,439	0.35–7.08	2.35	$1,632,396	2,904,435	$2.20	$1,233,778
Forfeited	(514,883)	0.35–7.08	3.48
Exercised	(208,117)	0.35–1.77	0.72
Granted	647,600	1.18–2.17	1.83
Balance at December 31, 2011	4,641,039	$0.35–6.74	2.23	$1,509,270	3,206,994	$2.23	$1,258,740

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The prices represent the closing price of our Common Stock on the NASDAQ Global Market or NASDAQ Capital Market, as applicable, on the respective dates.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2009	$0.35–8.20	4,727,360	6.80	$2.43	2,987,955	$1.72
Year ended December 31, 2010	$0.35–7.08	4,716,439	7.05	$2.35	2,904,435	$2.20
Year ended December 31, 2011	$0.35–6.74	4,641,039	6.60	$2.23	3,206,994	$2.23

The following table sets forth information regarding the total intrinsic value of options exercised, and the total fair value of options vesting:

	Total intrinsic value of options exercised	Total fair value of options vested
Year ended December 31, 2009	145,119	2,550,070
Year ended December 31, 2010	1,049,489	1,648,292
Year ended December 31, 2011	216,576	1,435,186

For the years ended December 31, 2009, 2010 and 2011, the weighted average grant date fair value of options granted was $0.74, $1.85 and $1.62, respectively. We estimate the fair value of options at the grant date using the Black-Scholes model.

We recognized $2.2 million in share-based payment expense which is recorded in selling, general and administrative expenses on the Statement of Operations for the year ended December 31, 2011, and we will recognize $2.5 million over the remaining requisite service period. For all options granted through December 31, 2011, the weighted average remaining service period is 2.1 years.

9.	Commitments and Contingencies

Obligation under Operating Leases

We lease facilities in Blacksburg, Charlottesville and Roanoke, Virginia under operating leases that expire between September 2012 and December 2015. Certain of the leases are subject to fixed escalations and provide for possible termination prior to their expiration dates. We recognize rent expense on such leases on a straight-line basis over the lease term. Rent expense under these leases was approximately $1.2 million for each of the years ended December 31, 2009, 2010 and 2011 respectively.

We are obligated under operating leases covering certain equipment that expire at various dates during the next two years.

Minimum future rentals, as of December 31, 2011, under the aforementioned operating leases for each of the next five years are:

2012	1,288,862
2013	1,106,961
2014	1,080,585
2015	663,214
2016	—

$4,139,622

Governor’s Opportunity Fund

In March 2004, we received a $900,000 grant (the “Grant”) from the City of Danville, Virginia (the “City”) to be used for the expansion of economic and commercial growth within the City of Danville. Specifically, $450,000 of the grant was to be used to offset certain capital expenditures for leasehold improvements being made at our Danville facility. The remaining $450,000 was granted for the creation of new jobs upon satisfaction of the conditions described below.

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

During 2009 we earned an additional approximately $35,000 under the grant. In January 2010, we agreed to pay back approximately $108,000 of the grant in quarterly installments over the next five years, ending in November 2014. At December 31, 2011 the remaining balance payable by us to the City of Danville under the grant was approximately $65,000.

Purchase Commitment

In August 2010, we executed a non-cancelable $1.8 million purchase order for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in October 2010. At December 31, 2011, approximately $40,000 of this commitment remained. In September 2011 we executed a non-cancelable $1.2 million purchase order for multiple shipments of tunable lasers to be delivered over a 12-month period subsequent to the completion of the purchase order executed in August 2010, which is expected to be completed by the end of 2012.

Royalty Agreement

We have licensed certain third-party technologies from vendors for which we owe minimum royalties aggregating $3.1 million payable over the remaining patent terms of the underlying technology.

10.	Employee Profit Sharing Plan

We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to employees who have completed three months of service with us. We contribute 25% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.

We contributed approximately $300,000, $240,000 and $240,000 to the plan for the years ended December 31, 2009, 2010 and 2011 respectively.

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

During the years ended December 31, 2009, 2010 and 2011, approximately 76%, 65% and 64%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government.

At December 31, 2009, 2010 and 2011, receivables with respect to contracts with the U.S. government represented 71%, 63% and 40% of total billed trade receivables, respectively.

13.	Financial Information About Segments

Our operations are divided into two operating segments: Technology Development and Products and Licensing. The Technology Development segment provides applied research to customers in our areas of focus.

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

The Products and Licensing segment develops and sells products or licenses technologies based on commercially viable concepts developed by the Technology Development segment. The Products and Licensing segment derives its revenue from product sales, funded product development and technology licenses.

Our President and Chief Executive Officer and his direct reports collectively represent our chief operating decision makers, and they evaluate segment performance based primarily on revenue and operating income or loss.

Information about the results of operations for each segment is set forth in the table below. There were no significant inter-segment sales during the three years ended December 31, 2011. There was an insignificant amount of product sales made outside the United States during these three years.

	Year Ended December 31,
	2009	2010	2011
Technology Development revenue	$25,198,038	$22,404,931	$22,417,902
Products and Licensing revenue	9,373,849	12,133,463	13,195,822

Total revenue	34,571,887	34,538,394	35,613,724

Technology Development operating loss	(2,852,208)	(2,257,509)	(1,595,443)
Products and Licensing operating income (loss)	(14,591,829)	208,880	362,349

Total operating loss	$(17,444,037)	$(2,048,629)	$(1,233,094)

Depreciation, Technology Development	$938,809	$684,525	$619,035
Depreciation, Products and Licensing	349,243	370,706	370,808
Amortization, Technology Development	411,905	179,411	295,600
Amortization, Products and Licensing	153,232	97,160	177,067

Additional segment information is as follows:

	December 31,
	2010	2011
Total segment assets:
Technology Development	$14,839,358	$14,427,172
Products and Licensing	8,036,303	8,492,249

Total	$22,875,661	$22,919,421

Property plant and equipment and intangible assets, Technology Development	$2,509,863	$2,112,663
Property plant and equipment and intangible assets, Products and Licensing	$1,359,225	$1,243,574

14.	Quarterly Results (unaudited)

The following table sets forth our unaudited historical revenues, operating (loss) income and net (loss) income by quarter during 2010 and 2011:

	Quarter Ended
(Dollars in thousands, except per share amounts)	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011
Revenues:
Technology	$5,811	$6,092	$5,027	$5,475	$5,622	$5,623	$6162	$5,011
Product and license	2,075	2,907	3,558	3,593	3,377	4,001	2,681	3,137

Total revenues	7,886	8,999	8,585	9,068	8,999	9,624	8843	8148
Gross Margin	2,834	3,306	3,438	3,366	3,340	3,661	3493	2736
Operating income (loss)	(1,043)	(421)	(253)	(332)	(898)	(210)	313	(433)
Net (loss) Income	(1,196)	$(618)	$(424)	$(382)	(1,025)	(257)	243	(353)
Net (loss) attributable to common stockholders	$(1,277)	$(711)	$(517)	$(476)	(1,066)	(289)	222	(386)

Net (loss) Income per share:
Basic	$(0.10)	$(0.05)	$(0.04)	$(0.04)	(0.08)	(0.02)	0.02	(0.03)
Diluted	$(0.10)	$(0.05)	$(0.04)	$(0.04)	(0.08)	(0.02)	0.01	(0.03)
Weighted average shares:
Basic	12,497,502	12,946,802	13,188,913	13,360,809	13,484,645	13,636,993	13,669,724	13,794,361
Diluted	12,497,502	12,946,802	13,188,913	13,360,809	13,484,645	13,636,993	15,898,639	13,794,361

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

Employment Agreements

We entered into new employment agreements, effective as of March 28, 2012, with each of our named executive officers, who are My E. Chung, Dale E. Messick, Scott A. Graeff and Mark Froggatt. Each of these employment agreements has an initial term through March 31, 2013 and automatically renews for additional one-year periods unless terminated by either party on 90-days prior notice.

Cash Bonuses

Under the terms of the employment agreements, each officer is eligible to participate in our senior management incentive plan for an annual discretionary cash bonus of at least 50% of his then current base salary, subject to the achievement of individual and corporate performance criteria to be determined by our board of directors or our compensation committee and set forth in the incentive plan.

Severance

The employment agreements provide that, in the event that an officer’s employment is terminated by us “without cause” or by the officer for “good reason” (each as defined in his employment agreement), subject to the officer entering into and not revoking a release in a form acceptable to the Company, the officer will be entitled to receive:

•

a severance payment equal to 9/12 times the sum of his then current annual salary plus annual target bonus (or 1 times this sum in the case of Mr. Chung) or 1 times such sum (or 1.5 times this sum in the case of Mr. Chung) if the termination occurs within 12 months following a “change in control” transaction (as defined in the employment agreements);

•

if he timely elects and remains eligible for continued coverage under COBRA, the health insurance premiums that we were paying on behalf of the officer and his covered dependents prior to the date of termination for a period of 9 months (or 12 months in the case of Mr. Chung) or 12 months if the termination occurs within 12 months following a change in control transaction (or 18 months in the case of Mr. Chung);

•

acceleration of vesting of unvested stock options equal to the number of shares that would have vested if employment had continued for 12 months following the termination (or, if the termination occurred following a change in control transaction, all outstanding unvested stock options held by the officer will vest); and

•	a cash payment for any unvested company matching contributions in the officer’s account under the Company’s 401(k) plan and for any accrued but unpaid vacation.

Retention Payments

The employment agreements also provide for a retention payment equal to 0.5 times the sum of the officer’s then current annual salary plus annual target bonus if our board of directors engages an investment bank or similar firm for purposes that include exploring a change in control transaction and no such transaction is consummated within 24 months. This retention payment would be payable in shares of our common stock if necessary to avoid a credit default.

Change in Control Payments

In addition to the severance and retention payments described above, in the event a change in control occurs due to a sale of the Company’s assets or a merger of the Company or an acquisition of the Company via tender offer, the employment agreements also provide that the officer will receive a payment equal to 1 times the sum of his annual salary plus annual target bonus. If this change in control occurs within one year after the officer has received a retention payment (as described above), however, then this change in control payment shall be subject to partial reduction.

Other

In addition, we will continue to provide a temporary housing allowance to Mr. Chung for a period up to 24 months.

The foregoing description of the employment agreements is not complete and is qualified in its entirety by reference to the full employment agreements, which are filed as exhibits to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will be included in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which we refer to as the 2012 Proxy Statement, anticipated to be filed with the SEC within 120 days after December 31, 2011, and is incorporated into this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information below relating to securities authorized for issuance under our equity compensation plans, the information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2012 Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,641,039	$2.23	8,252,703
Equity compensation plans not approved by security holders	1,952,264	0.47	—

Total	6,593,303	$1.43	8,252,703

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

The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	Schedules.

Schedule II

Luna Innovations Incorporated

Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at beginning of Period	Charged to costs and expenses	Deductions	Valuation against asset	Balance at end of period
Year Ended December 31, 2011
Reserves deducted from assets to which they apply:
Allowances for doubtful Accounts	$22,372	$—	$—	$—	$22,372

	$22,372	$—	$—	$—	$22,372
Year Ended December 31, 2010
Reserves deducted from assets to which they apply:
Allowances for doubtful Accounts	$157,535	$—	$(135,163)	$—	$22,372

	$157,535	$—	$(135,163)	$—	$22,372
Year Ended December 31, 2009
Reserves deducted from assets to which they apply:
Allowances for doubtful Accounts	$22,372	$135,163	$—	$—	$157,535

	$22,372	$135,163	$—	$—	$157,535

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Document
2.1(1)	Findings of Fact, Conclusions of Law, and Order under 11 U.S.C. §§ 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming First Amended Joint Plan of Reorganization of Luna Innovations Incorporated and Luna Innovations, Inc, debtors and debtors-in-possession, dated January 12, 2010 (Exhibit 2.1)

2.2(1)	First Amended Joint Plan of Reorganization of Luna Innovations Incorporated and Luna Technologies, Inc., dated December 18, 2009 (Exhibit 2.2)

2.3(1)	First Amended Disclosure Statement in support of First Amended Joint Plan of Reorganization of Luna Innovations Incorporated, et al., under Chapter 11 of the Bankruptcy Code, dated December 18, 2009 (Exhibit 2.3)

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(3)	Certificate of Designations of the Series A Convertible Preferred Stock (Exhibit 3.1)

3.3(4)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

3.4(5)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)

4.1(6)	Specimen Common Stock certificate of the Registrant (Exhibit 4.1)

4.2(4)	2003 Stock Plan (Exhibit 10.7)

4.3(7)	2006 Equity Incentive Plan (Exhibit 10.9)

4.4(4)	Form of Stock Option Agreement (Exhibit 4.7)

10.1(8)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10.2(9)	Commercial Lease, dated March 15, 2007, between Canvasback Real Estate & Investments LLC and Luna Innovations Incorporated (705 Dale Avenue, Charlottesville, Virginia) (Exhibit 10.1)

10.3(6)*	License Agreement No. DN-982, dated June 10, 2002, by and between the National Aeronautics and Space Administration (NASA) and Luna Innovations Incorporated; Modification No. 1 to License Agreement No. DN-982, dated January 23, 2006, by and between NASA and Luna Innovations Incorporated (Exhibit 10.22)

10.4(6)*	License Agreement No. DN-951, dated December 20, 2000, by and between NASA and Luna Technologies, Inc. (Exhibit 10.23)

10.5(6)*	Amended and Restated License Agreement, dated March 19, 2004, by and between Virginia Tech Intellectual Properties, Inc. and Luna Innovations Incorporated (Exhibit 10.26)

10.6(10)	Asset Transfer and License Agreement by and between Luna Innovations Incorporated and Coherent, Inc. (Exhibit 10.21)

10.7(11)*	Development and Supply Agreement, dated December 12, 2006, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. dated June 11, 2007 (Exhibit 10.1)

10.8(12)	Amendment to Commercial Lease, by and between Luna Innovations Incorporated and Canvasback Real Estate & Investments LLC dated March 18, 2008 (Exhibit 10.5)

10.9(13)	Confidential Settlement Agreement, dated as of December 11, 2009, by and between Luna Innovations, Inc. and Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.26)

10.10(3)	Securities Purchase and Exchange Agreement, dated January 12, 2010, by and between Luna Innovations Incorporated and Carilion Clinic (Exhibit 10.1)

Exhibit No.	Exhibit Document
10.11(3)	Warrant No. 1 to Purchase Common Stock, dated January 13, 2010, issued to Carilion Clinic (Exhibit 10.2)

10.12(3)	Warrant No. 2 to Purchase Common Stock, dated January 13, 2010, issued to Carilion Clinic (Exhibit 10.3)

10.13(3)	Amended and Restated Investor Rights Agreement, dated January 13, 2010, by and among Luna Innovations Incorporated, Carilion Clinic, and certain stockholders of Luna Innovations Incorporated (Exhibit 10.4)

10.14(14)	Non-Employee Directors’ Deferred Compensation Plan (Exhibit 10.37)

10.15(15)*	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.6)

10.16(15)*	Development and Supply Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc., as amended on February 17, 2010 and April 2, 2010 (Exhibit 10.7)

10.17(15)*	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Intuitive Surgical, Inc. (Exhibit 10.8)

10.18(15)*	Amendments to Development and Supply Agreement, effective January 12, 2010 and April 27, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.9)

10.19(15)	Warrant to Purchase Common Stock of Luna Innovations Incorporated, dated January 12, 2010, issued to Hansen Medical, Inc. (Exhibit 10.12)

10.20(15)	Confidential Mutual Release, effective as of January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.13)

10.21(15)	Industrial Lease Agreement, dated as of March 21, 2006, by and between Luna Innovations Incorporated and the Economic Development Authority of Montgomery County, Virginia, as amended by a First Amendment effective as of May 11, 2006, a Second Amendment effective as of July 15, 2009 and a Third Amendment effective as of March 23, 2010 (Exhibit 10.14)

10.22(15)	Lease for Riverside Center, dated December 30, 2005, by and between Carilion Medical Center and Luna Innovations Incorporated, as amended by an Amended Lease dated July 20, 2006, a Second Amendment dated on or about October 5, 2007 and a Third Amendment effective as of April 1, 2010 (Exhibit 10.15)

10.23(15)	Loan and Security Agreement, dated February 18, 2010, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.5)

10.24(16)	Third Amendment to Commercial Lease dated June 21, 2010, by and between Canvasback Real Estate & Investments, LLC, and Luna Innovations Incorporated (Exhibit 10.5)

10.25(17)	Separation and Consulting Agreement dated as of August 10, 2010, by and between Luna Innovations Incorporated and Kent A. Murphy, Ph.D. (Exhibit 10.2)

10.26(17)	General Release Agreement dated August 10, 2010, by and between Kent A. Murphy, Ph.D., and Luna Innovations Incorporated (Exhibit 10.3)

10.27(17)	Letter Agreement dated August 10, 2010, between Kent A. Murphy, Ph.D., and Luna Innovations Incorporated (Exhibit 10.4)

10.28(17)*	Amendment No.3 to the Development Supply Agreement, dated as of September 2, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.5)

10.29(18)*	2011 Senior Management Incentive Compensation Plan (Exhibit 10.38)

Exhibit No.	Exhibit Document
10.30(19)	First Loan Modification Agreement, dated as of March 7, 2011, by and between Luna Innovations Incorporated and Silicon Valley Bank (Exhibit 10.1)

10.31(20)*	Amendment No. 4 to the Development and Supply Agreement, dated as of March 23, 2011, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.2)

10.32(20)	Fourth Amendment to Industrial Lease Agreement, dated as of March 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (Exhibit 10.3)

10.33(21)	Letter Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated and Dr. Kent A. Murphy (Exhibit 10.1)

10.34(21)	First Amendment to Separation and Consulting Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated and Dr. Kent A. Murphy (Exhibit 10.2)

10.35(21)	General Release Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated and Dr. Kent A. Murphy (Exhibit 10.3)

10.36(22)	Second Loan Modification Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)

10.37(22)*	Amendment No. 3 to the Development and Supply Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.2)

10.38(22)	Amendment to Secured Promissory Note and Payoff Letter, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.3)

10.39	Fifth Amendment to Industrial Lease Agreement, dated as of November 1, 2012, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated

10.40	Employment Agreement dated March 28, 2012, by and between My E. Chung and Luna Innovations Incorporated

10.41	Employment Agreement dated March 28, 2012, by and between Dale E. Messick and Luna Innovations Incorporated

10.42	Employment Agreement dated March 28, 2012, by and between Scott A. Graeff and Luna Innovations Incorporated

10.43	Employment Agreement dated March 28, 2012, by and between Mark Froggatt, Ph.D, and Luna Innovations Incorporated

10.44	Employment Agreement dated March 28, 2012, by and between Talfourd H. Kemper, Jr., and Luna Innovations Incorporated

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Document
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2010 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011, (iii) Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the years ended December 31, 2009, 2010 and 2011 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011, and (v) Notes to audited Consolidated Financial Statements.

(1)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on January 15, 2010 (reporting under Items 1.03, 5.02 and 9.01). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on June 8, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on January 15, 2010 (reporting under Items 1.01, 3.02, 3.03, 5.03 and 9.01). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on February 10, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2010 (File No. 000-52008). The number in parentheses indicates the corresponding exhibit number in such Form 8-K.
(6)	Incorporated by reference to the exhibit to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 19, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(7)	Incorporated by reference to the exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 28, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(8)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on July 17, 2009 (reporting under Items 1.01, 5.02 and 9.01). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 15, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(10)	Incorporated by reference to the exhibit to Amendment No. 1 to Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on April 6, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K/A.
(11)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on June 14, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(12)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 9, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(13)	Incorporated by reference to the exhibit to Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 26, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(14)	Incorporated by reference to the exhibit to Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 16, 2009. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(15)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 17, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(16)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 16, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(17)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on November 15, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(18)	Incorporated by reference to the exhibit to Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 31, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(19)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on March 9, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(20)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 16, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(21)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on May 23, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(22)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 12, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
*	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.
**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUNA INNOVATIONS INCORPORATED

By:	/S/ DALE E. MESSICK
Dale E. Messick Chief Financial Officer

March 29, 2012

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

Signature	Title	Date

/S/ MY E. CHUNG My E. Chung	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2012

/S/ DALE E. MESSICK Dale E. Messick	Chief Financial Officer (Principal Financial Officer and principal Accounting Officer)	March 29, 2012

/S/ MICHAEL W. WISE Michael W. Wise	Director	March 29, 2012

/S/ WARNER DALHOUSE Warner Dalhouse	Director	March 29, 2012

/S/ JOHN B. WILLIAMSON III John B. Williamson III	Director	March 29, 2012

Jonathan M. Cool	Director	March , 2012

/S/ EDWARD G. MURPHY Edward G. Murphy, M.D.	Director	March 29, 2012

Kent A. Murphy	Vice Chairman of the Board of Directors	March , 2012

/S/ RICHARD W. ROEDEL Richard W. Roedel	Chairman of the Board of Directors	March 29, 2012