Form 10-Q
period 2012-03-31
LUNA INNOVATIONS INC
filed 2012-05-10
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2012, there were 13,889,907 shares of the registrant’s common stock outstanding.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,879,363	$8,939,127
Accounts receivable, net	6,824,530	5,958,086
Inventory, net	3,273,384	3,330,773
Prepaid expenses	930,689	1,071,438
Other current assets	36,796	35,717

Total current assets	18,944,762	19,335,141
Property and equipment, net	2,711,445	2,816,674
Intangible assets, net	513,656	539,563
Other assets	209,252	228,043

Total assets	$22,379,115	$22,919,421

Liabilities and stockholders’ equity
Liabilities :
Current Liabilities
Current portion of long term debt obligation	$1,500,000	$1,625,000
Current portion of capital lease obligation	51,717	50,949
Accounts payable	1,649,169	1,656,602
Accrued liabilities	3,570,589	3,612,193
Deferred credits	1,211,972	1,462,603

Total current liabilities	7,983,447	8,407,347
Long-term debt obligation	3,375,000	3,625,000
Long-term lease obligation	169,787	183,008

Total liabilities	11,528,234	12,215,355

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 13,886,930 and 13,812,490 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	14,063	13,969
Additional paid-in capital	59,805,081	59,289,516
Accumulated deficit	(48,969,585)	(48,600,741)

Total stockholders’ equity	10,850,881	10,704,066

Total liabilities and stockholders’ equity	$22,379,115	$22,919,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Revenues:
Technology development revenues	$5,659,496	$5,621,615
Products and licensing revenues	2,713,814	3,377,009

Total revenues	8,373,310	8,998,624

Cost of revenues:
Technology development costs	3,902,900	4,086,165
Products and licensing costs	1,247,494	1,572,691

Total cost of revenues	5,150,394	5,658,856

Gross Profit	3,222,916	3,339,768

Operating expense:
Selling, general and administrative	2,800,317	3,725,829
Research, development, and engineering	695,155	512,378

Total operating expense	3,495,472	4,238,207

Operating loss	(272,556)	(898,439)

Other income/(expense):
Other income/(expense), net	23,265	(1,985)
Interest expense	(79,658)	(114,423)

Total other expense	(56,393)	(116,408)

Loss before income taxes	(328,949)	(1,014,847)
Income tax expense	5,799	10,020

Net loss	(334,748)	(1,024,867)

Preferred stock dividend	34,096	41,628

Net loss attributable to common stockholders	$(368,844)	$(1,066,495)

Net loss per share:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

Weighted average shares:
Basic	13,850,667	13,484,645
Diluted	13,850,667	13,484,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2012	2011
	(unaudited)
Cash flows (used in)/ provided by opera ting activities
Net loss	$(334,748)	$(1,024,867)
Adjustments to reconcile net loss to net cash (used in)/pro vided by operating activities
Depreciation and amortization	284,101	327,413
Share-based compensation	454,584	817,711
Warrant expense	11,886	24,041
Change in assets and liabilities :
Accounts receivable	(866,444)	483,634
Inventory	57,389	(426,375)
Other current assets	139,670	89,405
Other assets	18,791	18,792
Accounts payable and accrued expenses	(60,923)	(384,997)
Deferred credits	(250,631)	684,497

Net cash (us ed in)/provided by operating activities	(546,325)	609,254

Cash flows used in investing activities
Acquisition of property and equipment	(104,719)	(102,221)
Intangible property costs	(48,246)	(44,203)

Net cash used in investing activities	(152,965)	(146,424)

Cash flows used in financing activities
Payments on capital lease obligations	(12,453)	(5,246)
Payment of debt obligations	(375,000)	(288,523)
Proceeds from the exercise of options and warrants	26,979	132,379

Net cash used in financing activities	(360,474)	(161,390)

Net change in cash	(1,059,764)	301,440
Cash and cash equivalents—beginning of period	8,939,127	7,216,580

Cash and cash equivalents—end of period	$7,879,363	$7,518,020

Supplemental disclosure of cash flow information
Cash paid for interest	$77,833	$122,255
Dividend on preferred stock, 19,823 shares of common stock issuable at March 31, 2012 and 2011	$34,096	$41,628
Property and equipment financed by capital leases	$—	$274,145
Cash paid for income taxes	$5,799	$10,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic test & measurement, sensing, and instrumentation products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the telecommunications, medical, composite and defense industries. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment, and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from 2005 through the three months ended March 31, 2012, attributable to our operations and other charges. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital markets transactions. Although we experienced positive cash flow of $0.6 million from operations in the three months ended March 31, 2011 and a positive overall cash flow of $0.3 million during that period, we experienced negative cash flow from operations of $0.5 million in the three months ended March 31, 2012 and negative overall cash flow of $1.1 million during that period.

Since the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets may be limited. Economic and market conditions may not improve significantly during the remainder of 2012 and could get worse.

Although there can be no guarantees, we believe that our current cash balance, in addition to the funds available to us under the Credit Facilities described in Note 3 below, will provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2012. As used herein, the terms “Luna”, the “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.

Consolidation Policy

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company, our wholly owned subsidiaries and other entities in which we have a controlling financial interest. We eliminate from our financial results all significant intercompany transactions. We do not have any investments in entities we believe are variable interest entities for which we are the primary beneficiary.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted net loss per share would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

For the three months ended March 31, 2012 we had a total of 2,433,773 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) all of which are anti-dilutive. For the three months ended March 31, 2011 we had a total of 6,301,943 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) all of which are anti-dilutive. As a result, basic net loss per share equaled diluted net loss per share for the period.

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

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Risk-free interest rate	1.32 – 1.49%	2.81%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	108%	111%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the three months ended March 31, 2012:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Balance, December 31, 2011	4,641,039	$0.35 - $ 6.74	$2.23	$1,509,270	3,206,994	$2.23	$1,258,740
Granted	653,790	$1.68 - 1.75	$1.68
Exercised	(74,440)	$0.35 - 1.82	$0.36
Canceled	(20,030)	$0.82 - 2.46	$2.37

Balance, March 31, 2012	5,200,359	$0.35 - 6.74	$2.19	$1,323,904	3,271,674	$2.29	$1,123,913

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our Common Stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At March 31, 2012, the outstanding stock options to purchase an aggregate of 5,200,359 shares had a weighted average remaining contractual term of 6.9 years, and the exercisable stock options to purchase an aggregate of 3,271,674 shares had a weighted average remaining contractual term of 5.6 years.

For the three months ended March 31, 2012 and 2011, we recognized $455,000 and $818,000, respectively, in stock-based compensation expense, which is included in our selling, general and administrative expenses in the accompanying consolidated financial statements. We expect to recognize $2.9 million in stock-based compensation expense over the remaining requisite service period of five years for stock options outstanding as of March 31, 2012.

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

Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material impact on our consolidated results of operations, financial position and cash flows.

2.	Inventory

Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

Components of inventory are as follows:

	March 31, 2012	December 31, 2011
Finished goods	$440,744	$531,418
Work-in-process	289,932	210,459
Parts	2,690,384	2,739,335

	3,421,060	3,481,212
Less: Inventory reserves	147,676	150,439

Total inventory, net	$3,273,384	$3,330,773

3.	Debt

Silicon Valley Bank Credit Facilities

On February 18, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to provide us with borrowing capacity of up to $5.0 million, subject to a percentage of our outstanding eligible accounts receivable, at a floating annual interest rate equal to the greater of (a) 6% or (b) SVB’s prime rate then in effect plus 2%. The credit facility was originally scheduled to mature on February 17, 2011, but it was amended to extend the maturity date until May 18, 2011 and to revise the calculation of eligible borrowing base and add certain financial covenants relating to our adjusted EBITDA.

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

In addition to the terms and conditions of the Term Loan, the Second Loan Modification Agreement reduced our maximum borrowing capacity under the revolving credit facility (the “Line of Credit” and together with the Term Loan the “Credit Facilities”) from $5.0 million to $1.0 million and extended its maturity date until May 18, 2012. We expect to further extend this maturity date as necessary.

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

The Credit Facilities require us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. As of March 31, 2012, we were in compliance with all covenants.

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

The balance under the Term Loan at March 31, 2012 was $4.9 million of which $3.4 million was classified as long-term and $1.5 million was classified as short-term. No amounts were outstanding under the Line of Credit at March 31, 2012.

Note Payable to Hansen Medical, Inc.

In January 2010, we issued to Hansen Medical, Inc. (“Hansen”) a note (the “Hansen Note”) in the original principal amount of $5.0 million, which was subordinated to our obligations to SVB. The Hansen Note bore interest at a fixed rate of 8.5% and was secured by substantially all of our assets. On May 23, 2011, in connection with the Second Loan Modification Agreement with SVB, we repaid the Hansen Note in full. We and Hansen agreed upon a final payoff in the amount of approximately $3.0 million as payment in full for all principal and accrued interest under the Hansen Note, which represented a $190,000 discount from the then outstanding balance. The discount will be amortized into income over the remaining life of the Company’s Development and Supply Agreement with Hansen. At March 31, 2012, there was approximately $109,000 remaining in deferred credits to be amortized. Upon receipt of this final payment, all security interests in our assets held by Hansen as collateral for our obligations under the Hansen Note were terminated and released.

4.	Capital Stock and Additional Paid-in Capital

The following details our equity transactions during the three months ended March 31, 2012:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2011	1,321,514	$1,322	13,812,490	$13,969	$59,289,516

Exercise of stock options	—	—	74,440	74	26,905

Stock-based compensation	—	—	—	—	454,584

Stock dividends to Carilion Clinic(1)	—	—	—	20	34,076

Balances, March 31, 2012	1,321,514	1,322	13,886,930	14,063	59,805,081

(1)	The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to March 31, 2012. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2012, the Series A Preferred Stock issued to Carilion has accrued $522,189 in dividends. The accrued and unpaid dividends as of March 31, 2012 will be paid by the issuance of 175,764 shares of the company’s common stock upon Carilion’s written request.

5.	Operating Segments

Our operations are divided into two operating segments—“Technology Development” and “Products and Licensing”.

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

Through March 31, 2012, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2012).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended March 31,
	2012	2011
	(unaudited)

Revenues:
Technology development revenues	$5,659,496	$5,621,615
Products and licensing revenues	2,713,814	3,377,009

Total revenues	$8,373,310	$8,998,624

Technology development operating loss	$(184,220)	$(561,272)
Products and licensing operating loss	(88,336)	(337,167)

Total operating loss	$(272,556)	$(898,439)

Depreciation, technology development	$141,903	$159,701
Depreciation, products and licensing	$68,045	$95,936
Amortization, technology development	$50,120	$44,840
Amortization, products and licensing	$24,033	$26,936

The table below presents assets for reportable segments:

	March 31, 2012	December 31, 2011

Total segment assets:
Technology development	$15,125,979	$14,427,172
Products and licensing	7,253,136	8,492,249

Total	$22,379,115	$22,919,421

Property plant and equipment, and intangible assets, Technology development	$2,179,836	$2,112,663

Property plant and equipment, and intangible assets, Products and licensing	$1,045,265	$1,243,574

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 69% and 63% of total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively.

International revenues (customers outside the United States) accounted for approximately 13% and 19% of total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively.

6.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

In September 2011 we executed a non-cancelable $1.2 million purchase order for multiple shipments of tunable lasers to be delivered over a 12-month period beginning in 2012. At March 31, 2012, approximately $1.0 million of this commitment remained.

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

We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Revenues in this segment are currently largely derived from sales of test and measurement equipment for optical components and networks. Our Products and Licensing segment is also focused on two of our key strategic objectives. We are working to develop and commercialize our fiber optic shape sensing technology in the medical industry with the goal of supplying fiber optic shape sensing components for use in robotic and minimally invasive surgical systems. We are also working to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the composite materials industry. Our Products and Licensing segment revenues represented approximately 32% and 38% of our total revenues for the quarters ended March 31, 2012 and 2011, respectively. A breakdown of our operating loss by segment, as well as our total assets by segment, is provided in footnote 5 to our condensed consolidated financial statements included in this report.

Our Technology Development segment performs applied research for government funded projects and includes our secure computing and communications group, or SCC. Our Technology Development segment constituted approximately 68% and 62% of our total revenues for the quarters ended March 31, 2012 and 2011, respectively. SCC provides innovative solutions designed to secure critical technologies within the U.S. government. SCC conducts applied research and provides services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. SCC is focused on our strategic objective of developing a leading technology for ensuring the integrity of integrated circuits used in defense systems. Our Technology Development segment also performs applied research in the areas of sensing and materials. Most of the government funding in the part of our Technology Development segment outside of SCC is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues have remained consistent at $5.6 million for the quarter ended March 31, 2011 and $5.7 million for the same period in 2012.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $21.3 million at March 31, 2012, compared to $20.4 million at December 31, 2011.

Revenues from product sales currently represent a smaller portion of our total revenues, and, historically, we have derived most of these revenues from the sales of our sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales and product development to be primarily in areas associated with our fiber optic instrumentation, test and measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that, as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

We incurred net losses attributable to common stockholders of approximately $0.4 million and $1.1 million for the quarters ended March 31, 2012 and 2011, respectively.

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

Global economic conditions have experienced a significant prolonged downturn and remain uncertain. This slowing of the economy has reduced the financial capacities of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for 2012 remains uncertain.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 68% and 62% of our total revenues for the three months ended March 31, 2012 and 2011, respectively.

Our Product and License segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 32% and 38% of our total revenues for the three months ended March 31, 2012 and 2011, respectively.

Cost of Revenues

Cost of revenues associated with Technology Development segment revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Technology Development segment activities.

Cost of revenues associated with our Products and Licensing segment revenues consists of license fees for use of certain technologies; product manufacturing costs including all direct material and direct labor costs; amounts paid to our contract manufacturers; manufacturing, shipping and handling; provisions for product warranties; and inventory obsolescence, as well as overhead allocated to each of these activities.

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

Interest Income/Expense

Interest expense is composed of interest paid under our bank loans and, during the first half of 2011, the convertible promissory note issued to Hansen Medical, Inc., as well as interest accrued on our capital lease obligations. Interest income includes amounts earned on our cash deposits with financial institutions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments. Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on March 29, 2012. There have been no material changes to the descriptions therein.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

	Three months ended March 31,
	2012	2011	Change

Revenues:
Technology development revenues	$5,659,496	$5,621,615	$37,881	1%
Products and licensing revenues	2,713,814	3,377,009	(663,195)	(20)%

Total revenues	$8,373,310	$8,998,624	$(625,314)	(7)%

Revenues from our Technology Development segment remained at the same level during the first quarter of 2012 as compared to the prior year quarter, as the level of contract activity within SCC and the aggregate contract activity of the other Technology Development groups remained consistent.

Our Products and Licensing segment revenues declined due to a $0.5 million decrease in sales of our fiber optic test and measurement equipment in the first quarter of 2012 as compared to the first quarter of 2011, resulting primarily from fewer orders of our OBR and OVA products. We also experienced a $0.2 million decline in product development work in the first quarter of 2012 as compared to the first quarter of 2011.

Cost of Revenues and Gross Profit

	Three months ended March 31,
	2012	2011	Change

Cost of revenues:
Technology development costs	$3,902,900	$4,086,165	$(183,265)	(4)%
Products and licensing costs	1,247,494	1,572,691	(325,197)	(21)%

Total cost of revenues	$5,150,394	$5,658,856	$(508,462)	(9)%

Gross Profit	$3,222,916	$3,339,768	$(116,852)	(3)%

The cost of our Technology Development segment revenues decreased due to a decrease of $0.3 million in allocated overhead and $0.1 million in direct labor costs, offset by a $0.3 million increase in non-capitalized equipment purchases in both our SCC group and the other Technology Development groups.

Our resulting gross profit was $3.2 million for the quarter ended March 31, 2012 compared to $3.3 million for the corresponding quarter in 2011. The decrease in revenues from our Products and Licensing segment more than offset the lower cost of revenues from our Technology Development segment. Revenues from our Products and Licensing segment typically carry a higher gross margin percentage than revenues from our Technology Development segment.

The decrease in cost of revenues in our Products and Licensing segment was the result of the $0.2 million decrease in revenue from commercial development described above, which resulted in a corresponding decrease in cost of revenue. The remaining $0.1 million decrease in our costs of sales revenue resulted from decreased demand for our fiber optics products.

Operating Expense

	Three months ended March 31,
	2012	2011	Change
Operating expense:
Selling, general and administrative	$2,800,317	$3,725,829	$(925,512)	(25)%
Research, development, and engineering	695,155	512,378	182,777	36%

Total operating expense	$3,495,472	$4,238,207	$(742,735)	(18)%

Our selling, general and administrative costs decreased 25% during the first quarter of 2012 as compared to the same period in 2011. The decrease was partially the result of a $0.4 million reduction in our stock compensation expense, as some stock options became fully vested during 2011, resulting in no additional expense recognition during 2012. In addition, during the first quarter of 2011, we incurred $0.2 million of consulting fees to Dr. Kent Murphy as a result of accelerating expense recognition under our consulting agreement with him, as well as increased legal fees due to a threatened proxy contest in connection with our 2011 annual meeting of stockholders. During the first quarter of 2012, there was a $0.3 million decrease in our legal and other professional fees compared to the prior year.

Research, development, and engineering expense increased by 36% during the first quarter of 2012 as compared to the same period in 2011. During 2011 we had engineering resources devoted to third-party funded development activities, and these personnel were largely focused on internal product development work in the first quarter of 2012, resulting in higher expense to us during 2012.

Interest Income (Expense)

Interest expense for the three months ended March 31, 2012 was $80,000 compared to interest expense of $114,000 during the same period in 2011. The monthly average loan balance during the first quarter of 2012 was $4.9 million compared to $5.7 million for the same period in 2011. The lower average loan balance along with our lower average interest rate under the Silicon Valley Bank (“SVB”) credit facilities accounted for this decrease.

Other Income

During the three months ended March 31, 2012, we recognized $23,000 of other income as a result of the amortization of the discount on the Hansen debt, described in Note 3 to our condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

At March 31, 2012, our total cash and cash equivalents were approximately $7.9 million.

We have a term loan with SVB which at March 31, 2012 had a balance of $4.9 million. This term loan matures on May 1, 2015. We also maintain a revolving line of credit of up to $1.0 million with SVB, under which no amounts are outstanding and the full borrowing capacity of $1.0 million remains available. The line of credit is currently scheduled to expire on May 18, 2012. We are currently in discussions with SVB to extend the line of credit, although there can be no guarantee that we will be able to do so on favorable terms or at all. The terms and conditions of our term loan and line of credit are described in Note 3 of our condensed consolidated financial statements included in this report.

We believe that our current cash balance, combined with our expected operating cash flows and the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Discussion of Cash Flows

Recent Activity

	Three months ended March 31,
	2012	2011	Change

Net cash provided by / (used in) operating activities	$(546,325)	$609,254	$(1,155,579)
Net cash used in investing activities	(152,965)	(146,424)	(6,541)
Net cash used in financing activities	(360,474)	(161,390)	(199,084)

Net change in cash	$(1,059,764)	$301,440	$(1,361,204)

During the first quarter of 2012, operations used $0.5 million of net cash, as compared to the same period in 2011 in which operations provided $0.6 million of net cash. In the first quarter of 2012, our net loss of $0.3 million and $1.0 million of net cash outflows from changes in operating assets and liabilities, due primarily to timing of our products sales coming later in the quarter, which in turn did not become due for collection until after March 31, 2012, were offset by $0.8 million in non-cash expenses. During the first quarter of 2011, our net loss of $1.0 million was offset by $1.2 million in non-cash expenses and $0.5 million net cash inflow from changes in operating assets and liabilities.

Our cash used in investing activities is composed solely of purchases of equipment and capitalized costs associated with the prosecution of patents. During the three months ended March 31, 2012, we made $105,000 in equipment purchases, compared to $102,000 during the same quarter of the prior year, and we incurred $48,000 in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform, compared to only $44,000 in such costs during the same quarter of the prior year.

Net cash used in financing activities during the three months ended March 31, 2012 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.4 million as compared to $0.3 million for the same quarter last year. In May 2011, we received $6.0 million in term loan proceeds from SVB, which we used to repay the then outstanding balance on our revolving line of credit with SVB of $2.5 million and the then outstanding balance on our Hansen Note of approximately $3.0 million, which results in higher principal repayments each quarter. We also received $27,000 and $132,000 from the exercise of warrants and stock options during the quarters ended March 31, 2012 and 2011, respectively.

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

We are exposed to interest rate fluctuations as a result of our term loan and line of credit with SVB each having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which has been the actual interest rate in effect since 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $4.9 million outstanding under the term loan as of March 31, 2012, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $41,000.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, they do not adjust for potential changes in our credit quality, composition of our balance sheet and other business developments that could affect our interest rate exposure. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Foreign Currency Exchange Rate Risk

As of March 31, 2012, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2012, we had approximately 175 full-time employees. In determining whether we are affiliated with any other entity, the SBA will analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. We understand that the SBA is in the process of performing a formal size determination that will focus on whether or not Carilion is our affiliate. Although we do not believe that Carilion has the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its regulations, the SBA may conclude that a stockholder that is large compared to others has the power to control us and is our affiliate. If the SBA were to make a determination that we are affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR grants and other SBA contracts, public contracts, grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants.

In addition, it is possible that the sale of common stock in the future by our founder, Dr. Kent Murphy, could negatively affect the interpretation of SBA regulations on this question of affiliation, as well as possibly result in an increase in our institutional ownership. Dr. Murphy has previously advised us of his intent to exercise his right to require us to register his shares for resale in a registered offering on Form S-3. If Dr. Murphy pursues the registration of his shares, and sells a substantial portion of his shares to institutions or non-U.S. citizens, we may no longer meet the 51% ownership requirement described above, in which case we would become ineligible to receive SBIR contract awards. Moreover, if Dr. Murphy were to sell any portion of his shares without corresponding sales by Carilion, such sales may increase the likelihood that the SBA may conclude that Carilion is a stockholder that is large compared to others and hence has the power to control us and is our affiliate, in which case we would lose SBIR eligibility, as described above. The loss of our eligibility to receive SBIR awards would have a material adverse effect on our revenues, cash flows and ability to fund our growth.

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

Dr. Murphy currently owns approximately 2.8 million shares of our common stock and Carilion owns approximately 2.2 million shares of our common stock excluding approximately 1.3 million shares of common stock issuable upon conversion of Series A Preferred Stock also held by Carilion. Dr. Murphy previously advised us of his intent to exercise his right to require us to register his shares for resale in a registered offering on Form S-3. If Dr. Murphy pursues the registration of his shares for resale, as described above, we may also be obligated to register shares held by Carilion for resale pursuant to our Investor Rights Agreement. Sales of shares by Dr. Murphy or Carilion, or even the filing of a registration statement registering the resale of such shares, may have a material adverse effect on the market price of our stock.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 68% and 62% of our consolidated total revenues for the three months ended March 31, 2012 and 2011, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

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

We provide certain services to the U.S. government that require us to maintain a facility security clearance and for certain of our employees and our board chairman to hold security clearances. In general, the failure for necessary persons to obtain or retain sufficient security clearances, any loss by us of a facility security clearance or any public reprimand related to security matters could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract or prevent us from bidding on or winning certain new government contracts, any of which would have an adverse result on our operations and financial results. The Defense Industrial Security Clearance Office of the U.S. Department of Defense is currently evaluating the continuing security clearances of an employee as well as the chairman of our board. These evaluations are under review by the Defense Office of Hearings and Appeals for final determination. If either of these individuals is unable to retain his security clearance, then we would need to exclude him from access to classified information and, if applicable, appoint a new chairman who either already has a security clearance or would need to apply for a security clearance.

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

We realized a consolidated net loss attributable to common stockholders of approximately $0.4 million and $1.1 million for the three months ended March 31, 2012 and 2011 respectively. We expect to continue to incur significant expenses as we expand our operations, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.

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

We maintain a credit facility with Silicon Valley Bank, or SVB, which requires us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants, as well as other customary events of default. If any event of default occurs SVB may declare due immediately all borrowings under our credit facility and foreclose on the collateral. Furthermore, an event of default would result in an increase in the interest rate on any amounts outstanding. Additionally, the line of credit facility with SVB is scheduled to expire on May 18, 2012. Although we are in discussions with SVB to extend the line of credit there can be no assurance that we will be able to do so on favorable terms or at all.

If we are unable to extend our line of credit with SVB, borrow under the SVB credit facility or otherwise obtain adequate financing or financing terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

Our healthcare and medical products are and may continue to be subject to a lengthy and uncertain domestic regulatory approval process. If we do not obtain and maintain the necessary domestic regulatory approvals or clearances, we will not be able to market and sell our products for clinical use in the United States. Complying with applicable regulations is an expensive and time-consuming process and any failure to fully comply with such regulations could subject us to enforcement actions.

Certain of our current and potential products will require regulatory clearances or approvals prior to commercialization. In particular, our Trimetasphere® nanomaterial-based MRI contrast agent is likely to be considered a drug under the Federal Food, Drug and Cosmetic Act, or FDC Act, and our EDAC® ultrasound diagnostic devices for measuring certain medical conditions will be considered medical devices under the FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the U.S. Food and Drug Administration, or FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries.

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

(a) Unregistered Sales of Equity Securities during the Three-Month Period Ended March 31, 2012

Common Stock Dividend Payable to Carilion

The Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2012, the Series A Preferred Stock issued to Carilion has accrued $522,189 in dividends. The accrued dividend as of March 31, 2012 will be paid by the issuance of 175,764 shares of the Company’s common stock, which the Company will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

(b) Use of Proceeds from Sale of Registered Equity Securities

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated

Date: May 10, 2012	By:	/s/ Dale Messick
Dale Messick

Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment No. 5 to the Development and Supply Agreement, dated as of March 22, 2012, by and between Luna Innovations Incorporated and Intuitive Surgical Operations, Inc.

10.2(1)	Employment Agreement dated March 28, 2012, by and between Luna Innovations Incorporated and My Chung (Exhibit 10.40)

10.3(1)	Employment Agreement dated March 28, 2012, by and between Luna Innovations Incorporated and Dale E. Messick (Exhibit 10.41)

10.4(1)	Employment Agreement dated March 28, 2012, by and between Luna Innovations Incorporated and Scott A. Graeff (Exhibit 10.42)

10.5(1)	Employment Agreement dated March 28, 2012, by and between Luna Innovations Incorporated and Mark Froggatt, Ph.D. (Exhibit 10.43)

10.6(1)	Employment Agreement dated March 28, 2012, by and between Luna Innovations Incorporated and Talfourd H. Kemper, Jr. (Exhibit 10.44)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 29, 2012. The number in parentheses indicates the corresponding exhibit number in such Form 10-K.
*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.