Form 10-Q
period 2012-06-30
LUNA INNOVATIONS INC
filed 2012-08-09
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 23, 2012, there were 13,896,593 shares of the registrant’s common stock outstanding.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,639,519	$8,939,127
Accounts receivable, net	7,170,950	5,958,086
Inventory, net	3,395,620	3,330,773
Prepaid expenses	921,149	1,071,438
Other current assets	35,717	35,717

Total current assets	18,162,955	19,335,141
Property and equipment, net	2,556,583	2,816,674
Intangible assets, net	455,460	539,563
Other assets	190,460	228,043

Total assets	$21,365,458	$22,919,421

Liabilities and stockholders’ equity
Liabilities:
Current Liabilities
Current portion of long term debt obligation	$1,500,000	$1,625,000
Current portion of capital lease obligation	52,496	50,949
Accounts payable	1,854,041	1,656,602
Accrued liabilities	2,579,446	3,612,193
Deferred credits	1,134,112	1,462,603

Total current liabilities	7,120,095	8,407,347
Long-term debt obligation	3,000,000	3,625,000
Long-term lease obligation	156,367	183,008

Total liabilities	10,276,462	12,215,355

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 13,895,137 and 13,812,490 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	14,091	13,969
Additional paid-in capital	60,312,472	59,289,516
Accumulated deficit	(49,238,889)	(48,600,741)

Total stockholders’ equity	11,088,996	10,704,066

Total liabilities and stockholders’ equity	$21,365,458	$22,919,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$5,334,320	$5,623,074	$10,993,816	$11,244,689
Products and licensing revenues	2,845,864	4,000,515	5,559,677	7,377,525

Total revenues	8,180,184	9,623,589	16,553,493	18,622,214

Cost of revenues:
Technology development costs	3,768,081	4,194,442	7,670,979	8,280,608
Products and licensing costs	1,267,201	1,767,778	2,514,696	3,340,469

Total cost of revenues	5,035,282	5,962,220	10,185,675	11,621,077

Gross Profit	3,144,902	3,661,369	6,367,818	7,001,137

Operating expense:
Selling, general and administrative	2,706,983	3,251,073	5,517,494	6,929,593
Research, development, and engineering	629,347	620,470	1,314,311	1,180,159

Total operating expense	3,336,330	3,871,543	6,831,805	8,109,752

Operating loss	(191,428)	(210,174)	(463,987)	(1,108,615)

Other income/(expense):
Other income, net	23,265	37,823	46,533	35,835

Interest expense	(74,357)	(84,303)	(154,015)	(198,725)

Total other expense	(51,092)	(46,480)	(107,482)	(162,890)

Loss before income taxes	(242,520)	(256,654)	(571,469)	(1,271,505)
Income tax expense	—	—	5,799	10,020

Net loss	(242,520)	(256,654)	(577,268)	(1,281,525)

Preferred stock dividend	26,784	32,708	60,880	74,336

Net loss attributable to common stockholders	$(269,304)	$(289,362)	$(638,148)	$(1,355,861)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.10)

Weighted average shares:
Basic and diluted	13,892,816	13,636,993	13,885,684	13,561,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2012	2011
	(unaudited)
Cash flows (used in)/provided by operating activities
Net loss	$(577,268)	$(1,281,525)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation and amortization	528,113	710,269
Share-based compensation	928,368	1,275,147
Warrant expense	12,032	38,893
Change in assets and liabilities:
Accounts receivable	(1,212,864)	994,149
Inventory	(69,186)	(665,883)
Other current assets	150,289	(22,503)
Other assets	37,583	37,583
Accounts payable and accrued expenses	(847,341)	111,900
Deferred credits	(328,491)	103,138

Net cash (used in)/provided by operating activities	(1,378,765)	1,301,168

Cash flows used in investing activities
Acquisition of property and equipment	(123,732)	(173,945)
Intangible property costs	(55,847)	(199,741)

Net cash used in investing activities	(179,579)	(373,686)

Cash flows used in financing activities
Payments on capital lease obligations	(25,094)	(18,030)
Proceeds from debt obligations	—	6,000,000
Payment of debt obligations	(750,000)	(6,242,394)
Proceeds from the exercise of options and warrants	33,830	182,368

Net cash used in financing activities	(741,264)	(78,056)

Net change in cash	(2,299,608)	849,426
Cash and cash equivalents—beginning of period	8,939,127	7,216,580

Cash and cash equivalents—end of period	$6,639,519	$8,066,006

Supplemental disclosure of cash flow information
Cash paid for interest	$150,708	$96,021
Dividend on preferred stock, 39,646 shares of common stock issuable at June 30, 2012 and 2011	$60,880	$74,336
Property and equipment financed by capital leases	$—	$274,145
Cash paid for income taxes	$—	$10,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic test & measurement, sensing, and instrumentation products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the telecommunications, medical, composite and defense industries. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment, and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from 2005 through the six months ended June 30, 2012, attributable to our operations and other charges. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital markets transactions. Although we experienced positive cash flow of $1.3 million from operations in the six months ended June 30, 2011 and a positive overall cash flow of $0.8 million during that period, we experienced negative cash flow from operations of $1.4 million in the six months ended June 30, 2012 and negative overall cash flow of $2.3 million during that period.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2012, results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Consolidation Policy

Our consolidated financial statements include the accounts of the Company, our wholly owned subsidiaries and other entities in which we have a controlling financial interest. We eliminate from our financial results all significant intercompany transactions. We do not have any investments in entities we believe are variable interest entities for which we are the primary beneficiary.

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

For the three and six months ended June 30, 2012 we had a total of 2,451,804 and 2,439,718 respectively, common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) all of which are anti-dilutive. For the three and six months ended June 30, 2011 we had a total of 6,466,356 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) all of which are anti-dilutive. As a result, basic net loss per share equaled diluted net loss per share for each period presented.

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

The fair value of each option granted during the six months ended June 30, 2012 and 2011 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30, 2012	Six months ended June 30, 2011
Risk-free interest rate	1.20 – 1.49%	2.47 – 2.81%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	108%	111%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the six months ended June 30, 2012:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Balance, December 31, 2011	4,641,039	$0.35 - $ 6.74	$2.23	$1,509,270	3,206,994	$2.23	$1,258,740
Granted	877,031	$1.63 – 1.75	$1.67
Exercised	(81,126)	$0.35 – 0.82	$0.37
Canceled	(48,175)	$0.65 – 5.50	$2.08

Balance, June 30, 2012	5,388,769	$0.35 – 6.74	$2.17	$949,913	3,486,333	$2.31	$852,330

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our Common Stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At June 30, 2012, the outstanding stock options to purchase an aggregate of 5,388,769 shares had a weighted average remaining contractual term of 6.7 years, and the exercisable stock options to purchase an aggregate of 3,486,333 shares had a weighted average remaining contractual term of 5.6 years.

For the three months ended June 30, 2012 and 2011, we recognized $474,000 and $457,000, respectively, and for the six months ended June 30, 2012 and 2011, we recognized $928,000 and $1,275,000, respectively, in stock-based compensation expense, which is included in our selling, general and administrative expenses in the accompanying consolidated financial statements. We expect to recognize $2.7 million in stock-based compensation expense over the remaining requisite service period of five years for stock options outstanding as of June 30, 2012.

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

Components of inventory are as follows:

	June 30, 2012	December 31, 2011
Finished goods	$571,519	$531,418
Work-in-process	333,388	210,459
Parts	2,638,389	2,739,335

	3,543,296	3,481,212
Less: Inventory reserves	147,676	150,439

Total inventory, net	$3,395,620	$3,330,773

3.	Debt

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

We may prepay amounts due under the Term Loan for a fee equal to (i) $60,000, if such prepayment is made on or before May 18, 2013; or (ii) zero, if such prepayment is made after May 18, 2013.

In addition to the terms and conditions of the Term Loan, the Second Loan Modification Agreement reduced our maximum borrowing capacity under the revolving credit facility (the “Line of Credit” and together with the Term Loan the “Credit Facilities”) from $5.0 million to $1.0 million and extended its maturity date until May 18, 2012.

Effective as of May 17, 2012, we entered into a Third Loan Modification Agreement (the “Third Loan Modification Agreement”) with SVB. Under the Third Loan Modification Agreement, the Line of Credit maturity date was extended until May 17, 2014.

As modified by the Second Loan Modification Agreement and the Third Loan Modification Agreement, the annual interest rate on the Line of Credit is equal to the greater of (a) 6% or (b) SVB’s prime rate plus 1%, payable monthly in arrears, and we are obligated to pay to SVB an unused Line of Credit fee equal to one-quarter of one percent (0.25%), of the unused borrowing capacity payable monthly. We may terminate the Line of Credit for a termination fee of $10,000, which fee would not be payable in the event that the Line of Credit is replaced by another loan facility with SVB.

Amounts due under the Credit Facilities are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.

The Credit Facilities require us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. As of June 30, 2012, we were in compliance with all covenants.

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

The balance under the Term Loan at June 30, 2012 was $4.5 million, of which $3.0 million was classified as long-term and $1.5 million was classified as short-term. No amounts were outstanding under the Line of Credit at June 30, 2012, and the $1.0 million remains available.

Note Payable to Hansen Medical, Inc.

In January 2010, we issued to Hansen Medical, Inc. (“Hansen”) a note (the “Hansen Note”) in the original principal amount of $5.0 million, which was subordinated to our obligations to SVB. The Hansen Note bore interest at a fixed rate of 8.5% and was secured by substantially all of our assets. On May 23, 2011, in connection with the Second Loan Modification Agreement with SVB, we repaid the Hansen Note in full. We and Hansen agreed upon a final payoff in the amount of approximately $3.0 million as payment in full for all principal and accrued interest under the Hansen Note, which represented a $190,000 discount from the then outstanding balance. The discount will be amortized into income over the remaining life of our Development and Supply Agreement with Hansen. At June 30, 2012, there was approximately $85,000 remaining in deferred credits to be amortized. Upon receipt of this final payment, all security interests in our assets held by Hansen as collateral for our obligations under the Hansen Note were terminated and released.

4.	Capital Stock and Additional Paid-in Capital

The following details our equity transactions during the six months ended June 30, 2012:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2011	1,321,514	$1,322	13,812,490	$13,969	$59,289,516

Exercise of stock options	—	—	79,670	79	28,750

Stock-based compensation	—	—	—	—	928,368

Stock dividends to Carilion Clinic(1)	—	—	—	40	60,840
Issuance of common stock other (2)	—	—	2,977	3	4,998

Balances, June 30, 2012	1,321,514	1,322	13,895,137	14,091	60,312,472

(1)	The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to June 30, 2012. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2012, the Series A Preferred Stock issued to Carilion has accrued $548,973 in dividends. The accrued and unpaid dividends as of June 30, 2012 will be paid by the issuance of 195,587 shares of our common stock upon Carilion’s written request.
(2)	Represents shares of common stock issued to one director in lieu of cash fees for committee chairmanship.

5.	Operating Segments

Our operations are divided into two operating segments—”Technology Development” and “Products and Licensing”.

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

Through June 30, 2012, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2012).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Revenues:

Technology development revenues	$5,334,320	$5,623,074	$10,993,816	$11,244,689
Products and licensing revenues	2,845,864	4,000,515	5,559,677	7,377,525

Total revenues	$8,180,184	$9,623,589	$16,553,493	$18,622,214

Technology development operating loss	$(124,831)	$(681,371)	$(308,152)	$(1,485,907)
Products and licensing operating (loss)/income	(66,597)	471,197	(155,835)	377,292

Total operating loss	$(191,428)	$(210,174)	$(463,987)	$(1,108,615)

Depreciation, technology development	$116,214	$147,842	$257,794	$317,771
Depreciation, products and licensing	$62,001	$105,182	$130,369	$190,891
Amortization, technology development	$42,906	$75,861	$92,946	$125,948
Amortization, products and licensing	$22,891	$53,971	$47,004	$75,659

The table below presents assets for reportable segments:

	June 30, 2012	December 31, 2011

Total segment assets:
Technology development	$14,189,628	$14,427,172
Products and licensing	7,175,830	8,492,249

Total	$21,365,458	$22,919,421

Property plant and equipment, and intangible assets, Technology development	$2,000,414	$2,112,663

Property plant and equipment, and intangible assets, Products and licensing	$1,011,629	$1,243,574

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 65% and 59% of total consolidated revenues for the three months ended June 30, 2012 and 2011, respectively, and 68% and 61% of total consolidated revenues for the six months ended June 30, 2012 and 2011, respectively.

International revenues (customers outside the United States) accounted for approximately 15% and 11% of total consolidated revenues for the three months ended June 30, 2012 and 2011, respectively, and 14% and 15% for the six months ended June 30, 2012 and 2011, respectively.

6.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

In September 2011 we executed a non-cancelable $1.2 million purchase order for multiple shipments of tunable lasers to be delivered over a 12-month period beginning in 2012. At June 30, 2012, approximately $0.8 million of this commitment remained.

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

We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Revenues in this segment are currently largely derived from sales of test and measurement equipment for optical components and networks. Our Products and Licensing segment is also focused on two of our key strategic objectives. We are working to develop and commercialize our fiber optic shape sensing technology in the medical industry with the goal of supplying fiber optic shape sensing components for use in robotic and minimally invasive surgical systems. We are also working to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the composite materials industry. Our Products and Licensing segment revenues represented approximately 35% and 42% of our total revenues for the quarters ended June 30, 2012 and 2011, respectively. A breakdown of our operating loss by segment, as well as our total assets by segment, is provided in footnote 5 to our condensed consolidated financial statements included in this report.

Our Technology Development segment performs applied research for government funded projects and includes our secure computing and communications group, or SCC. Our Technology Development segment constituted approximately 65% and 58% of our total revenues for the quarters ended June 30, 2012 and 2011, respectively. SCC provides innovative solutions designed to secure critical technologies within the U.S. government. SCC conducts applied research and provides services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. SCC is focused on our strategic objective of developing a leading technology for ensuring the integrity of integrated circuits used in defense systems. Our Technology Development segment also performs applied research in the areas of sensing and materials. Most of the government funding in the part of our Technology Development segment outside of SCC is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues have decreased to $5.3 million for the quarter ended June 30, 2012, from $5.6 million for the same period in 2011.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $17.8 million at June 30, 2012, compared to $19.8 million at June 30, 2011.

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

We incurred net losses attributable to common stockholders of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively.

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

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales, commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 65% and 58% of our total revenues for the three months ended June 30, 2012 and 2011, respectively, and 66% and 60% of our total revenues for the six months ended June 30, 2012 and 2011, respectively.

Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 35% and 42% of our total revenues for the three months ended June 30, 2012 and 2011, respectively, and 34% and 40% of our total revenues for the six months ended June 30, 2012 and 2011, respectively.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

	Three months ended June 30,
	2012	2011	Change

Revenues:
Technology development revenues	$5,334,320	$5,623,074	$(288,754)	(5)%
Products and licensing revenues	2,845,864	4,000,515	(1,154,651)	(29)%

Total revenues	$8,180,184	$9,623,589	$(1,443,405)	(15)%

Revenues from our Technology Development segment decreased by $0.3 million during the second quarter of 2012 as compared to the prior year quarter, due primarily to revenue declines of $0.1 million, $0.2 million and $0.2 million, respectively, in our SCC, nano technology and materials groups. These declines were partially offset by revenue growth of $0.2 million in our optical systems group.

Our Products and Licensing segment revenues declined by $1.2 million during the second quarter of 2012 as compared to the prior year quarter, due to a $1.0 million decrease in sales of our fiber optic test and measurement equipment in the second quarter of 2012 as compared to the second quarter of 2011, resulting primarily from fewer orders of our OBR products, partially offset by increased sales of our ODiSI products. We also experienced a $0.2 million decline in product development work in the second quarter of 2012 as compared to the second quarter of 2011 due to reductions in the level of development activities for our commercial customers.

Cost of Revenues and Gross Profit

	Three months ended June 30,
	2012	2011	Change

Cost of revenues:
Technology development costs	$3,768,081	$4,194,442	$(426,361)	(10)%
Products and licensing costs	1,267,201	1,767,778	(500,577)	(28)%

Total cost of revenues	$5,035,282	$5,962,220	$(926,938)	(16)%

Gross Profit	$3,144,902	$3,661,369	$(516,467)	(14)%

The cost of our Technology Development segment revenues decreased due to decreases of $0.2 million in allocated overhead, $0.1 million in subcontractor work and $0.1 million in direct labor costs. The decrease in costs for our Products and Licensing segment of $0.5 million reflects a decrease in our product costs of $0.3 million, commensurate with our decline in sales volume and a decrease in our product development cost of $0.2 million.

Our resulting gross profit was $3.1 million for the quarter ended June 30, 2012, compared to $3.7 million for the corresponding quarter in 2011. This decline is attributable to both our decrease in revenue and corresponding decrease in costs.

Operating Expense

	Three months ended June 30,,
	2012	2011	Change
Operating expense:
Selling, general and administrative	$2,706,983	$3,251,073	$(544,090)	(17)%
Research, development, and engineering	629,347	620,470	8,877	1%

Total operating expense	$3,336,330	$3,871,543	$(535,213)	(14)%

Our selling, general and administrative costs decreased 17% during the second quarter of 2012 as compared to the same period in 2011. The decrease was primarily driven by a $0.4 million reduction in our legal expense, and costs associated with a threatened proxy contest in connection with our 2011 annual meeting of stockholders. Research, development, and engineering expense remained relatively unchanged during the three months ended June 30, 2012 compared to the same period in 2011.

Interest Income (Expense)

Interest expense for the three months ended June 30, 2012 was $74,000 compared to interest expense of $84,000 during the same period in 2011. The monthly average loan balance during the second quarter of 2012 was $4.5 million compared to $5.9 million for the same period in 2011. The lower average loan balance along with our lower average interest rate under the Silicon Valley Bank (“SVB”) credit facilities accounted for this decrease.

Other Income

During the three months ended June 30, 2012, we recognized $23,000 of other income as a result of the amortization of the discount on the Hansen debt, described in Note 3 to our condensed consolidated financial statements included in this report. This compares to other income of $22,000 from the amortization of debt discount during the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

	Six months ended June 30,
	2012	2011	Change

Revenues:
Technology development revenues	$10,993,816	$11,244,689	$(250,873)	(2)%
Products and licensing revenues	5,559,677	7,377,525	(1,817,848)	(25)%

Total revenues	$16,553,493	$18,622,214	$(2,068,721)	(11)%

Revenues in our Technology Development segment declined primarily due to decreases in revenue in our nano technology group of $0.4 million, our biomedical group of $0.2 million and our materials group of $0.1 million, which were partially offset by an increase in our optical systems group revenues of $0.4 million.

Revenues in our Products and Licensing segment decreased primarily due to a decrease in sales of our fiber optic test and measurement products of $1.4 million during the first half of 2012 compared to the same period in 2011, reflecting lower volume sales of our OBR products. In addition our product development revenue decreased $0.4 million due to reductions in contracted product development activities with our commercial customers.

Cost of Revenues

	Six months ended June 30,
	2012	2011	Change

Cost of revenues:
Technology development costs	$7,670,979	$8,280,608	$(609,629)	(7)%
Products and licensing costs	2,514,696	3,340,469	(825,773)	(25)%

Total cost of revenues	$10,185,675	$11,621,077	$(1,435,402)	(12)%

Gross Profit	$6,367,818	$7,001,137	$(633,319)	(9)%

The Technology Development segment’s cost of revenues decreased due primarily to a decrease in direct overhead of $0.5 million in this segment along with a decrease in direct labor of $0.2 million. The Products and Licensing segment’s cost of revenues decrease reflected the reduction in our product sales and product development during the first half of 2012.

Operating Expense

	Six months ended June 30,
	2012	2011	Change

Operating expense:
Selling, general and administrative	$5,517,494	$6,929,593	$(1,412,099)	(20)%
Research, development, and engineering	1,314,311	1,180,159	134,152	11%

Total operating expense	$6,831,805	$8,109,752	$(1,277,947)	(16)%

Selling, general and administrative expense decreased by $1.4 million due to a decrease in our stock compensation expense of $0.4 million associated with stock options that have fully vested, a decrease in consulting fees of $0.5 million associated with Dr. Kent Murphy’s consulting contract that has expired and with product development and marketing activities, and $0.4 million in legal and other expenses incurred with respect to the threatened proxy contest in 2011. Our research, development and engineering expense increased by $0.1 million due to an increased focus on internal product development.

Interest Income (Expense)

Interest expense for the six months ended June 30, 2012 was approximately $154,000 compared to interest expense of approximately $199,000 during the same period in 2011. The monthly average loan balance during the first half of 2012 was $4.7 million compared to $5.9 million for the same period in 2011. The lower average loan balance along with our lower average interest rate under the SVB credit facilities accounted for this decrease.

Liquidity and Capital Resources

At June 30, 2012, our total cash and cash equivalents were approximately $6.6 million.

We have a term loan with SVB which at June 30, 2012 had a balance of $4.5 million. This term loan matures on May 1, 2015. We also maintain a revolving line of credit of up to $1.0 million with SVB, under which no amounts are outstanding and the full borrowing capacity of $1.0 million remains available. The line of credit is currently scheduled to expire on May 17, 2014. The terms and conditions of our term loan and line of credit are described in Note 3 of our condensed consolidated financial statements included in this report.

We believe that our current cash balance, combined with our expected operating cash flows and the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Discussion of Cash Flows

Recent Activity

	Six months ended June 30,
	2012	2011	Change

Net cash provided by / (used in) operating activities	$(1,378,765)	$1,301,168	$(2,679,933)
Net cash used in investing activities	(179,579)	(373,686)	(194,107)
Net cash used in financing activities	(741,264)	(78,056)	(663,208)

Net change in cash	$(2,299,608)	$849,426	$(3,149,034)

During the first half of 2012, operations used $1.4 million of net cash, as compared to the same period in 2011 in which operations provided $1.3 million of net cash. In the first half of 2012, our net loss of $0.6 million and $2.3 million of net cash outflows from changes in operating assets and liabilities were offset by $1.5 million in non-cash expenses. The net cash outflows from changes in working capital of $2.3 million was primarily the result of a $1.2 million increase in accounts receivable during the first half of 2012, as sales in the second quarter were concentrated in the last month of the quarter and therefore not yet due for collection, and a $0.8 million decrease in accounts payable and accrued liabilities, driven principally by a reduction in accrued compensation. During the first half of 2011, our net loss of $1.3 million was offset by $2.0 million in non-cash expenses and $0.6 million net cash inflow from changes in operating assets and liabilities.

Our cash used in investing activities is composed solely of purchases of equipment and capitalized costs associated with the prosecution of patents. During the first half of 2012, we made $124,000 in equipment purchases, compared to $174,000 during the same period the prior year, and we incurred $56,000 in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform, compared to $200,000 in such costs during the same period the prior year.

Net cash used in financing activities during the first half of 2012 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.7 million as compared to $0.1 million for the same period last year. In May 2011, we received $6.0 million in term loan proceeds from SVB, which we used to repay the then outstanding balance on our revolving line of credit with SVB of $2.5 million and the then outstanding balance on our Hansen Note of approximately $3.0 million, which results in higher principal repayments each quarter. We also received $34,000 and $182,000 from the exercise of warrants and stock options during the six months ended June 30, 2012 and 2011, respectively.

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

We are exposed to interest rate fluctuations as a result of our term loan and line of credit with SVB each having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which has been the actual interest rate in effect since 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $4.5 million outstanding under the term loan as of June 30, 2012, an increase in the interest rate by one percentage point for one year would result in an increase in our annual interest expense of $37,000.

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

Foreign Currency Exchange Rate Risk

As of June 30, 2012, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In order to be eligible for SBIR contracts and grants, under current SBA rules we must be 51% owned and controlled by individuals who are U.S. citizens or permanent resident aliens. In the event our institutional ownership significantly increases, either because of increased buying by institutions or selling by individuals, we could lose eligibility for new SBIR contracts, public contracts, grants and other awards that are set aside for small businesses, including SBIR grants.

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2012, we had approximately 178 full-time employees. In determining whether we are affiliated with any other entity, the SBA will analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. We understand that the SBA is in the process of performing a formal size determination that will focus on whether or not Carilion is our affiliate. Although we do not believe that Carilion has the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its regulations, the SBA may conclude that a stockholder that is large compared to others has the power to control us and is our affiliate. If the SBA were to make a determination that we are affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR grants and other SBA contracts, public contracts, grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants.

In addition, it is possible that the sale of common stock in the future by our founder, Dr. Kent Murphy, could negatively affect the interpretation of SBA regulations on this question of affiliation, as well as possibly result in an increase in our institutional ownership. Dr. Murphy has advised us of his intent to exercise his right to require us to register his shares for resale in a registered offering on Form S-3. If Dr. Murphy pursues the registration of his shares, and sells a substantial portion of his shares to institutions or non-U.S. citizens, we may no longer meet the 51% ownership requirement described above, in which case we would become ineligible to receive SBIR contract awards. Moreover, if Dr. Murphy were to sell any portion of his shares without corresponding sales by Carilion, such sales may increase the likelihood that the SBA may conclude that Carilion is a stockholder that is large compared to others and hence has the power to control us and is our affiliate, in which case we would lose SBIR eligibility, as described above. The loss of our eligibility to receive SBIR awards would have a material adverse effect on our revenues, cash flows and ability to fund our growth.

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

Carilion, Dr. Kent Murphy and certain other stockholders have rights to require us, subject to certain conditions, to file one or more registration statements providing for the sale of up to an aggregate of approximately 6.4 million shares of our common stock, which number includes approximately 1.3 million shares of common stock issuable to Carilion upon conversion of shares of Series A Preferred Stock it currently holds, or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the issuance of these shares, they can generally be freely sold in the public market. Dr. Murphy currently owns approximately 2.8 million shares of our common stock and Carilion owns approximately 2.2 million shares of our common stock excluding approximately 1.3 million shares of common stock issuable upon conversion of Series A Preferred Stock also held by Carilion. Dr. Murphy has advised us of his intent to exercise his right to require us to register his shares for resale in a registered offering on Form S-3. If Dr. Murphy or Carilion pursues the registration of his or its shares for resale, as described above, we may also be obligated to register shares held by the other for resale pursuant to our Investor Rights Agreement. Sales of shares by Dr. Murphy or Carilion, or even the filing of a registration statement registering the resale of such shares, may have a material adverse effect on the market price of our stock.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 65% and 58% of our consolidated total revenues for the three months ended June 30, 2012 and 2011, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

Our contract research customer base includes government agencies, corporations and academic institutions. Our customers are not obligated to extend their agreements with us and may elect not to do so. Also, our customers’ priorities regarding funding for certain projects may change and funding resources may no longer be available at previous levels.

In addition to contract cancellations and changes in agency budgets, our future financial results may be adversely affected by curtailment of or restrictions on the U.S. government’s use of contract research providers, including curtailment due to government budget reductions and related fiscal matters or any legislation or resolution limiting the number or amount of awards we may receive. These or other factors could cause U.S. defense and other federal agencies to conduct research internally rather than through commercial research organizations or direct awards to other organizations, to reduce their overall contract research requirements or to exercise their rights to terminate contracts. Alternatively, the U.S. government may discontinue the SBIR program or its funding altogether. Also, pending regulations implementing the recently-enacted SBIR reauthorization will allow increased competition for SBIR awards from companies that may not have previously been eligible, such as those backed by venture capital firms. Any of these developments could limit our ability to obtain new contract awards and adversely affect our revenues, cash flows and ability to fund our growth.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that has continued into 2012. This slowing of the economy has reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the remainder of 2012 and beyond remains uncertain, and until there is a sustained economic recovery our revenues and results of operations could be negatively impacted.

We have a history of losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses and may never achieve or maintain profitability or positive cash flow.

We realized a consolidated net loss attributable to common stockholders of approximately $0.3 million and $0.3 million for the three months ended June 30, 2012 and 2011 respectively. We expect to continue to incur significant expenses as we expand our operations, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.

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

We primarily rely on third-party vendors for the manufacture of the specialized components used in our products. The highly specialized nature of our supply requirements poses risks that we may not be able to locate additional sources of the specialized components required in our business. For example, there are few manufacturers who produce the special lasers used in our optical test equipment. Our reliance on these vendors subjects us to a number of risks that could negatively affect our ability to manufacture our products and harm our business, including interruption of supply. Although we are now manufacturing tunable lasers in low-rate initial production, we expect our overall reliance on third-party vendors to continue. Any significant delay or interruption in the supply of components, or our inability to obtain substitute components or materials from alternate sources at acceptable prices and in a timely manner could impair our ability to meet the demand of our customers and could harm our business.

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

In the past, we produced most of our products on a custom order basis rather than pursuant to large contracts that require production on a large volume basis. Accordingly, other than the commercial manufacture of products by our Products and Licensing segment, we have no experience manufacturing products in large volumes. Because our experience in large scale manufacturing is limited, we may encounter unforeseen difficulties in our efforts to manufacture other products or materials in commercial quantities or have to rely on third-party contractors over which we may not have direct control to manufacture our products. We may also encounter difficulties and delays in manufacturing our products for any of the following reasons:

•	we may need to expand our manufacturing operations, and our production processes may have to change to accommodate this growth;

•	to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for the assembly and testing operations;

•	we might have to sub-contract to outside manufacturers which might limit our control of costs and processes; and

•	our manufacturing operations may have to comply with government or customer-mandated specifications.

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

Certain of our current and potential products could require regulatory clearances or approvals prior to commercialization. In particular, any Trimetasphere® nanomaterial-based MRI contrast agent is likely to be considered a drug under the Federal Food, Drug and Cosmetic Act, or FDC Act, and our EDAC® ultrasound diagnostic devices for measuring certain medical conditions will be considered medical devices under the FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the U.S. Food and Drug Administration, or FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries.

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

Medical products are subject to various international regulatory processes and approval requirements. If we do not obtain and maintain the necessary international regulatory approvals for any such potential products, we may not be able to market and sell our medical products in foreign countries.

To be able to market and sell medical products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and we cannot be certain that we will have the resources to be able to pursue such approvals or whether we would receive regulatory approvals in any foreign country in which we plan to market our products. For example, the European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union, which we have not yet obtained and may never obtain. If we fail to obtain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

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

Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, protection of certain of our intellectual property may be unavailable or limited in the United States or in foreign countries, and we have not sought to obtain foreign patent protection for certain of our products or technologies due to cost, concerns about enforceability or other reasons. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, or circumvented, and the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, and in the case of certain products no foreign patents were filed or can be filed. This could make it easier for competitors to capture or increase their market share with respect to related technologies. We could incur substantial costs to bring suits in which we may assert our patent rights against others or defend ourselves in suits brought against us. An unfavorable outcome of any litigation could have a material adverse effect on our business and results of operations.

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

•

sales of our common stock by our significant stockholders, or the perception that such sales may occur, including as a result of the registration for resale of shares of common stock owned by Dr. Kent Murphy and/or Carilion Clinic;

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

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class litigation also often follows certain significant business transactions, such as the sale of a business division or a change in control transaction. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities during the Three-Month Period Ended June 30, 2012

Common Stock Dividend Payable to Carilion

The Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2012, the Series A Preferred Stock issued to Carilion has accrued $548,973 in dividends. The accrued dividend as of June 30, 2012 will be paid by the issuance of 195,587 shares of the Company’s common stock, which the Company will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

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

Luna Innovations Incorporated

Date: August 9, 2012	By:	/s/ Dale Messick
Dale Messick

Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Development Agreement dated effective April 25, 2012, by and between Luna Innovations Incorporated and Philips Healthcare, acting through Philips Medical Systems Nederland BV.

10.2(1)	Third Loan Modification Agreement, dated effective as of May 17, 2012, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (10.1)

10.3	Fourth Amendment to Commercial Lease dated as of April 15, 2012 by and between Luna Innovations Incorporated and Canvasback Real Estate and Investments, LLC

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on July 11, 2012. The number in parentheses indicates the corresponding exhibit number in such Form 8-K.
*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.