Form 10-Q/A
period 2012-06-30
LUNA INNOVATIONS INC
filed 2012-08-10
CIK 1239819

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Report”), filed on August 9, 2012, is being filed solely to file Exhibit 10.1, which was inadvertently omitted from the Report. No other changes have been made to the Report.

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

Luna Innovations Incorporated

Date: August 10, 2012	By:	/s/ Dale E. Messick
Dale E. Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Development Agreement dated effective April 25, 2012, by and between Luna Innovations Incorporated and Philips Healthcare, acting through Philips Medical Systems Nederland BV.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.