Form 10-Q
period 2012-09-30
LUNA INNOVATIONS INC
filed 2012-11-08
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2012, there were 14,008,869 shares of the registrant’s common stock outstanding.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,722,311	$8,939,127
Accounts receivable, net	7,729,108	5,958,086
Inventory, net	3,569,999	3,330,773
Prepaid expenses	962,612	1,071,438
Other current assets	36,717	35,717

Total current assets	19,020,747	19,335,141
Property and equipment, net	2,470,723	2,816,674
Intangible assets, net	449,477	539,563
Other assets	171,668	228,043

Total assets	$22,112,615	$22,919,421

Liabilities and stockholders’ equity
Liabilities:
Current Liabilities
Current portion of long term debt obligation	$1,625,000	$1,625,000
Current portion of capital lease obligation	53,288	50,949
Accounts payable	2,357,536	1,656,602
Accrued liabilities	2,927,932	3,612,193
Deferred credits	1,103,353	1,462,603

Total current liabilities	8,067,109	8,407,347
Long-term debt obligation	2,500,000	3,625,000
Long-term lease obligation	142,745	183,008

Total liabilities	10,709,854	12,215,355

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 14,005,851 and 13,812,490 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	14,221	13,969
Additional paid-in capital	60,880,410	59,289,516
Accumulated deficit	(49,493,192)	(48,600,741)

Total stockholders’ equity	11,402,761	10,704,066

Total liabilities and stockholders’ equity	$22,112,615	$22,919,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$4,874,826	$6,161,826	$15,868,642	$17,406,515
Products and licensing revenues	3,155,953	2,681,184	8,715,630	10,058,709

Total revenues	8,030,779	8,843,010	24,584,272	27,465,224

Cost of revenues:
Technology development costs	3,577,476	3,630,163	11,248,453	11,910,771
Products and licensing costs	1,307,285	1,719,039	3,821,980	5,059,507

Total cost of revenues	4,884,761	5,349,202	15,070,433	16,970,278

Gross Profit	3,146,018	3,493,808	9,513,839	10,494,946

Operating expense:
Selling, general and administrative	2,665,454	2,303,325	8,183,632	9,340,545
Research, development, and engineering	654,566	877,741	1,968,877	1,950,275

Total operating expense	3,320,020	3,181,066	10,152,509	11,290,820

Operating (loss)/Income	(174,002)	312,742	(638,670)	(795,874)

Other income/(expense):
Other income, net	37,866	21,953	85,083	57,793
Interest expense	(68,455)	(91,908)	(222,473)	(290,634)

Total other expense	(30,589)	(69,955)	(137,390)	(232,841)

Income /(Loss) before income taxes	(204,591)	242,787	(776,060)	(1,028,715)
Income tax expense	15,618	287	21,417	10,307

Net Income /(loss)	(220,209)	242,500	(797,477)	(1,039,022)

Preferred stock dividend	34,095	20,616	94,974	94,952

Net Income /(loss) attributable to common stockholders	$(254,304)	$221,884	$(892,451)	$(1,133,974)

Net loss per share:
Basic	$(0.02)	$0.02	$(0.06)	$(0.08)
Diluted	(0.02)	$0.01	(0.06)	(0.08)
Weighted average shares:
Basic	13,939,938	13,669,724	13,903,809	13,598,249
Diluted	13,939,938	15,898,639	13,903,809	13,598,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2012	2011
	(unaudited)
Cash flows (used in)/provided by operating activities
Net loss	$(797,477)	$(1,039,022)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation and amortization	814,498	1,042,700
Share-based compensation	1,411,672	1,737,220
Warrant expense	52,889	41,752
Change in assets and liabilities:
Accounts receivable	(1,771,022)	(239,167)
Inventory	(243,565)	(463,666)
Other current assets	107,826	(174,249)
Other assets	56,375	56,375
Accounts payable and accrued expenses	(36,216)	(223,648)
Deferred credits	(359,250)	(174,040)

Net cash (used in)/provided by operating activities	(764,270)	564,255

Cash flows used in investing activities
Acquisition of property and equipment	(242,396)	(289,777)
Intangible property costs	(131,727)	(272,741)

Net cash used in investing activities	(374,123)	(562,518)

Cash flows used in financing activities
Payments on capital lease obligations	(37,924)	(30,115)
Proceeds from debt obligations	—	6,000,000
Payment of debt obligations	(1,125,000)	(6,617,393)
Proceeds from the exercise of options and warrants	84,501	262,641

Net cash used in financing activities	(1,078,423)	(384,867)

Net change in cash	(2,216,816)	(383,130)
Cash and cash equivalents—beginning of period	8,939,127	7,216,580

Cash and cash equivalents—end of period	$6,722,311	$6,833,450

Supplemental disclosure of cash flow information
Cash paid for interest	$217,812	$184,229
Dividend on preferred stock, 59,469 shares of common stock issuable at September 30, 2012 and 2011	$94,974	$94,952
Property and equipment financed by capital leases	$—	$274,145
Cash paid for income taxes	$15,618	$10,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic test & measurement, sensing, and instrumentation products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the telecommunications, medical, composite and defense industries. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment, and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from 2005 through the nine months ended September 30, 2012, attributable to our operations and other charges. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital markets transactions. For the three months ended September 30, 2012, we experienced positive cash flow from operations of $0.6 million and overall positive cash flow of $0.1 million during that period. For the nine months ended September 30, 2012, we experienced negative cash flow from operations of $0.8 million and an overall negative cash flow of $2.2 million during that period.

Since the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets may be limited. Economic and market conditions may not improve significantly during the remainder of 2012 and into 2013 and could get worse.

Although there can be no guarantees, we believe that our current cash balance, in addition to the funds available to us under the Credit Facilities described in Note 3 below, will provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Net Income/(Loss) per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted net income/(loss) per share would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

For the three and nine months ended September 30, 2012 we had a total of 7,002,200 and 6,896,405 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options), respectively, all of which are anti-dilutive. For the three months ended September 30, 2011 we had a total of 6,975,633 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options), of which 2,228,916 were dilutive and 4,746,717 were anti-dilutive. For the nine months ended September 30, 2011 we had a total of 6,144,661 common stock equivalents (which include conversion of preferred stock, outstanding warrants and stock options) which were anti-dilutive. In those reporting periods in which we have a net loss, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had we had net income plus the number of common stock equivalents that would be anti-dilutive had we had net income.

Share-Based Compensation

We recognize share-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. We have elected to use the Black-Scholes option pricing model to value any awards granted.

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

The fair value of each option granted during the nine months ended September 30, 2012 and 2011 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Risk-free interest rate	1.18 – 1.49%	2.29 – 2.81%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	108%	111%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the nine months ended September 30, 2012:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Balance, December 31, 2011	4,641,039	$0.35 – $ 6.74	$2.23	$1,509,270	3,206,994	$2.23	$1,258,740
Granted	896,381	$1.40 – 1.75	$1.67
Exercised	(179,273)	$0.35 – 0.82	$0.36
Canceled	(60,636)	$0.65 – 5.50	$1.91

Balance, September 30, 2012	5,297,511	$0.35 – 6.74	$2.20	$1,177,163	3,575,182	$2.37	$1,016,110

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our Common Stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At September 30, 2012, the outstanding stock options to purchase an aggregate of 5,297,511 shares had a weighted-average remaining contractual term of 6.6 years, and the exercisable stock options to purchase an aggregate of 3,575,182 shares had a weighted-average remaining contractual term of 5.5 years.

For the three months ended September 30, 2012 and 2011, we recognized $483,000 and $462,000, respectively, and for the nine months ended September 30, 2012 and 2011, we recognized $1,412,000 and $1,737,000, respectively, in share-based compensation expense, which is included in our selling, general and administrative expenses in the accompanying consolidated financial statements. We expect to recognize $2.3 million in share-based compensation expense over the remaining requisite service period of five years for stock options outstanding as of September 30, 2012.

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

Components of inventory are as follows:

	September 30, 2012	December 31, 2011
Finished goods	$556,841	$531,418
Work-in-process	230,127	210,459
Parts	2,945,707	2,739,335

	3,732,675	3,481,212
Less: Inventory reserves	162,676	150,439

Total inventory, net	$3,569,999	$3,330,773

3.	Debt

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

The Credit Facilities require us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. As of September 30, 2012, we were in compliance with all covenants.

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

The balance under the Term Loan at September 30, 2012 was $4.1 million, of which $2.5 million was classified as long-term and $1.6 million was classified as short-term. No amounts were outstanding under the Line of Credit at September 30, 2012, and the $1.0 million remains available.

Note Payable to Hansen Medical, Inc.

In January 2010, we issued to Hansen Medical, Inc. (“Hansen”) a note (the “Hansen Note”) in the original principal amount of $5.0 million, which was subordinated to our obligations to SVB. The Hansen Note bore interest at a fixed rate of 8.5% and was secured by substantially all of our assets. On May 23, 2011, in connection with the Second Loan Modification Agreement with SVB, we repaid the Hansen Note in full. We and Hansen agreed upon a final payoff in the amount of approximately $3.0 million as payment in full for all principal and accrued interest under the Hansen Note, which represented a $190,000 discount from the then outstanding balance. The discount will be amortized into income over the remaining life of our Development and Supply Agreement with Hansen. At September 30, 2012, there was approximately $62,000 remaining in deferred credits to be amortized. Upon receipt of this final payment, all security interests in our assets held by Hansen as collateral for our obligations under the Hansen Note were terminated and released.

4.	Capital Stock and Additional Paid-in Capital

The following details our equity transactions during the nine months ended September 30, 2012:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2011	1,321,514	$1,322	13,812,490	$13,969	$59,289,516

Exercise of stock options	—	—	179,270	179	64,321

Share-based compensation	—	—	—	—	1,411,672

Stock dividends to Carilion Clinic(1)	—	—	—	59	94,915
Issuance of common stock other (2)	—	—	14,091	14	19,986

Balances, September 30, 2012	1,321,514	$1,322	14,005,851	$14,221	$60,880,410

(1)	The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to September 30, 2012. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2012, the Series A Preferred Stock issued to Carilion has accrued $583,070 in dividends. The accrued and unpaid dividends as of September 30, 2012 will be paid by the issuance of 215,410 shares of our common stock upon Carilion’s written request.
(2)	Represents shares of common stock issued to one director in lieu of cash fees for committee chairmanship.

5.	Operating Segments

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

Through September 30, 2012, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2012).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Revenues:
Technology development revenues	$4,874,826	$6,161,826	$15,868,642	$17,406,515
Products and licensing revenues	3,155,953	2,681,184	8,715,630	10,058,709

Total revenues	$8,030,779	$8,843,010	$24,584,272	$27,465,224

Technology development operating Income/(loss)	$(345,777)	$548,027	$(662,048)	$(996,831)
Products and licensing operating (loss)/income	171,775	(235,285)	23,378	200,957

Total operating loss	$(174,002)	$312,742	$(638,670)	$(795,874)

Depreciation, technology development	$167,478	$170,833	$520,668	$477,774

Depreciation, products and licensing	$37,046	$78,098	$72,017	$279,819
Amortization, technology development	$24,405	$57,303	$56,341	$179,802

Amortization, products and licensing	$57,458	$26,197	$165,472	$105,305

The table below presents assets for reportable segments:

	September 30, 2012	December 31, 2011

Total segment assets:
Technology development	$14,273,238	$14,427,172
Products and licensing	7,839,377	8,492,249

Total	$22,112,615	$22,919,421

Property plant and equipment, and intangible assets, Technology development	$1,884,929	$2,112,663

Property plant and equipment, and intangible assets, Products and licensing	$1,035,271	$1,243,574

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 66% and 70% of total consolidated revenues for the three months ended September 30, 2012 and 2011, respectively, and 66% and 64% of total consolidated revenues for the nine months ended September 30, 2012 and 2011, respectively.

International revenues (customers outside the United States) accounted for approximately 17% and 6% of total consolidated revenues for the three months ended September 30, 2012 and 2011, respectively, and 15% and 12% for the nine months ended September 30, 2012 and 2011, respectively.

6.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

In September 2011 we executed a non-cancelable $1.2 million purchase order for multiple shipments of tunable lasers to be delivered over a 12-month period beginning in 2012. At September 30, 2012, approximately $0.4 million of this commitment remained.

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

We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Revenues in this segment are currently largely derived from sales of test and measurement equipment for optical components and networks. Our Products and Licensing segment is also focused on two of our key strategic objectives. We are working to develop and commercialize our fiber optic shape sensing technology in the medical industry with the goal of supplying fiber optic shape sensing components for use in robotic and minimally invasive surgical systems. We are also working to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the composite materials industry. Our Products and Licensing segment revenues represented approximately 39% and 30% of our total revenues for the quarters ended September 30, 2012 and 2011, respectively. A breakdown of our operating loss by segment, as well as our total assets by segment, is provided in footnote 5 to our condensed consolidated financial statements included in this report.

Our Technology Development segment performs applied research for government funded projects and includes our secure computing and communications group, or SCC. Our Technology Development segment constituted approximately 61% and 70% of our total revenues for the quarters ended September 30, 2012 and 2011, respectively. SCC provides innovative solutions designed to secure critical technologies within the U.S. government. SCC conducts applied research and provides services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. SCC is focused on our strategic objective of developing a leading technology for ensuring the integrity of integrated circuits used in defense systems. Our Technology Development segment also performs applied research in the areas of sensing and materials. Most of the government funding in the part of our Technology Development segment outside of SCC is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues have decreased to $4.9 million for the quarter ended September 30, 2012, from $6.2 million for the same period in 2011, due primarily to an increase in our SCC group’s 2011 revenue from four short duration contracts being won and completed during the quarter.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $17.5 million at September 30, 2012, compared to $24.5 million at September 30, 2011, due primarily to a lower acceptance rate in our Optical Systems Group.

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

We incurred net losses attributable to common stockholders of approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

We may incur increasing expenses as we expand our business, including expenses for research and development, sales and marketing and manufacturing capabilities. We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, the potential for amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial.

Global economic conditions have experienced a significant prolonged downturn and remain uncertain. This slowing of the economy has reduced the financial capacities of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the remainder of 2012 and into 2013 remains uncertain.

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales, commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 61% and 70% of our total revenues for the three months ended September 30, 2012 and 2011, respectively, and 65% and 63% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively.

Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 39% and 30% of our total revenues for the three months ended September 30, 2012 and 2011, respectively, and 35% and 37% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively.

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

Interest Income/Expense

Interest expense is composed of interest paid under our bank loans and, for the periods prior to our repayment of the note in May 2011, the convertible promissory note issued to Hansen Medical, Inc., as well as interest accrued on our capital lease obligations. Interest income includes amounts earned on our cash deposits with financial institutions.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

	Three months ended September 30,
	2012	2011	Change

Revenues:
Technology development revenues	$4,874,826	$6,161,826	$(1,287,000)	(21)%
Products and licensing revenues	3,155,953	2,681,184	474,769	18%

Total revenues	$8,030,779	$8,843,010	$(812,231)	(9)%

Revenues from our Technology Development segment decreased by $1.3 million during the third quarter of 2012 as compared to the prior year quarter, due primarily to revenue decline of $0.9 million in our SCC group, which won and completed four short-duration contracts during the third quarter of 2011, which generated revenue of $0.8 million and which did not recur during 2012. In addition, revenue of our materials systems group declined by $0.3 million due to an unusually high amount of subcontract work toward the end of the third quarter of 2011, which led to a higher than expected revenue during that quarter.

Our Products and Licensing segment revenues increased by $0.5 million during the third quarter of 2012 as compared to the prior year quarter, primarily due to sales of our recently launched ODiSI products for measuring strain using optical fiber as a sensor.

Cost of Revenues and Gross Profit

	Three months ended September 30,
	2012	2011	Change

Cost of revenues:
Technology development costs	$3,577,476	$3,630,163	$(52,687)	(1)%
Products and licensing costs	1,307,285	1,719,039	(411,754)	(24)%

Total cost of revenues	$4,884,761	$5,349,202	$(464,441)	(9)%

Gross Profit	$3,146,018	$3,493,808	$(347,790)	(10)%

The cost of our Technology Development segment revenues decreased only slightly for the third quarter of 2012 compared to the same period in 2011, while the corresponding revenues in this segment decreased 21% over the same period. The additional $0.8 million of revenue generated by SCC in the third quarter of 2011, described above, did not require significant incremental costs; therefore the reduction in SCC revenue in the third quarter of 2012 did not result in a corresponding expense reduction. In addition, approximately $0.4 million of internal research and development costs incurred during the three months ended September 30, 2011 that would have normally have been included in technology development cost of revenues were instead directed toward internal research and development projects in the SCC group and were therefore expensed as research, development and engineering expense in the third quarter of 2011. We did not have a corresponding amount of internal development expense in SCC in the third quarter of 2012. Our Products and Licensing segment cost of revenues decreased $0.4 million from the third quarter of 2011 to the third quarter of 2012 due to a reduction in development revenue for some of our medical shape sensing applications.

Our resulting gross profit was $3.1 million for the quarter ended September 30, 2012, compared to $3.5 million for the corresponding quarter in 2011. This decline is attributable to both our decrease in revenue and corresponding decrease in costs.

Operating Expense

	Three months ended September 30,
	2012	2011	Change
Operating expense:
Selling, general and administrative	$2,665,454	$2,203,325	$362,129	16%
Research, development, and engineering	654,566	877,741	(223,175)	(25)%

Total operating expense	$3,320,020	$3,081,066	$238,954	8%

Our selling, general and administrative expense increased $0.4 million, or 16%, during the third quarter of 2012 as compared to the same period in 2011. The increase was primarily driven by an increase in commissions paid to third-party product representatives. Research, development, and engineering expense decreased $0.2 million, or 25%, during the three months ended September 30, 2012 compared to the same period in 2011. This decrease was primarily due to the decrease in internal research and development projects within our SCC group, as described above, partially offset by an increase in engineering expenses due to a decline in contract development contracts, which resulted in less of our funded engineering cost being allocated to cost of revenues.

Interest Income (Expense)

Interest expense for the three months ended September 30, 2012 was $68,000 compared to interest expense of $92,000 during the same period in 2011. The monthly average loan balance during the third quarter of 2012 was $4.2 million compared to $5.7 million for the same period in 2011. The lower average loan balance accounted for this decrease.

Other Income

During the three months ended September 30, 2012, we recognized a total of $38,000 of other income, primarily the result of $23,000 in amortization of the discount on the Hansen debt, described in Note 3 to our condensed consolidated financial statements included in this report. This compares to other income of $22,000 from the amortization of debt discount during the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

	Nine months ended September 30,
	2012	2011	Change

Revenues:
Technology development revenues	$15,868,642	$17,406,515	$(1,537,873)	(9)%
Products and licensing revenues	8,715,630	10,058,709	(1,343,079)	(13)%

Total revenues	$24,584,272	$27,465,224	$(2,880,952)	(10)%

Revenues in our Technology Development segment declined primarily due to decreases in revenue in our SCC group, which decrease was due to $1.2 million of revenue from short-duration contracts performed in the second and third quarters of 2011 (including the $0.8 million recognized in the third quarter, as described above), which did not recur in 2012.

Revenues in our Products and Licensing segment decreased primarily due to a $0.5 million decrease in sales of our fiber optic test and measurement products during the first three quarters of 2012, compared to the same period in 2011, reflecting lower volume sales of our OBR products. In addition, our product development revenue decreased $0.9 million due to reductions in contracted product development activities with our commercial customers.

Cost of Revenues

	Nine months ended September 30,
	2012	2011	Change

Cost of revenues:
Technology development costs	$11,248,453	$11,910,771	$(662,318)	(6)%
Products and licensing costs	3,821,980	5,059,507	(1,237,527)	(24)%

Total cost of revenues	$15,070,433	$16,970,278	$(1,899,845)	(11)%

Gross Profit	$9,513,839	$10,494,946	$(981,107)	(9)%

The Technology Development segment’s cost of revenues decreased to a lesser degree than revenue in the first three quarters of 2012 as compared to the same period in 2011, due to the revenue decline in SCC having lower associated costs than our normal technology development contracts. In addition, approximately $0.4 million of internal research and development costs incurred during the first three quarters of 2011 that would normally have been included in technology development cost of revenues were instead directed toward internal research and development projects in the SCC group and were therefore expensed as research, development and engineering expense in the first three quarters of 2011. We did not have a corresponding amount of internal development expense in SCC in the first three quarters of 2012 and, therefore, these costs were allocated to technology development cost of revenues The decrease in Products and Licensing segment’s cost of revenues in the first three quarters of 2012 as compared to the same period in 2011 corresponded with a reduction in our product sales and product development during the first three quarters of 2012.

Operating Expense

	Nine months ended September 30,
	2012	2011	Change

Operating expense:
Selling, general and administrative	$8,183,632	$9,340,545	$(1,156,913)	(12)%
Research, development, and engineering	1,968,877	1,950,275	18,602	1%

Total operating expense	$10,152,509	$11,290,820	$(1,138,311)	(10)%

In the first three quarters of 2012, selling, general and administrative expense decreased by $1.2 million as compared to the same period in 2011, primarily due to a decrease in our share-based compensation expense of $0.3 million associated with stock options that have fully vested, a decrease in consulting fees of $0.3 million associated with Dr. Kent Murphy’s consulting contract that has expired, and the non-recurrence of $0.4 million in legal and other expenses incurred with respect to the threatened proxy contest in 2011. We also had a $0.3 million decrease in incentive compensation and recruiting fees in the first three quarters of 2012 compared to the prior year period. Our research, development and engineering expense has remained relatively flat during the first three quarters of 2012 compared to the same period in 2011.

Interest Income (Expense)

Interest expense for the nine months ended September 30, 2012 was approximately $222,000 compared to interest expense of approximately $291,000 during the same period in 2011. The monthly average loan balance during the first three quarters of 2012 was $4.5 million compared to $5.9 million for the same period in 2011. The lower average loan balance along with our lower average interest rate under the SVB credit facilities accounted for this decrease.

Liquidity and Capital Resources

At September 30, 2012, our total cash and cash equivalents were approximately $6.7 million.

We have a term loan with SVB, which at September 30, 2012 had a balance of $4.1 million. This term loan matures on May 1, 2015. We also maintain a revolving line of credit of up to $1.0 million with SVB, under which no amounts are outstanding and the full borrowing capacity of $1.0 million remains available. The line of credit is currently scheduled to expire on May 17, 2014. The terms and conditions of our term loan and line of credit are described in Note 3 of our condensed consolidated financial statements included in this report.

We believe that our current cash balance, combined with our expected operating cash flows and the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Discussion of Cash Flows

Recent Activity

	Nine months ended September 30,
	2012	2011	Change

Net cash provided by / (used in) operating activities	$(764,270)	$564,255	$(1,328,525)
Net cash used in investing activities	(374,123)	(562,518)	188,395
Net cash used in financing activities	(1,078,423)	(384,867)	(693,556)

Net change in cash	$(2,216,816)	$(383,130)	$(1,833,686)

During the first three quarters of 2012, operations used $0.8 million of net cash, as compared to the same period in 2011 in which operations provided $0.6 million of net cash. In the first three quarters of 2012, our net loss of $0.8 million and $2.2 million of net cash outflows from changes in operating assets and liabilities were offset by $2.3 million in non-cash expenses. The net cash outflows from changes in working capital of $2.2 million was primarily the result of a $1.8 million increase in accounts receivable during the first three quarters of 2012, as sales in the third quarter were concentrated later in the quarter and therefore not yet due for collection. During the first three quarters of 2011, our net loss of $1.0 million was offset by $2.8 million in non-cash expenses and $1.2 million in net cash outflows from changes in operating assets and liabilities.

Our cash used in investing activities is composed solely of purchases of equipment and capitalized costs associated with the prosecution of patents. During the first three quarters of 2012, we made $243,000 in equipment purchases, compared to $290,000 during the same period of the prior year, and we incurred $132,000 in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform, compared to $273,000 in such costs during the same period of the prior year.

Net cash used in financing activities during the first three quarters of 2012 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $1.1 million as compared to $0.4 million for the same period last year. In May 2011, we received $6.0 million in term loan proceeds from SVB, which we used to repay the then outstanding balance on our revolving line of credit with SVB of $2.5 million and the then outstanding balance on our Hansen Note of approximately $3.0 million, which results in higher principal repayments each quarter. We also received $85,000 and $263,000 from the exercise of warrants and stock options during the nine months ended September 30, 2012 and 2011, respectively.

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

We are exposed to interest rate fluctuations as a result of our term loan and line of credit with SVB each having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which has been the actual interest rate in effect since 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $4.1 million outstanding under the term loan as of September 30, 2012, an increase in the interest rate by one percentage point for one year would result in an increase in our annual interest expense of $33,000.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in our credit quality, composition of our balance sheet and other business developments that could affect our interest rate exposure. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Foreign Currency Exchange Rate Risk

As of September 30, 2012, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2012, we had approximately 174 full-time employees. In determining whether we are affiliated with any other entity, the SBA will analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. We understand that the SBA is in the process of performing a formal size determination that will focus on whether or not Carilion is our affiliate. Although we do not believe that Carilion has the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its regulations, the SBA may conclude that a stockholder that is large compared to others has the power to control us and is our affiliate. If the SBA were to make a determination that we are affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR grants and other SBA contracts, public contracts, grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 61% and 70% of our consolidated total revenues for the three months ended September 30, 2012 and 2011, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

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

We realized a consolidated net loss attributable to common stockholders of $0.9 million, $1.5 million and $3.0 million, for the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, respectively. We expect to continue to incur significant expenses as we expand our operations, including increased expenses for research and development, sales and marketing, manufacturing, finance and accounting personnel and expenses associated with being a public company. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.

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

(a) Unregistered Sales of Equity Securities during the Three-Month Period Ended September 30, 2012

Common Stock Dividend Payable to Carilion

In January 2010, we issued 1,321,514 shares of Series A Preferred Stock to Carilion Clinic in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) of the Securities Act. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2012, the Series A Preferred Stock issued to Carilion has accrued $583,070 in dividends. The accrued dividend as of September 30, 2012 will be paid by the issuance of 215,410 shares of the Company’s common stock, which the Company will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

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

Luna Innovations Incorporated

Date: November 8, 2012	By:	/s/ Dale Messick
Dale Messick

Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Third Loan Modification Agreement, dated effective as of May 17, 2012, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (10.1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on July 11, 2012. The number in parentheses indicates the corresponding exhibit number in such Form 8-K.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.