Form 10-K
period 2012-12-31
LUNA INNOVATIONS INC
filed 2013-03-29
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, based upon the closing price of Common Stock on such date as reported by the NASDAQ Capital Market, was approximately $11.6 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 14, 2013 there were 14,014,032 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to its 2013 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2012, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, (“SEC”). Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.

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

Our corporate strategy focuses on two key objectives for growth as we seek to commercialize our technologies:

•	Develop and become the leading supplier of fiber optic shape sensing technology for robotic and minimally invasive surgical systems.

•	Become the leading provider of fiber optic sensing systems and standard test methods for composite materials.

We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic test and measurement, sensing, and instrumentation products. Revenues in this segment are currently largely derived from sales of test and measurement equipment for optical components and networks. Our Products and Licensing segment is also focused on our key strategic objectives. We are working to develop and commercialize our fiber optic shape sensing technology in the medical industry with the goal of supplying fiber optic shape sensing components for use in robotic and minimally invasive surgical systems. We are also working to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the composite materials industry. Our Products and Licensing segment revenues represented approximately 35%, 37% and 35% of our total revenues for the years ended December 31, 2010, 2011 and 2012, respectively.

Our Technology Development segment performs applied research principally in the areas of sensing and materials. Our Technology Development segment comprised approximately 65%, 63% and 65% of our total revenues for the years ended December 31, 2010, 2011 and 2012, respectively. Historically, this segment also included our secure computing and communications group (“SCC”), which focused on technologies for ensuring the integrity of integrated circuits used in defense systems. On March 1, 2013, we sold the assets associated with SCC to MacAulay-Brown, Inc. (“Mac-B”), another defense contractor. Most of the government funding for our Technology Development segment outside of SCC is derived from the Small Business Innovation Research, (“SBIR”), program coordinated by the U.S. Small Business Administration, (“SBA”). Our SBIR research is focused on technological areas with commercial potential and we strive to commercialize any resulting scientific advancements. For the year ended December 31, 2012, approximately 47% of our revenues were generated under the SBIR program, compared to 46% in 2011 and 40% in 2010.

For the year ended December 31, 2012, approximately 67% of our revenues were derived from the U.S. government, compared to 64% in 2011 and 65% in 2010.

Products and Licensing

In our Products and Licensing segment we have a history of marketing numerous fiber optic test and measurement products with a primary focus on the telecommunications industry. We are also pursuing our strategic goal of becoming a leading provider of fiber optic sensing systems and standard test methods for composite materials through the introduction of our Optical Distributed Sensor Interrogator (“ODiSI”) product, which we believe represents a significant improvement over our previous products that serve this market. Our Products and Licensing segment is also performing the customer-driven development work to help accomplish our strategic goal of becoming the leading supplier of fiber optic shape sensing technology for robotic and minimally invasive surgical systems. Our Products and Licensing segment includes approximately 40 full-time employees. Our primary product lines and development services in this segment are described in more detail below.

Test & Measurement, Sensing, and Instrumentation Products

Test and Measurement Equipment for Fiber Optic Components and Sub-Assemblies

Our product lines in the test and measurement domain include our Optical Vector Analyzer, (“OVA”), our Optical Backscatter Reflectometer, (“OBR”), and the Phoenix family of tunable lasers.

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

Our OBR is a highly sensitive diagnostic device which has application in the telecommunications industry and flexibility to provide measurements in various other applications. Our OBR allows data and telecommunications companies and the service providers who maintain their own fiber optic networks to reduce test time and improve product quality. Our OBR provides the ability to inspect fiber networks with higher resolution and better sensitivity than is possible with other existing test products. Its user-friendly graphical user interface also makes the OBR product suitable for both research and manufacturing applications. The OBR gives end users a very high resolution view that is similar to an “X-Ray” into the inner workings of a fiber optic network. The OBR also has a feature that allows users to turn standard optical fiber into multiple sensors that could be used in a variety of temperature measurement and monitoring applications including power generation: civil structure monitoring; industrial process control; component-level heating in optical amplifiers; strain and load distribution measurements of aircraft harnesses; and temperature monitoring inside telecommunications cabinets and enclosures.

ODiSI Sensing Solution; Distributed Sensing Systems

In 2011, we launched our new sensing platform called ODiSI. It provides fully distributed strain or temperature measurements and delivers an extraordinary amount of data by using an optical fiber as a continuous sensor over up to 50 meters of surface. Compared to traditional sensing methods, such as strain gages, this technology provides greater insight into the performance, tolerances and failure mechanisms of structures and vehicles. We believe the technology can provide exceptional value to the composites manufacturing market, particularly in aerospace and green energy applications.

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

Tunable Lasers

We have acquired the rights to manufacture a line of swept tunable lasers to allow us to compete more effectively in our existing fiber optic test and measurement as well as sensing markets. This laser is in production, and this technology is being integrated into current and new products to help us provide our customers with faster, more flexible and cost-effective test and measurement products. The laser has desirable properties in the quality of the laser light produced, the speed at which it can operate, the small size of the package, and the environmental conditions in which it can operate. We believe that these traits make it possible for us to move our fiber optic sensing capabilities out of the laboratory, and into more demanding environments such as aircraft, operating rooms, and challenging industrial conditions. We are, therefore, using this technology to pursue business opportunities in new markets such as industrial and medical sensing, as described above and below.

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

Fiber Optic Shape Sensing Solutions for Robotic, Non-Robotic and Minimally Invasive Surgical Systems

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

We have entered into an intellectual property licensing, development and supply agreement with Intuitive Surgical, Inc., (“Intuitive”), a technology leader in robotic-assisted minimally invasive surgery and the manufacturer of the da Vinci® Surgical System. We have also entered into similar agreements with Hansen Medical, Inc., or Hansen, a global leader in flexible robotics and the manufacturer of the Sensei® and Magellan® robotic catheter systems.

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

We have a development and supply agreement with Hansen under which we are to develop localization and shape sensing solution for Hansen’s medical robotics system. We have also agreed on certain terms under which we would supply fiber optic shape sensing systems to Hansen. At this time, however, Hansen is not requesting us to perform any significant amount of development work towards this solution. Our business relationship with Hansen is further described below under “Litigation and Agreements with Hansen Medical, Inc.”

In 2012, we entered into a development agreement with Philips Healthcare, acting through Philips Medical Systems Nederland BV (“Philips”). Under the development agreement, we conducted certain development work during 2012 in cooperation with Philips to advance our fiber-optic shape sensing technology towards commercialization in the non-robotic medical field. Under the development agreement, Philips agreed to pay us monthly on a time and materials basis, less a specified holdback amount, in accordance with corresponding milestones and estimated resource requirements. In addition, under the development agreement, Philips purchased specified prototype systems from us.

Technology Development

We provide applied research for customers in our primary areas of focus, including sensing and materials such as nanomaterials, coatings, adhesives, composites and bio-engineered materials. Until our recent sale of SCC, we also provided applied research in the area of secure computing. We generally compete to win contracts in these areas on a fee-for-service basis. Our Technology Development segment has a successful track record of evaluating innovative technologies to address the needs of our customers.

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

As of December 31, 2012, our Technology Development segment, excluding SCC, was engaged in more than 65 active contracts, with typical terms ranging from six months to three years. These projects span a wide range of applications across our areas of focus.

Although we conduct our applied research on a fee-for-service basis for third parties, we seek to retain full or partial rights to the technologies and patents developed under those contracts and to continuously enlarge and strengthen our intellectual property portfolio. New technology that we develop may complement existing technologies and enable us to develop applications and products that were not previously possible. In addition, the technologies we develop may also be applicable to commercial markets beyond the scope of the applications originally contemplated in the contract research stage, and we endeavor to capture the value of those opportunities.

As of December 31, 2012, our Technology Development segment consisted of approximately 90 full time employees (including 23 within SCC), of whom 62 hold advanced degrees, including 21 Ph.D. degrees. We also utilize the knowledge and experience of researchers employed through the academic institutions, corporations and government agencies with which we subcontract. Our Technology Development segment is organized into subgroups according to areas of technology, with each subgroup being managed by its own director who is responsible for its financial performance. In addition, we have in place disciplined processes designed to ensure quality control of proposal preparation, program reviews, pipeline reviews, revenue tracking and financial reporting.

Each year, U.S. government federal agencies and departments are required to set aside a portion of their grant awards for SBIR-qualified organizations. SBIR contracts include Phase I feasibility contracts of up to $150,000 and Phase II proof-of-concept contracts, which can be as high as $1,000,000. We have won three National Tibbetts Awards from the SBA for outstanding SBIR performance. We have also won research contracts outside the SBIR program from corporations and government entities. These contracts typically have a longer duration and higher value than SBIR grants. In the future, we will seek to derive a larger portion of our contract research revenues from contracts outside of the SBIR program.

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

We have developed a range of coatings, including both hydrophobic and superoleophobic coatings. These coatings are being evaluated for use in a number of applications. Other coatings under development include anti-corrosion and damage-indicating coatings.

We are also working on a variety of bioengineered materials for homeostatic agents and wound healing. These materials must be approved by the FDA or similar foreign regulatory agencies before they can be marketed, which we do not expect to occur for at least several years, if at all.

Our nanomaterials activity is focused on fullerenes and tri-metal nitride endohedral fullerene (“Trimetasphere”®) materials. The Trimetasphere® nanomaterial is a carbon sphere with three metal atoms and an enclosed nitrogen atom. We have obtained an exclusive license from Virginia Tech to commercialize Trimetasphere nanomaterials under an issued U.S. patent and pending U.S. patent applications.

One potential market application of our nanomaterial technology is magnetic resonance imaging, (“MRI”). We believe that our Trimetasphere nanomaterial contrast agents may be able to provide a higher image contrast than existing contrast agents but with a lower risk of toxicity. Medical contrast agents for human use, such as our Trimetasphere nanomaterials, must be approved by the FDA or similar foreign regulatory agencies before they can be marketed, which we do not expect to occur for at least several years, if at all. As described below under “Government Regulation,” this approval process can involve significant time and expense and may delay or prevent our products from reaching the market.

We are also researching other applications for nanomaterial-based drugs based on the anti-oxidative characteristics of fullerenes. These products are in the early stages of development, but if successful, could offer new market opportunities for us.

In 2009, we acquired a patent portfolio from Tego Biosciences, Inc., including in- and out-licenses, generally for the use of carbon fullerene nanomolecules in the treatment of human health. We believe this acquisition strengthened our patent position in this area, but there can be no assurances that we will be able to obtain commercial success as a result of these patents and licenses.

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

Currently, we own or license approximately 70 U.S. and international patents and approximately 57 U.S. and international patent applications, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. Our issued patents generally have terms that are scheduled to expire between 2015 and 2031. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

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

Development and Supply Agreement

In connection with the settlement agreement, we also entered into a development and supply agreement with Hansen. The agreement provides that we will perform product development services with respect to fiber optic shape sensing at Hansen’s request and provide our shape sensing products to Hansen. Revenues earned for product development will be determined in a manner consistent with our normal contract development services and will be payable monthly to us. The agreement also sets forth certain terms under which we would supply fiber optic components to Hansen. At this time, Hansen is not requesting us to perform any significant amount of development work under this agreement.

In May 2011, we amended this development and supply agreement with Hansen in order to update the specifications and estimated budget amounts for certain development milestones and provide for additional development milestones and related budget estimates and specifications to be achieved. The amendment also provides for a payment structure whereby we share a specified percentage of the development expenses otherwise payable in connection with certain of the development milestones, up to a certain cumulative maximum, and changes the mechanism for calculating amounts that Hansen may hold back from being paid to us while such expenses are being shared by the parties. Finally, the amendment adjusted the commercial transfer pricing mechanism for our supply of fiber optic components to Hansen.

Common Stock Issued to Hansen

In connection with the settlement agreement, on January 12, 2010, we issued 1,247,330 shares of common stock to Hansen, representing 9.9% of our common stock then outstanding. In addition, we issued to Hansen a warrant entitling Hansen to purchase until January 12, 2013, a number of shares of common stock as necessary for Hansen to maintain a 9.9% ownership interest in our common stock, at an exercise price of $0.01 per share. Although this warrant was scheduled to expire on January 12, 2013, Hansen may still have the ability to exercise it for 29,126 shares of common stock.

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

In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2012, we, including all of our divisions, had 170 full- and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated” or have the power to control us. In determining whether firms are affiliated, the SBA evaluates factors such as stock ownership and common management, but it ultimately may make its determination based on the totality of the circumstances. Under its regulations, the SBA may conclude that a stockholder that is large compared to others has the power to control us and is our affiliate. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. We understand that the SBA is in the process of performing a formal size determination in connection with some of our SBIR contracts. We cannot provide assurance that the SBA will interpret its regulations in our favor. Regardless of the outcome of the SBA’s pending determination, if we grow larger, and if our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found below in “Risk Factors.”

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

Medical Devices

Our existing and future health care products are regulated by the FDA as medical devices. The nature of the requirements applicable to devices depends on their classification by the FDA. A device we develop would be automatically classified as a Class III device, requiring pre-market approval, unless the device is substantially equivalent to an existing device that has been classified in Class I or Class II or to a pre-1976 device that has not yet been classified. Class I or Class II devices require registration through the 510(k) exemption. If we were unable to demonstrate such substantial equivalence and unable to obtain reclassification, we would be required to undertake the costly and time-consuming approval process, comparable to that for new drugs, of conducting preclinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application and obtaining FDA approval.

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

New Drug Development

Any nanomaterial-based drug candidates, including any MRI contrast agent product candidates, are regulated by the FDA as pharmaceuticals. Obtaining FDA approval for a new drug has historically been a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug, (“IND”), application which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken. In order to commercialize any drug, we must sponsor and file an IND application and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval of any of the products. We will be required to select qualified investigators to supervise the administration of the products and ensure that the investigations are conducted and monitored in accordance with FDA regulations.

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

If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a drug, the FDA will require the submission and approval of a new drug application, (“NDA”), before commercial marketing of the drug. The NDA must include detailed information about the drug and its manufacture and the results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort, and we cannot guarantee that any approval will be granted on a timely basis, if at all. If questions arise during the FDA review process, the approval process may be delayed or may not occur at all. Even with the submissions of relevant data, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria for approval and may deny approval or require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

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

Employees

As of December 31, 2012, we had approximately 170 total employees of whom approximately 155 were full-time employees, approximately 89 of our employees hold advanced degrees, including approximately 30 Ph.D. degrees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Backlog

We have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our backlog was $13.6 million at December 31, 2012, of which virtually all was from our Technology Development segment, including $3.3 million in our SCC group. At December 31, 2011, our backlog was $20.8 million, of which $20.4 million was from our Technology Development segment, including $4.2 million in our SCC group, and $0.4 million was from our Products and Licensing segment.

We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Unfunded backlog was $0.8 million as of December 31, 2012 and $13.7 million as of December 31, 2011. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.

Research, Development and Engineering

We incur research, development and engineering expenses that are not related to our contract performance. These expenses were $1.7 million, $2.7 million and $2.6 million for the years ended December 31, 2010, 2011 and 2012, respectively. In addition, during these years, we spent $18.3 million, $19.1 million and $16.7 million, respectively, on customer-sponsored research activities, which amounts are reimbursed as part of our performance of customer contracts.

Operating Segments and Geographic Areas

For information with respect to our operating segments and geographic markets, see Note 13 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Website Access to Reports

Our website address is www.lunainc.com. We make available, free of charge under “SEC Filings” on the Investor Relations portion of our website, access to our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information appearing on our website is not incorporated by reference in and is not a part of this annual report. A copy of this annual report, as well as our other periodic and current reports, may be obtained from the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2012, we had approximately 159 full-time employees. In determining whether we are affiliated with any other entity, the SBA will analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. We understand that the SBA is in the process of performing a formal size determination that will focus on whether or not Carilion is our affiliate. Although we do not believe that Carilion has the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its regulations, the SBA may conclude that a stockholder that is large compared to others has the power to control us and is our affiliate. If the SBA were to make a determination that we are affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR grants and other SBA contracts, public contracts, grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants.

In addition, it is possible that the sale of common stock in the future by our founder, Dr. Kent Murphy, could negatively affect the interpretation of SBA regulations on this question of affiliation, as well as possibly result in an increase in our institutional ownership. Dr. Murphy has advised us of his request to exercise his right to require us to register his shares for resale in a registered offering on Form S-3. If Dr. Murphy pursues the registration of his shares, and sells a substantial portion of his shares to institutions or non-U.S. citizens, we may no longer meet the 51% ownership requirement described above, in which case we would become ineligible to receive SBIR contract awards. Moreover, if Dr. Murphy were to sell any portion of his shares without corresponding sales by Carilion, such sales may increase the likelihood that the SBA may conclude that Carilion is a stockholder that is large compared to others and hence has the power to control us and is our affiliate, in which case we would lose SBIR eligibility, as described above. The loss of our eligibility to receive SBIR awards would have a material adverse effect on our revenues, cash flows and ability to fund our growth.

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

Pursuant to an Investor Rights Agreement, Carilion, Dr. Kent Murphy and certain other stockholders have rights to require us, subject to certain conditions, to file one or more registration statements providing for the sale of up to an aggregate of approximately 6.5 million shares of our common stock (which number includes approximately 2.8 million shares of common stock owned by Dr. Murphy, approximately 2.2 million shares of common stock owned by Carilion, approximately 1.2 million shares of common stock issuable to Carilion upon conversion of shares of Series A Preferred Stock it currently holds and approximately 215,000 shares of common stock issuable to Carilion as dividends on that preferred stock). Under the agreement, these stockholders also have the right to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the resale of these shares, they can generally be freely sold in the public market. Dr. Murphy has recently requested that we register his shares for resale on a Form S-3 registration statement. If Dr. Murphy continues to pursue the registration of his shares for resale or if Dr. Murphy or Carilion elect to pursue registration in the future, as described above, we may also be obligated to register shares held by the other for resale pursuant to our Investor Rights Agreement. Sales of shares by Dr. Murphy or Carilion, or even the filing of a registration statement registering the resale of such shares, may have a material adverse effect on the market price of our stock.

If Carilion, Dr. Murphy or any of our other significant stockholders seeks to sell their shares at any time, it could have an adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with NASDAQ’s continuing listing standards in respect of our minimum stock price, as further described below.

A decline in government research contract awards or government funding for existing or future government research contracts, including SBIR contracts, could adversely affect our revenues, cash flows and ability to fund our growth.

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 65% and 63% of our consolidated total revenues for the years ended December 31, 2012 and 2011, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

Our contract research customer base includes government agencies, corporations and academic institutions. Our customers are not obligated to extend their agreements with us and may elect not to do so. Also, our customers’ priorities regarding funding for certain projects may change and funding resources may no longer be available at previous levels.

In addition, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act is split equally between defense and non-defense programs. Originally scheduled to take effect on January 2, 2013, the deadline for averting “sequestration” was delayed until March 1, 2013 by the by the American Taxpayer Relief Act of 2012. Congress and the Administration continue to debate these issues. Any automatic across-the-board cuts required by “sequestration” could have a material adverse effect on our technology development revenue and, consequently, our results of operations. While the exact manner in which “sequestration” would impact our business is unclear, funding for programs in which we participate could be reduced, delayed or cancelled. Our ability to obtain new contract awards also could be negatively affected.

In addition to contract cancellations and changes in agency budgets, our future financial results may be adversely affected by curtailment of or restrictions on the U.S. government’s use of contract research providers, including curtailment due to government budget reductions and related fiscal matters or any legislation or resolution limiting the number or amount of awards we may receive. These or other factors could cause U.S. defense and other federal agencies to conduct research internally rather than through commercial research organizations or direct awards to other organizations, to reduce their overall contract research requirements or to exercise their rights to terminate contracts. Alternatively, the U.S. government may discontinue the SBIR program or its funding altogether. Also, pending regulations implementing the recently-enacted SBIR reauthorization and implementing regulations will allow increased competition for SBIR awards from companies that may not have previously been eligible, such as those backed by venture capital firms. Any of these developments could limit our ability to obtain new contract awards and adversely affect our revenues, cash flows and ability to fund our growth.

Our failure to attract, train and retain skilled employees or members of our senior management and to obtain necessary security clearances for such persons or maintain a facility security clearance would adversely affect our business and operating results.

The availability of highly trained and skilled technical and professional personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians and professional personnel is intense and our competitors aggressively recruit key employees. In the past, we have experienced difficulties in recruiting and hiring these personnel as a result of the tight labor market in certain fields. Any difficulty in hiring or retaining qualified employees, combined with our growth strategy and future needs for additional experienced personnel, particularly in highly specialized areas such as nanomaterial manufacturing and fiber optic sensing technologies, may make it more difficult to meet all of our needs for these employees in a timely manner. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees, especially in technical fields in which the supply of experienced qualified candidates is limited, or at the senior management level. Any failure to do so would have an adverse effect on our business. Any loss of key personnel could have a material adverse effect on our ability to meet key operational objectives, such as timely and effective project milestones and product introductions, which in turn could adversely affect our business, results of operations and financial condition. We also have contractual obligations to adequately staff certain development projects, and a loss of key personnel could lead to our inability to meet these obligations, which in turn could expose us to claims for significant damages under any such agreement.

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

There was a rapid softening of the economy and tightening of the financial markets in the second half of 2008 that has continued into 2013. This slowing of the economy has reduced the financial capacity of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy for the remainder of 2013 and beyond remains uncertain, and until there is a sustained economic recovery our revenues and results of operations could be negatively impacted.

We have a history of losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses and may never achieve or maintain profitability or positive cash flow.

We realized a consolidated net loss attributable to common stockholders of $1.5 million, $1.5 million and $3.0 million, for the years ended December 31, 2012, 2011 and 2010, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.

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

We maintain a credit facility with Silicon Valley Bank, (“ SVB”), which requires us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants, as well as other customary events of default. If any event of default occurs SVB may declare due immediately all borrowings under our credit facility and foreclose on the collateral. Furthermore, an event of default would result in an increase in the interest rate on any amounts outstanding.

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

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case our revenues may fail to increase or may decline.

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

We currently conduct business internationally and we might considerably expand our international activities in the future. Our international business operations are subject to a variety of risks associated with conducting business internationally, including:

•	having to comply with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates and customers;

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

•	the imposition of tariffs;

•	hyperinflation or economic or political instability in foreign countries;

•	imposition of limitations on, or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	the imposition of restrictive trade policies;

•	the imposition of inconsistent laws or regulations;

•	the imposition or increase of investment and other restrictions or requirements by foreign governments;

•	uncertainties relating to foreign laws and legal proceedings;

•	having to comply with a variety of U.S. laws, including the Foreign Corrupt Practices Act; and

•	having to comply with licensing requirements.

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

As a technology company, and particularly as a government contractor, we may face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our proprietary, confidential or classified information on our IT networks and related systems. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. In addition, as certain of our technological capabilities become widely known, it is possible and perhaps even foreseeable that we may be subjected to cyber attack or cyber intrusion as third parties seek to gain improper access to information regarding these capabilities. We have therefore taken particular steps to protect some of our most sensitive technologies, but cyber attacks or cyber intrusion could still compromise other of our confidential information or our IT networks and systems generally, as it is not practical as a business matter to isolate all of our confidential information and trade secrets from email and internet access. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

Our operations, particularly our international sales, subject us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to imports, exports (including the Export Administration Regulations and the International Traffic in Arms Regulations), technology transfer restrictions, anti-boycott provisions, economic sanctions and the Foreign Corrupt Practices Act. The number of our various emerging technologies, the development of many of which has been funded by the Department of Defense, presents us with many regulatory challenges. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could result in suspension of our export privileges, which could have a material adverse effect on our business. Changes in regulation or political environment may affect our ability to conduct business in foreign markets including investment, procurement and repatriation of earnings.

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

Certain of our current and potential products could require regulatory clearances or approvals prior to commercialization. In particular, any Trimetasphere® nanomaterial-based MRI contrast agent is likely to be considered a drug under the Federal Food, Drug and Cosmetic Act, (“FDC Act”). Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the U.S. Food and Drug Administration, (“FDA”), pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries.

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

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the quality systems regulations. We are also required to comply with International Organization for Standardization, (“ISO”), quality system standards in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. Obtaining and maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards in future inspections and audits by regulatory authorities. In addition, if we cannot maintain or establish manufacturing facilities or operations that comply with such standards or do not meet the expectations of our customers, we may not be able to realize certain economic opportunities in our current or future supply arrangements.

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

Some of our patents may cover inventions that were conceived or first reduced to practice under, or in connection with, U.S. government contracts or other federal funding agreements. With respect to inventions conceived or first reduced to practice under a federal funding agreement, the U.S. government may retain a non-exclusive, non-transferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States the invention throughout the world. We may not succeed in our efforts to retain title in patents, maintain ownership of intellectual property or in limiting the U.S. government’s rights in our proprietary technologies and intellectual property when an issue exists as to whether such intellectual property was developed in the performance of a federal funding agreement or developed at private expense.

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

We lease approximately 24,000 square feet of space in Roanoke, Virginia from Carilion Clinic, our largest institutional stockholder. This property is used for our corporate headquarters as well as for general administrative functions. Pursuant to a sublease entered into with Mac-B in connection with our sale of SCC to Mac-B, we sublease approximately 12,000 square feet of this space to Mac-B.

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

	2012		2011
Fiscal Period	High	Low	High	Low
First Quarter	$1.98	$1.20	$3.60	$1.46
Second Quarter	$1.80	$1.23	$2.50	$1.48
Third Quarter	$1.95	$1.31	$2.14	$1.16
Fourth Quarter	$1.92	$1.12	$1.77	$1.00

We have a single class of common stock outstanding. As of March 14, 2013, there were approximately 81 stockholders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the NASDAQ Global Market until being transferred to the NASDAQ Capital Market in 2009, as compared to the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price of the market on January 1, 2008, and an equivalent amount in the NASDAQ Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.

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

The consolidated statement of operations data for each of the three years in the period ended December 31, 2012 and the consolidated balance sheet data as of December 31, 2011 and 2012 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2008 and 2009 and the consolidated balance sheet data as of December 31, 2008, 2009 and 2010 have been derived from our audited consolidated financial statements that do not appear in this report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements, and the historical results are not necessarily indicative of the results to be expected in any future period.

In thousands, except share and per share data	2008	2009 (a)	2010	2011	2012
Consolidated Statement of Operations Data:
Revenues:
Technology development revenues	$26,518	$25,198	$22,405	$22,418	$21,098
Products and Licensing revenues	10,380	9,374	12,133	13,196	11,251

Total revenues	36,898	34,572	34,538	35,614	32,349
Cost of revenues:
Technology development costs	17,367	17,032	15,808	15,793	14,929
Products and Licensing costs	5,490	4,784	5,787	6,590	5,242

Total cost of revenues	22,858	21,815	21,595	22,383	20,171

Gross profit	14,041	12,757	12,944	13,231	12,178
Operating expense	21,335	30,200	14,992	14,464	13,363

Operating loss	(7,294)	(17,444)	(2,049)	(1,233)	(1,185)
Other income, net	1,198	1	77	228	108
Interest income (expense), net	(190)	(504)	(474)	(377)	(287)

Loss before reorganization items and income tax	(6,286)	(17,947)	(2,446)	(1,382)	(1,363)
Reorganization Costs	—	1,898	174	—	—

Loss before income tax	(6,286)	(19,845)	(2,620)	(1,382)	(1,363)
Income tax expense	—	600	—	10	21

Net loss	(6,286)	(20,445)	(2,620)	(1,392)	(1,384)
Preferred stock dividend	—	—	361	127	120
Net loss attributable to common stockholders	$(6,286)	$(20,445)	$(2,981)	$(1,519)	$(1,504)

Net loss per common share:
Basic	$(0.57)	$(1.82)	$(0.23)	$(0.11)	$(0.11)
Diluted	$(0.57)	$(1.82)	$(0.23)	$(0.11)	$(0.11)
Weighted-average number of shares used in per share calculations:
Basic	10,974,010	11,232,716	13,009,326	13,647,555	13,930,267
Diluted	10,974,010	11,232,716	13,009,326	13,647,555	13,930,267

	2008	2009	2010	2011	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,519	$5,229	$7,217	$8,939	$6,340
Working capital	14,992	16,529	8,055	10,928	10,509
Total assets	34,017	21,758	22,876	22,919	20,458
Total current liabilities	11,129	5,556	10,648	8,407	6,932
Total debt	10,000	5,000	6,307	5,250	3,625

(a)	In April 2009, a jury awarded Hansen Medical Inc. (“Hansen”) a judgment of $36.3 million following a trial. In January 2010, we and Hansen entered into a settlement agreement that reduced our liability to $9.7 million. This amount was recognized in operating expenses for the year ended December 31, 2009 and is included in accrued liabilities at December 31, 2009. As a result of the jury award, we performed an interim goodwill and intangible asset impairment analysis. As a result of this analysis, we recognized an impairment of $1.3 million during the quarter ended March 31, 2009. We also determined that our remaining deferred tax asset was no longer likely to be realized and placed a valuation allowance of $0.6 million against the asset. On July 17, 2009, we filed a voluntary petition for relief in order to reorganize under Chapter 11 of the United States Bankruptcy Code. As a result of this action, we incurred significant legal expenses that are included in reorganization expenses for the year ended December 31, 2009 in the table above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our corporate strategy focuses on two key objectives for growth as we seek to commercialize our technologies:

•	Develop and become the leading supplier of fiber optic shape sensing technology for robotic and minimally invasive surgical systems.

•	Become the leading provider of fiber optic sensing systems and standard test methods for composite materials.

We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Revenues in this segment are currently largely derived from sales of test and measurement equipment for optical components and networks. Our Products and Licensing segment is also focused on our two key strategic objectives. We are working to develop and commercialize our fiber optic shape sensing technology in the medical industry with the goal of supplying fiber optic shape sensing components for use in robotic and minimally invasive surgical systems. We are also working to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the composite materials industry. Our Products and Licensing segment revenues represented approximately 35%, 37% and 35% of our total revenues for the years ended December 31, 2010, 2011 and 2012, respectively. A breakdown of our operating income (loss) by segment, as well as our total assets by segment, is provided in footnote 13 to our consolidated financial statements included in this report.

Our Technology Development segment performs applied research for government funded projects and previously included our secure computing and communications group, or SCC. Our Technology Development segment comprised approximately 65%, 63% and 65% of our total revenues for the years ended December 31, 2010, 2011 and 2012, respectively. Prior to our sale of SCC to Mac-B, SCC provided innovative solutions designed to secure critical technologies within the U.S. government. SCC conducted applied research and provided services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. Following the sale of SCC, our Technology Development segment predominantly performs applied research in the areas of sensing and materials. Most of the government funding for our Technology Development segment excluding SCC is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues remained unchanged at $22.4 million from 2010 to 2011 and decreased to $21.1 million in 2012. The decline from 2011 to 2012 resulted primarily from lower contract awards in our secure computing group and our nanotechnology group during 2012. Of those amounts, SCC accounted for revenues of $8.0 million, $6.8 million and $6.0 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $13.6 million at December 31, 2012 (which includes $3.3 million of backlog related to SCC), compared to $20.4 million at December 31, 2011 (which includes $4.2 million backlog related to SCC). The decrease is due to lower win rates and bidding opportunities.

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

We incurred net losses attributable to common stockholders of approximately $3.0 million, $1.5 million and $1.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

Economic conditions have experienced a significant prolonged downturn and remain uncertain. This slowing of the economy has reduced the financial capacities of our customers and possibly our potential customers, thereby slowing spending on the products and services we provide. Furthermore, pending reductions in government spending may impact the availability of new program awards in 2013. For example, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act is split equally between defense and non-defense programs. Originally scheduled to take effect on January 2, 2013, the deadline for averting “sequestration” was delayed until March 1, 2013 by the by the American Taxpayer Relief Act of 2012. Congress and the Administration

continue to debate these issues. Any automatic across-the-board cuts required by “sequestration” could have a material adverse effect on our technology development revenue and, consequently, our results of operations. While the exact manner in which “sequestration” would impact our business is unclear, funding for programs in which we participate could be reduced, delayed or cancelled. Our ability to obtain new contract awards also could be negatively affected. The outlook for the economy for 2013 and beyond remains uncertain.

Sale of Secure Computing and Communications (“SCC”) Group

On March 1, 2013, we entered into an Asset Purchase Agreement with Mac-B, under which we sold SCC to Mac-B for $6.1 million in cash. Of the purchase price, $0.1 million will be payable on December 31, 2013 and an additional $0.6 million was placed in escrow to be released in tranches over 18 months, subject to certain events and dates and to any indemnification claims of Mac-B. Mac-B acquired all of the assets of SCC, including SCC’s intellectual property, in the transaction. We estimate that the net proceeds received upon the closing of the transaction, after the payment of our transaction expenses and assuming our receipt of the $0.7 million of aggregate purchase price payable in the future as described above, will be approximately $5.2 million. In connection with the transaction, Mac-B also entered into a sublease with us that permits Mac-B to continue operating the SCC business in our Roanoke, Virginia headquarters through December 31, 2013. During 2013, we expect to collect approximately $0.3 million in sublease payments from Mac-B.

In light of the significance of SCC to our business, we expect the sale of SCC will have a significant impact on our financial results. SCC accounted for 18.5% of our revenues, and 20.7% of our cost of revenues for the year ended December 31, 2012. Additionally, we expect the sale of SCC to result in a reduction in annual operating expenses of approximately $0.8 million, including the effects of the sublease described above.

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

In December 2009, we entered into a settlement agreement with Hansen which reduced our liability with respect to our outstanding litigation to $9.7 million. As part of the settlement, in January 2010 we issued to Hansen a $5.0 million secured promissory note, referred to in this report as the Hansen Note, approximately 1.3 million shares of our common stock and a warrant entitling Hansen to purchase, until January 12, 2013, a number of shares of our common stock as necessary for Hansen to maintain a 9.9% ownership interest in our common stock, at an exercise price of $0.01 per share, referred to in this report as the Hansen Warrant. We also entered into several related agreements described in this report. We repaid the Hansen Note in May 2011, as described further below. Although the Hansen Warrant was scheduled to expire in January 2013, Hansen may still have the ability to exercise it for 29,126 shares of common stock.

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

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our technology development revenues represented approximately 63% and 65% of our total revenues for the years ended December 31, 2011 and 2012, respectively. Within technology development revenues, revenues from SCC represented approximately 19.2% and 18.5% of our total revenues for the years ended December 31, 2011 and 2012, respectively.

Our product and license revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 37% and 35% of our total revenues for the years ended December 31, 2011 and 2012, respectively.

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

Operating Expense

Operating expense consists of selling, general and administrative expenses, as well as expenses related to research, development and engineering, depreciation of fixed assets and amortization of intangible assets. These expenses also include compensation for employees in executive and operational functions including: certain non-cash charges related to expenses from option grants, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, product management and marketing activities; costs of marketing programs and promotional materials; salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Technology Development segment; product development activities not provided under contracts with third parties; and overhead costs related to these activities.

Interest Income/Expense

In February 2010, we entered into a new line of credit facility with Silicon Valley Bank, or SVB, with a borrowing capacity of $5.0 million. In May 2011, we entered into a loan modification agreement with SVB under which we repaid the outstanding balance under the prior line of credit and obtained a term loan in the amount of $6.0 million, along with a new $1.0 million line of credit. In May 2012, we entered into another loan modification agreement with SVB under which we extended the maturity date of the line of credit to May 2014 and adjusted certain covenants. At December 31, 2012, we had $3.6 million outstanding on the term loan and no amounts outstanding on the line of credit. On March 21, 2013, we entered into another loan modification agreement with SVB under which we replaced the previous financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million.

During 2011 and 2012, interest expense included interest accrued on our outstanding bank credit facilities, interest incurred with respect to the Hansen Note until it was paid in full in May 2011, and interest incurred with respect to our capital lease obligations.

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

Products and Licensing Revenues

We recognize revenue relating to our product sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability of the resulting receivable is reasonably assured. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single unit of accounting and recognize revenue accordingly. We evaluate product sales that are a part of multiple-element revenue arrangements to determine whether separate units of accounting exist, and we follow appropriate revenue recognition policies for each separate unit. For multi-element arrangements we allocate revenue to all significant deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price, (“ESP”). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. Our product sales often include bundled products, options and services and therefore VSOE is not readily determinable. In addition, we believe that because of unique features of our products, TPE also is not available. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

	Year ended December 31,
	2010	2011	2012
Revenues:
Technology development revenues	64.9%	62.9%	65.2%
Product and licensing revenues	35.1	37.1	34.8

Total revenues	100.0	100.0	100.0
Cost of Revenues:
Technology development costs	45.8	44.3	46.1
Product and licensing costs	16.8	18.5	16.2

Total cost of revenues	62.5	62.8	62.4

Gross Profit	37.5	37.2	37.6
Operating Expense	43.4	40.7	41.3

Operating Loss	(5.9)	(3.5)	(3.7)
Total Other Income (Expense), net	(1.1)	(0.4)	(0.6)

Loss before reorganization items and income tax	(7.0)	(3.9)	(4.2)
Reorganization Costs	0.5	—	—
Loss Before Income Taxes	(7.6)	(3.9)	(4.2)
Net Loss	(7.6)	(3.9)	(4.3)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

	2012	2011	$ Difference	% Difference
Technology development revenues	$21,098,286	$22,417,902	$(1,319,616)	(5.9)%
Products and licensing revenues	11,250,717	13,195,822	(1,945,105)	(14.7)%

Total revenues	$32,349,003	$35,613,724	$(3,264,721)	(9.2)%

Our Technology Development segment revenue decreased $1.3 million from $22.4 million in the year ended December 31, 2011 to $21.1 million in the year ended December 31, 2012. Within this segment SCC’s revenues for 2012 were $6.0 million compared to $6.8 million for 2011, a decrease of $0.8 million. Revenues for SCC were driven primarily by a decrease in two of our larger commercial contracts of $0.7 million. Within our remaining Technology Development segment, revenues in our materials groups were $6.5 million for 2012 as compared to $7.1 for 2011. The decrease of $0.6 million was due primarily to continued lower contract awards within our Nanotechnology group. Revenues in our biomedical group decreased to $1.5 million, a decrease of $0.4 million from $1.9 million in 2011. This decrease is due primarily to a large contract ending mid-year and a program delay due to subcontractor relocation. These decreases were partially offset by an increase in revenues in our sensing groups, which generated $7.1 million in revenue for 2012, compared to $6.4 million for 2011. This increase of $0.7 million was due to an increase in funding in 2012 of one of our larger phase II contracts.

Our Products and Licensing segment revenue decreased from $13.2 million to $11.3 million, a decrease of $1.9 million, for 2012 as compared to 2011. Within our Products and Licensing segment, product sales revenue decreased by 7.4% to $8.7 million during the year ended December 31, 2012 as compared to $9.4 million for 2011. We experienced an increase of $2.2 million in sales of our sensing products, primarily our ODiSI product, which was offset by a decrease in our telecom industry sales products of $3.1 million, primarily our OBR and

OVA products. Our product development revenue also decreased to $2.6 million for the year ended December 31, 2012 as compared to $3.6 million for 2011, a decrease of $1.0 million. This decrease was due to the decreased level of work performed under our development agreements for shape sensing in medical applications.

Cost of Revenues

	2012	2011	$ Difference	% Difference
Technology development costs	$14,928,887	$15,793,279	$(864,392)	(5.5)%
Products and licensing costs	5,242,043	6,589,943	(1,347,900)	(20.5)%

Total costs of revenues	$20,170,930	$22,383,222	$(2,212,292)	(9.9)%

Our Technology Development segment costs decreased to $14.9 million for the year ended December 31, 2012 from $15.8 million in 2011. Within the Technology Development segment, SCC’s cost of revenues decreased from $4.3 million for 2011 to $4.2 million for 2012, a decrease of $0.1 million, due primarily to a decrease in costs, primarily for labor of $0.2 million, partially offset by an increase in overhead and materials of $0.1 million. Our materials groups also saw a decline in their cost of revenues from $5.5 million for 2011 to $4.8 million for 2012, a decline of $0.7 million, due to a decrease in direct labor and overhead. Cost of revenues in our sensing groups increased from $4.6 million for 2011 to $5.0 million for 2012, an increase of $0.4 million, with all areas of direct costs in our sensing groups showing increases, commensurate with their increases in revenue.

Our Products and Licensing segment costs decreased from $6.6 million for 2011 to $5.2 million for 2012, a decrease of 20.5%. Within our Products and Licensing segment, product sales costs for 2012 increased to $3.6 million from $3.3 million for 2011. This increase of $0.3 million of costs related to component costs for our increased sensing product sales. Contract development costs of revenues were $1.6 million for 2012, as compared to $3.3 million for 2011, a decrease of $1.7 million. This decrease in costs was primarily associated with a decrease in resources assigned to work performed on the Hansen supply and development agreement.

Operating Expense

	2012	2011	$ Difference	% Difference
Selling general and administrative expense	$10,804,156	$11,788,866	$(984,710)	(8.4)%
Research, development, and engineering expense	2,558,417	2,674,730	(116,313)	(4.3)%

Total operating expense	$13,362,573	$14,463,596	$(1,101,023)	(7.6)%

Selling, general and administrative expenses decreased by $1.0 million, or 8.4%, to $10.8 million for 2012, as compared to $11.8 million for 2011. This decrease is due primarily to a decrease in incentive compensation of $0.4 million in 2012 and a decrease of $0.3 million in stock-based compensation expense.

Research, development, and engineering expenses decreased were virtually unchanged at $2.6 million and $2.7 million for 2012 and 2011, respectively.

Interest and Other Income (Expense)

Our net interest expense was approximately $287,000 for the year ended December 31, 2012 compared to approximately $377,000 for the year ended December 31, 2011. During the year ended December 31, 2012 our primary outstanding borrowing was the term loan provided by SVB. During the year ended December 31, 2011 we maintained a $2.5 million balance on our line of credit until May 2011, at which time we refinanced both the line of credit and the remaining balance under the Hansen Note with a $6.0 million term loan also provided by SVB. Interest expense incurred in 2011 included approximately $267,000 associated with our SVB debt facility and approximately $97,000 associated with the Hansen Note. The average principal balance on outstanding borrowings was $4.4 million and $4.5 million for the years ended 2012 and 2011, respectively.

Other income was approximately $108,000 for the year ended December 31, 2012 and $228,000 for the year ended December 31, 2011. Other income in 2012 was primarily due to $93,000 from the discount we received on the final payoff of the Hansen Note in 2011. During the year ended December 31, 2011, we received approximately $154,000 for reimbursement of costs incurred by us in anticipation of a new development agreement. We also recognized approximately $58,000 in Other Income from the discount we received on the final payoff of the Hansen Note in 2011.

Income Tax Expense

We paid alternative minimum income taxes in the amount of $21,417 and $10,307 for the years ended December 31, 2012 and 2011, respectively.

Preferred Stock Dividend

In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carries an annual cumulative dividend of 6%, or approximately $0.2815 per share. During 2012 and 2011, we accrued approximately $120,000 and $127,000, respectively, for the dividends payable to Carilion. The dividends are not payable in cash, but rather in shares of our Common Stock, until liquidation event occurs. During each of 2012 and 2011, 79,292 shares of common stock became issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

	2011	2010	$ Difference	% Difference
Technology development revenues	$22,417,902	$22,404,931	$12,971	0.1%
Products and licensing revenues	13,195,822	12,133,463	1,062,359	8.8%

Total revenues	$35,613,724	$34,538,394	$1,075,330	3.1%

Our Technology Development segment revenue was unchanged at $22.4 million in each of the years ended December 31, 2011 and 2010. Within this segment SCC’s revenues for 2011 were $6.8 million compared to $8.0 million for 2010, a decrease of $1.2 million. Revenues for SCC were typically driven by a single significant government contract. During 2011 SCC’s primary contract reached its scheduled end date. SCC received a follow-on contract in 2011, with a lower overall contract value than the preceding contract, with the reduction in contract value largely driven by lower pass-through type costs. Within our Technology Development segment, revenues in our materials groups were $7.1 million for 2011 as compared to $7.9 for 2010. The decrease of $0.8 million was due primarily to lower contract awards within our Nanotechnology group. These decreases were partially offset by an increase in revenues in our sensing groups, which generated $6.4 million in revenue for 2011 and $5.0 million for 2010. This increase of $1.4 million was due to an increase in phase II awards in our optical sensing groups.

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

Income Tax Expense

During 2011, we paid alternative minimum income taxes in the amount of $10,307. We did not incur any income tax liability during 2010.

Preferred Stock Dividend

In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carries an annual cumulative dividend of 6%, or approximately $0.2815 per share. During 2011 and 2010, we accrued approximately $127,000 and $361,000, respectively, for the dividends payable to Carilion. The dividends are not payable in cash, but rather in shares of our Common Stock, until liquidation event occurs. During 2011 and 2010, 79,292 and 76,649 shares of common stock, respectively, for a cumulative total of 155,941 shares of common stock, became issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity.

Liquidity and Capital Resources

At December 31, 2012, our total cash and cash equivalents were approximately $6.3 million. The sale of SCC on March 1, 2013 significantly increased our cash and cash equivalents by providing us with net proceeds at closing, after deducting estimated transaction expenses payable by us, of approximately $5.2 million. Under the terms of the transaction, we are entitled to receive an additional $110,000 on December 31, 2013 and up to an additional $600,000, which was placed in escrow to be released in tranches over 18 months, subject to certain events and dates and to any indemnification claims of Mac-B.

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

We may prepay amounts due under the term loan for a fee equal to (i) $60,000, if such prepayment is made after May 18, 2012, but on or before May 18, 2013; or (ii) zero, if such prepayment is made after May 18, 2013.

In addition to the terms and conditions of the term loan, we have a revolving credit facility with SVB with a maximum borrowing capacity of $1.0 million and a maturity date of May 18, 2014.

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

On March 21, 2013, the Credit Facilities were amended to replace the existing financial covenants with a single covenant that we maintain a cash balance of $5.0 million. As of the date of the filing of this report, we were in compliance with all covenants under the Credit Facilities.

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

The balance under the term loan at December 31, 2012 was $3,625,000, of which $2,125,000 was classified as long-term and $1,500,000 was classified as short-term. No amounts were outstanding under the line of credit at December 31, 2012.

We believe that our current cash balance, our cash flow from operations, and the funds available to us under the Credit Facilities with SVB, provide adequate liquidity for us to meet our working capital needs during the remainder of 2013.

Discussion of Cash Flows

	Twelve months ended
	2012	2011	2010
Net cash (used in)/provided by operating activities	$(416,768)	$2,990,389	$(87,282)
Net cash used in investing activities	(595,927)	(675,517)	(450,682)
Net cash (used in)/provided by financing activities	(1,585,971)	(592,325)	2,525,742

	$(2,598,666)	$1,722,547	$1,987,778

During 2012, operations used $0.4 million of net cash, as compared to 2011, when operations provided $3.0 million of net cash, and 2010 in which operations used $87,000 of net cash. In 2012, our net loss of $1.4 million and $2.0 million in net cash outflows from changes in operating assets and liabilities was partially offset by $3.0 million in non-cash expenses.

In 2011, our net loss of $1.4 million was offset by $3.6 million in non-cash expenses, primarily stock based compensation and $0.8 million of net cash inflows from changes in operating assets and liabilities, primarily resulting from a decrease in accounts receivable, which was partially offset by outflows in all other categories.

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

Cash used in investing activities relates to the purchase of property and equipment as well as capitalized costs associated with securing intellectual property rights. Our overall cash used in investing activities was $0.6 million in 2012 compared to $0.7 million in 2011 and $0.5 million in 2010.

Cash used in financing activities for the year ended December 31, 2012 was $1.6 million compared to cash used in financing activities of $0.6 million in 2011 and cash flows provided by financing activities of $2.5 million in 2010.

During 2012 we repaid $1.6 million to SVB for principal on our Term Loan. We also paid about $50,000 for leased equipment and received $90,000 from the exercise of options and warrants.

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

Summary of Contractual Obligations

The following table sets forth information concerning our known contractual obligations as of December 31, 2012 that are fixed and determinable.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$3,625,000	$1,500,000	$2,125,000	$—	$—
Operating facility leases (2)	3,480,761	1,316,961	2,163,800	—	—
Other leases (3)	183,008	54,091	128,917	—	—
Purchase order obligation (4)	193,050	193,050	—	—	—
City of Danville grant (5)	43,186	21,593	21,593	—	—
Other liabilities (6)	2,738,000	438,000	664,000	454,000	1,182,000

Total	$10,263,005	$3,523,695	$5,103,310	$454,000	$1,182,000

(1)	Amounts due under our debt obligations to SVB are payable in monthly installments through May 2015.
(2)

We lease our facilities in Blacksburg, Charlottesville and Roanoke, Virginia under operating leases that as of December 31, 2012, were scheduled to expire between November 2014 and December 2015. On March 21, 2013, we amended the lease on our Roanoke office to reduce the square footage covered by the lease effective as of January 1, 2014 and extend the term of the lease through December 2018. After giving effect to this amendment, contractual obligations under the operating facility leases for 2013 are $1,316,961, for 2014-2015 are $1,505,455, for 2016-2017 are $661,880 and for the years after 2017 are $330,840. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

(3)	In February 2011 we executed a $274,000 lease for equipment for our offices in Roanoke, Blacksburg and Charlottesville, Virginia. The lease expires in February of 2016.
(4)

In September 2011, our Luna Technologies subsidiary executed a non-cancelable $1.2 million purchase order for multiple shipments of tunable lasers to be delivered over a 12-month period beginning in February 2012.

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

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.

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

We are exposed to interest rate fluctuations as a result of our SVB debt facility having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which was in effect during both 2011 and 2012. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $3.6 million outstanding under the term loan as of December 31, 2012, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $29,000.

Foreign Currency Exchange Rate Risk

As of December 31, 2012, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Luna Innovations Incorporated

We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luna Innovations Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial consolidated statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

McLean, Virginia

March 29, 2013

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2012
Assets
Current assets;
Cash and cash equivalents	$8,939,127	$6,340,461
Accounts receivable, net	5,958,086	7,059,635
Inventory, net	3,330,773	3,336,916
Prepaid expenses	1,071,438	667,773
Other current assets	35,717	35,629

Total current assets	19,335,141	17,440,414
Property and equipment, net	2,816,674	2,426,638
Intangible assets, net	539,563	437,839
Other assets	228,043	152,877

Total assets	$22,919,421	$20,457,768

Liabilities and stockholders’ equity
Current Liabilities;
Current portion of long term debt obligation	1,625,000	1,500,000
Current portion of capital lease obligation	50,949	54,091
Accounts payable	1,656,602	1,797,571
Accrued liabilities	3,612,193	2,747,175
Deferred credits	1,462,603	832,822

Total current liabilities	8,407,347	6,931,659
Long-term debt obligation	3,625,000	2,125,000
Long-term capital lease obligation	183,008	128,917

Total liabilities	12,215,355	9,185,576

Commitments and contingencies
Stockholders’ equity;
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at December 31, 2011 and 2012, respectively	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 13,449,345 and 14,009,280 shares issued and outstanding at December 31, 2011 and 2012, respectively	13,969	14,245
Additional paid-in capital	59,289,516	61,361,505
Accumulated deficit	(48,600,741)	(50,104,880)

Total stockholders’ equity	10,704,066	11,272,192

Total liabilities and stockholders’ equity	22,919,421	20,457,768

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2011	2012
Revenues:
Technology development revenues	$22,404,931	$22,417,902	$21,098,286
Product and license revenues	12,133,463	13,195,822	11,250,717

Total revenues	34,538,394	35,613,724	32,349,003

Cost of revenues:
Technology development costs	15,808,108	15,793,279	14,928,887
Product and license costs	5,786,567	6,589,943	5,242,043

Total cost of revenues	21,594,675	22,383,222	20,170,930

Gross profit	12,943,719	13,230,502	12,178,073

Operating expense:
Selling, general & administrative	13,297,705	11,788,866	10,804,156
Research, development, and engineering	1,694,643	2,674,730	2,558,417

Total operating expense	14,992,348	14,463,596	13,362,573

Operating loss	(2,048,629)	(1,233,094)	(1,184,500)

Other income (expense):
Other income, net	77,299	227,565	108,061
Interest (expense), net	(474,408)	(376,524)	(286,529)

Total other income (expense)	(397,109)	(148,959)	(178,468)

Loss before reorganization costs and income tax expense	(2,445,738)	(1,382,053)	(1,362,968)
Reorganization costs	174,292	—	—

Loss before income tax expense	(2,620,030)	(1,382,053)	(1,362,968)
Income tax expense	—	10,307	21,417
Net loss	(2,620,030)	(1,392,360)	(1,384,385)

Preferred stock dividend	360,631	127,462	119,754
Net loss attributable to common stockholders	$(2,980,661)	$(1,519,822)	$(1,504,139)

Net loss per share:
Basic and diluted	$(0.23)	$(0.11)	$(0.11)
Weighted average shares:
Basic and diluted	13,009,326	13,647,555	13,930,267

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$
Balance—January 1, 2010	—	—	11,351,967	$11,352	$41,228,698	$(44,100,258)	$(2,860,208)
Issuance of Preferred Stock, in exchange of Carilion notes	1,321,514	$1,322	—	—	4,835,420	—	4,836,742
Issuance of Common Stock, Hansen Settlement	—	—	1,247,330	1,247	4,563,981	—	4,565,228
Stock-based compensation	—	—	11,522	12	3,472,318	—	3,472,330
Issuance of Warrants, other	—	—	—	—	1,264,946	—	1,264,946
Issuance of Common Stock, Other (1)	—	—	25,000	25	91,475	—	91,500
Exercise of stock options and warrants	—	—	813,526	814	864,363	—	865,177
Stock dividends (2)	—	—	—	76	360,555	(360,631)	—
Net loss	—	—	—	—	—	(2,620,030)	(2,620,030)

Balance—December 31, 2010	1,321,514	1,322	13,449,345	13,526	56,681,756	(47,080,919)	9,615,685
Exercise of stock options and warrants	—	—	249,388	249	219,327	—	219,576
Stock-based compensation	—	—	51,648	52	2,163,238	—	2,163,290
Stock dividends (2)	—	—	—	80	127,382	(127,462)	—
Issuance of Common Stock, Other (3)	—	—	62,109	62	97,813	—	97,875
Net loss	—	—	—	—	—	(1,392,360)	(1,392,360)

Balance—December 31, 2011	1,321,514	1,322	13,812,490	13,969	59,289,516	(48,600,741)	10,704,066
Exercise of stock options and warrants	—	—	182,702	183	69,795	—	69,978
Stock-based compensation	—	—	—	—	1,862,533	—	1,862,533
Stock dividends (2)	—	—	—	79	119,675	(119,754)	—
Issuance of Common Stock, Other (3)	—	—	14,088	14	19,986	—	20,000
Net loss from operations	—	—	—	—	—	(1,384,385)	(1,384,385)

Balance—December 31, 2012	1,321,514	$1,322	14,009,280	$14,245	$61,361,505	$(50,104,880)	$11,272,192

(1)	In January 2010 we settled a complaint filed by a former employee in exchange for the payment of $13,000 in cash and the issuance of 25,000 shares of our common stock. The settlement was included as an accrued liability on our December 31, 2009 consolidated balance sheet.
(2)	The stock dividends payable in connection with the Series A Convertible Preferred Stock are issuable upon the request of Carilion.
(3)	Fees paid to our board of directors by issuance of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2011	2012
Cash flows (used in)/provided by operating activities:
Net loss	$(2,620,030)	$(1,392,360)	$(1,384,385)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,331,809	1,462,511	1,092,027
Stock-based compensation	3,472,330	2,163,290	1,862,533
Changes in operating assets and liabilities:
Accounts receivable	(466,422)	1,711,539	(1,101,549)
Inventory	(261,972)	(224,173)	(10,482)
Other assets	669,759	(321,430)	478,919
Accounts payable and accrued expenses	7,091,386	(288,989)	(724,050)
Accrued litigation settlement	(9,669,728)	—	—
Deferred credits	365,586	(119,999)	(629,781)

Net cash (used in)/provided by operating activities	(87,282)	2,990,389	(416,768)

Cash flows used in investing activities:
Acquisition of property and equipment	(85,149)	(327,704)	(371,390)
Intangible property costs	(365,533)	(347,813)	(224,537)

Net cash used in investing activities	(450,682)	(675,517)	(595,927)

Cash flows provided by/(used in) financing activities:
Proceeds from debt obligations	2,500,000	6,000,000	—
Payments on debt obligations	(834,119)	(6,867,393)	(1,625,000)
Payments on capital lease obligation	(5,316)	(42,383)	(50,949)
Proceeds from the exercise of options and warrants	865,177	317,451	89,978

Net cash provided by/(used in) financing activities	2,525,742	(592,325)	(1,585,971)

Net change in cash	1,987,778	1,722,547	(2,598,666)
Cash and cash equivalents—beginning of period	5,228,802	7,216,580	8,939,127

Cash and cash equivalents—end of period	$7,216,580	$8,939,127	$6,340,461

Supplemental disclosure of cash flow information
Cash paid for interest	$397,020	$239,521	$297,875
Common stock issued in litigation settlement (1,247,330 shares)	$4,565,228	$—	$—
Installment note issued in litigation settlement	$5,000,000	$—	$—
Preferred stock issued in exchange of notes (1,321,514 shares)	$4,836,742	$—	$—
Warrants issued in exchange of notes payable (356,000 warrants)	$1,261,879	$—	$—
Common stock issued in settlement of other claims (25,000 shares)	$91,500	$—	$—
Dividend on preferred stock, 76,649 shares of common stock issuable at 12/31/2010 and 79,233 shares of common stock issuable at 12/31/2011 and 2012, respectively	$360,631	$127,462	$119,754
Reduction to principal of Hansen Note in exchange for development services	$358,488	$—	$—
Property and equipment financed by capital leases	$—	$274,145	$—
Cash paid for income taxes	$—	$10,307	$21,618

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

We research, develop and commercialize innovative technologies in three primary areas of focus: fiber optic shape sensing technology for robotic and minimally invasive surgical systems and fiber optic sensing systems and standard test methods for composite materials. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise to perform applied research services on government-funded projects across a range of technologies and also for corporate customers in the fiber optic sensing area. We are organized into two business segments: our Technology Development segment and our Products and Licensing segment. Our Technology Development segment performs applied research on government-funded projects and includes our secure computing and communications group, or SCC, which we sold on March 1, 2013 (See Note 15). Most of the government funding in our Technology Development segment is derived from the U.S. Government’s Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our Products and Licensing segment focuses on fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area to corporate and government customers. The Products and Licensing segment also includes healthcare products.

We have a history of net losses and negative cash flow from operations with the exception of 2011. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital markets transactions.

Since 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Additionally, in 2013 spending levels for government programs may be reduced. Our ability to access the capital markets is expected to be extremely limited. Economic and market conditions may not improve significantly during 2013 and could get worse.

Although there can be no guarantees, we believe that our current cash balance including the proceeds from the sale of SCC described in Note 15, our cash flow from operations, and the funds available to us under the Credit Facility described in Note 3 below, provide adequate liquidity for us to meet our working capital needs through 2013.

Consolidation Policy

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP and include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. We eliminate from our financial results all significant intercompany transactions. We do not have any investments in entities we believe are variable interest entities for which the Company is the primary beneficiary.

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

Preferred Stock Issued to Carilion Clinic

In January 2010, we entered into a transaction with Carilion Clinic (“Carilion”), in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes in the principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for (i) 1,321,514 shares of our newly designated Series A Convertible Preferred Stock and (ii) an additional warrant to purchase 356,000 shares of our common stock at an exercise price of $2.50 per share. This warrant is exercisable beginning February 1, 2013, and continuing until December 31, 2020. We also agreed to reduce the exercise price of Carilion’s prior common stock warrant from $7.98 to $2.50 per share and to extend its expiration date to December 31, 2020. The Series A Convertible Preferred Stock carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2012, a cumulative total of 235,233 shares of common stock were issuable to Carilion, on their demand, as dividends and have been recorded in the statement of stockholders’ equity. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.

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

Allowance for Uncollectible Receivables

Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bear on the ultimate collection of such amounts. The allowance was unchanged at approximately $22,000 at December 31, 2010 and 2011, respectively and zero at December 31, 2012.

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

Research, Development and Engineering

Research, development and engineering expenses not related to contract performance are expensed as incurred. We expensed $1.7 million, $2.7 million and $2.6 million of non-contract related research, development and engineering expenses for the years ended December 31, 2010, 2011 and 2012, respectively.

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

Inventory

Inventory consists of finished goods and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory reserves at December 31, 2011 and 2012 were $172,902 and $108,649, respectively.

Net Loss per Share

Basic per share data is computed by dividing net loss atributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

The effect of 6.5 million, 2.5 million and 2.4 million common stock equivalents (which include outstanding warrants and stock options) are not included for the years ended December 31, 2010, 2011 and 2012 respectively, as they are antidilutive to earnings per share.

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

The Company recognizes expense for equity instruments issued to non-employees based upon the fair value of the equity instruments issued.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	2010	2011	2012
Risk-free interest rate range	2.09% – 3.22%	1.48% – 2.81%	1.02% – 1.49%
Expected life of option-years	7.5	7.5	7.5
Expected stock price volatility	117%	111%	108%
Expected dividend yield	—	—	—

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon the average volatility of our common stock. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups within our company. We do not currently issue dividends nor do we expect to in the foreseeable future.

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

Components of inventory are as follows:

	December 31, 2011	December 31, 2012
Finished goods	$531,418	$195,578
Work-in-process	210,459	252,227
Parts	2,739,335	2,975,297

	3,481,212	3,423,102
Less: Inventory reserves	150,439	86,186

Total inventory, net	$3,330,773	$3,336,916

3.	Debt

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

We may prepay amounts due under the Term Loan for a fee equal to (i) $60,000, if such prepayment is made after May 18, 2012, but on or before May 18, 2013; or (ii) zero, if such prepayment is made after May 18, 2013.

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

The annual interest rate on the Line of Credit is SVB’s prime rate plus 1.25%, payable monthly in arrears, and we are required to pay an unused Line of Credit fee of one-quarter of one percent (0.25%), payable monthly. We may terminate the Line of Credit for a termination fee of $10,000, which fee would not be payable in the event that the Line of Credit is replaced by another loan facility with SVB.

Amounts due under the Credit Facilities are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.

The Credit Facilities have historically required us to observe a number of financial and operational covenants, including maintenance of a specified liquidity ratio, achievement of certain adjusted EBITDA targets, protection and registration of intellectual property rights, and certain customary negative covenants. As of December 31, 2012, we were in compliance with all covenants. On March 21, 2013 the financial covenants were amended to require only that we maintain a minimum cash balance of $5.0 million.

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

The balance under the Term Loan at December 31, 2012 was $3,625,000, of which $2,125,000 was classified as long-term and $1,500,000 was classified as short-term. No amounts were outstanding under the Line of Credit at December 31, 2012.

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

Under the terms of the Payoff Letter, we and Hansen agreed upon a final payoff in the amount of approximately $3.0 million as payment in full for all principal and accrued interest under the Hansen Note, which represented a $190,000 discount from the then outstanding balance, which discount will be amortized into income over the remaining life of the Company’s Development and Supply Agreement with Hansen. At December 31, 2012, there was approximately $40,000 remaining in deferred credits to be amortized. On May 23, 2011, we repaid the Hansen Note in full. Upon receipt of this final payment, all security interests in our assets held by Hansen as collateral for our obligations under the Hansen Note were terminated and released.

The following table presents a summary of debt outstanding as of December 31, 2011 and 2012:

	December 31,
	2011	2012
Silicon Valley Bank Term Loan	$5,250,000	$3,625,000

Less: current portion	1,625,000	1,500,000

Total long-term debt	$3,625,000	$2,125,000

Maturities on long-term debt are as follows:

Year	Amount
2013	$1,500,000
2014	1,500,000
2015	625,000

Total	$3,625,000

Costs associated with loans outstanding were as follows:

	Years Ended December 31,
	2010	2011	2012
Interest expense	$480,469	$377,096	$286,529
Amortization of transaction costs	—	10,491	25,843

Total interest expense	$480,469	$387,587	$312,372

4.	Accounts Receivable—Trade

Accounts receivable consist of the following:

	December 31,
	2011	2012
Billed	$4,349,750	$5,175,395
Unbilled	1,619,844	1,873,376
Other	10,864	10,864

	$5,980,458	$7,059,635

Less: allowance for doubtful accounts	(22,372)	—

	$5,958,086	$7,059,635

Unbilled receivables result from contract retainages and revenues that have been earned in advance of billing and can be invoiced at contractually defined intervals, milestones, or at completion of the contract.

Unbilled amounts are expected to be billed in future periods and are classified as current assets in accordance with industry practice.

5.	Property and Equipment

Property and equipment, net, consists of the following at:

	December 31,
	2011	2012
Building	$69,556	$69,556
Equipment	6,853,589	7,222,208
Furniture and fixtures	622,944	622,944
Software	1,181,156	1,185,290
Leasehold improvements	3,193,613	3,196,590

	11,920,858	12,296,588
Less—accumulated depreciation	(9,104,184)	(9,869,950)

	$2,816,674	$2,426,638

Depreciation for the years ended December 31, 2010, 2011 and 2012 was approximately $1.1 million, $1.0 million and $0.8 million, respectively.

6.	Intangible Assets

The following is a summary of intangible assets:

	December 31,
	2011	2012
Patent costs	$2,034,573	$2,264,441
Accumulated amortization	(1,495,010)	(1,826,602)

	$539,563	$437,839

Amortization for the years ended December 31, 2010, 2011 and 2012 was approximately $0.3 million, $0.5 million and $0.3 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2012, for each of the next five years is as follows:

Year Ending December 31,
2013	228,224
2014	159,361
2015	32,531
2016	14,113
2017	3,610

$437,839

7.	Income Taxes

Deferred tax assets and liabilities consist of the following components:

	2011		2012
	Current	Long-Term	Current	Long-Term
Bad debt and inventory reserve	$74,126	$—	$41,243	$—
Depreciation and amortization	—	915,560	—	1,005,697
Net operating loss carryforwards	—	11,748,302	—	11,358,044
Research and development credits	—	386,161	—	386,161
Accrued liabilities	605,513	—	731,831	—
Deferred compensation	—	85,837	—	123,797
Stock-based compensation	—	1,000,192	—	1,208,970
AMT credit	—	9,208	—	28,555

Total	679,639	14,145,260	773,074	14,111,224
Valuation allowance	(679,639)	(14,145,260)	(773,074)	(14,111,224)

Net deferred tax asset	$—	$—	$—	$—

The reconciliation of expected income tax benefit (expense) to actual income tax expense benefit (expense) was as follows:

	2010	2011	2012
Statutory federal rate	34.00%	34.00%	34.00%
State tax net of federal benefit	3.96%	3.96%	3.73%
Change in valuation allowance	15.60%	2.79%	(4.16%)
Incentive stock options	(45.00%)	(35.85%)	(35.60%)
Provision to return adjustments	(1.48%)	(3.44%)	(1.80%)
Other Permanent differences	(7.08%)	(2.21%)	(1.34%)

Income tax (expense)	0%	(0.75%	(1.57%)

The income tax expense consists of the following for:

	2010	2011	2012
Current:
Federal	$—	$10,307	$18,268
State	—	—	3,149
Deferred Federal	—	—	—
Deferred State	—	—	—

Income tax expense	$—	$10,307	$21,417

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have net operating loss carryforwards at December 31, 2012 of approximately $29.9 million expiring at varying dates through 2025. We have research & development tax credit carryforwards at December 31, 2012 of approximately $0.4 million, which expire at varying dates through 2024.

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

We currently have no positions for which we expect that the amount of unrecognized tax benefit will increase or decrease significantly within twelve months of the reporting date. We have no tax interest or penalties reported in either our statement of operations or statement of financial position for any year reported herein. Management believes it is not more likely than not that the deferred tax assets will be realized at December 31, 2011 or December 31, 2012, therefore a valuation allowance was established against all deferred tax assets.

8.	Stockholders’ Equity

Series A Convertible Preferred Stock

In January 2010, we entered into a transaction with Carilion, in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes in the principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for 1,321,514 shares of our newly designated Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is non-voting, carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2012, 235,233 shares of common stock were issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity. These dividends are issuable on demand. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued to Carilion (as described below), determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing (as described below) and extension of maturity to stockholders’ equity.

Carilion Warrants

In May 2008, we issued 10,000 warrants for the purchase of our Common Stock at an exercise price of $7.98 per share to Carilion, in exchange for Carilion agreeing to subordinate their convertible debt to the Silicon Valley Bank debt facility, and to extend the payment of their convertible debt from December 31, 2009 to December 31, 2012. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 3.81%, expected volatility of 63% and an expected life of 9.63 years, which equaled the contractual term. The aggregate fair value of the warrant was $58,194, and this amount was capitalized as a prepaid financing charge and was being amortized over the life of the debt. In connection with the conversion of the Carilion notes to Series A Convertible Preferred Stock in January 2010 described above, the strike price of these warrants was reduced to $2.50 per share, and an additional warrant to purchase 356,000 shares of our common stock at an exercise price of $2.50 per share was also issued to Carilion. We recorded a charge of $3,071 to other income and expense in 2010 for the difference between the fair value of the warrant immediately before modification and the fair value of the warrant immediately after modification.

Hansen Warrant

In January 2010, we issued 1,247,330 shares of common stock to Hansen, representing 9.9% of our common stock then outstanding. In addition, we issued to Hansen a warrant entitling Hansen to purchase, until January 12, 2013, a number of shares of our common stock as necessary for Hansen to maintain a 9.9% ownership interest in our common stock, at an exercise price of $0.01 per share. During 2011 Hansen exercised warrants acquiring 41,538, shares of our common stock. During 2012 Hansen did not exercise any of its outstanding warrants. This warrant was scheduled to expire in January 2013, however based upon our outstanding shares of common stock as of December 31, 2012, Hansen may have the ability to exercise the warrant for an additional 29,126 shares. For the years ended December 31, 2010, 2011 and 2012, we recognized expense of $178,000, $60,338 and $17,190, respectively, which is included in operating expenses. We recognize expense based upon the fair market value of our stock at the date the shares are issuable, updated quarterly for non-exercised warrants, to Hansen.

Stock Option Plans

In April 2003, we adopted the Luna Innovations Incorporated 2003 Stock Plan, or the 2003 Plan. Under the 2003 Plan, our Board of Directors was authorized to grant both incentive and non-statutory stock options to our employees, directors and consultants to purchase Class B shares of Common Stock. Options generally had a life of 10 years and exercise price equal to or greater than the fair market value of the Class B Common Stock as determined by the Board of Directors. On February 4, 2006, our Board of Directors increased the number of shares reserved under the 2003 Plan to 9,715,000. There were options outstanding under the 2003 Plan to purchase an aggregate of 1,166,556 shares as of December 31, 2012. Following the adoption of the 2006 Equity Incentive Plan in January 2006, no shares or options are available for future grant under the 2003 Plan, except to satisfy grants outstanding as of June 5, 2006.

In January 2006, we adopted our 2006 Equity Incentive Plan or the 2006 Plan. Under the 2006 Plan, our Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to our employees, directors, and consultants. Stock option awards generally have a life of 10 years and exercise prices equal to the closing price of our common stock on the date of the option grant. On January 1 of each year, the number of shares available for issuance increases by the lesser of (a) 10% of the outstanding shares of our common stock on the last day of the preceding fiscal year; (b) 1,695,690 shares; or (c) such other amount as our Board of Directors may determine. A total of 8,252,703 and 8,872,540 shares were available for future grant under the 2006 Plan as of December 31, 2011 and 2012, respectively.

Vesting for employees typically occurs over a five-year period.

Total non-cash stock option expense for the years ended December 31, 2010, 2011 and 2012 was $3.5 million, $2.2 million and $1.9 million, respectively.

The following table sets forth the activity of the options to purchase common stock under the 2003 Plan and the 2006 Plan:

	Options Outstanding			Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at January 1, 2010	4,727,360	0.35–8.20	$2.43	$3,545,705	2,987,955	$1.72	$2,734,841
Forfeited	(90,782)	0.35–6.00	4.45
Exercised	(744,938)	0.35–2.11	0.96
Granted	918,597	0.82–4.43	3.45
Exchanged in Tender Offer	(93,798)
Balance at December 31, 2010	4,716,439	0.35–7.08	$2.35	$1,632,396	2,904,435	$2.2	$1,233,778
Forfeited	(514,883)	0.35–7.08	3.48
Exercised	(208,117)	0.35–1.77	0.72
Granted	647,600	1.18–2.17	1.83
Balance at December 31, 2011	4,641,039	$0.35–6.74	$2.23	$1,509,270	3,206,994	$2.23	$1,258,740
Forfeited	(64,245)	0.65–5.50	1.91
Exercised	(182,702)	0.35–1.77	0.38
Granted	1,028,038	1.40–1.75	1.67
Balance at December 31, 2012	5,422,130	$0.35–6.74	$2.19	$639,904	3,775,388	$2.37	$604,292

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The prices represent the closing price of our Common Stock on the NASDAQ Capital Market on the respective dates.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2010	$0.35–7.08	4,716,439	7.05	$2.35	2,904,435	$2.20
Year ended December 31, 2011	$0.35–6.74	4,641,039	6.60	$2.23	3,206,994	$2.23
Year ended December 31, 2012	$0.35–6.74	5,422,130	6.39	$2.19	3,775,388	$2.37

	Total intrinsic value of options exercised	Total fair value of options vested
Year ended December 31, 2010	1,049,489	1,648,292
Year ended December 31, 2011	216,576	1,435,186
Year ended December 31, 2012	215,541	1,170,738

For the years ended December 31, 2010, 2011 and 2012, the weighted average grant date fair value of options granted was $1.85, $1.62 and $1.10, respectively. We estimate the fair value of options at the grant date using the Black-Scholes model.

We recognized $1.9 million in share-based payment expense which is recorded in selling, general and administrative expenses on the Statement of Operations for the year ended December 31, 2012, and we will recognize $2.0 million over the remaining requisite service period. For all options granted through December 31, 2012, the weighted average remaining service period is 1.9 years.

9.	Commitments and Contingencies

Obligation under Operating Leases

We lease facilities in Blacksburg, Charlottesville and Roanoke, Virginia under operating leases that as of December 31, 2012, were scheduled to expire between November 2014 and December 2015. On March 21, 2013, we amended the lease on our Roanoke office to reduce the square footage covered by the lease effective as of January 1, 2014 and extended the term of the lease through December 2018. After giving effect to this amendment, contractual obligations under the operating facility leases for 2014 are $964,615, for 2015 are $540,840 and for each of 2016 and 2017 are $330,840. Certain of the leases are subject to fixed escalations and provide for possible termination prior to their expiration dates. We recognize rent expense on such leases on a straight-line basis over the lease term. Rent expense under these leases recorded in our Selling, General and Administrative line on our Statement of Operations above, was approximately $1.2 million for each of the years ended December 31, 2010 and 2011 respectively and $1.3 million for the year ended December 31, 2012.

We are obligated under operating leases covering certain equipment that expire at various dates during the next two years.

Minimum future rentals, as of December 31, 2012, under the aforementioned operating leases for each of the next five years are:

2013	1,316,931
2014	1,290,585
2015	873,214
2016	—
2017	—

$3,480,730

Governor’s Opportunity Fund

In March 2004, we received a $900,000 grant (the “Grant”) from the City of Danville, Virginia (the “City of Danville”) to be used for the expansion of economic and commercial growth within the City of Danville. Specifically, $450,000 of the grant was to be used to offset certain capital expenditures for leasehold improvements being made at our Danville facility. The remaining $450,000 was granted for the creation of new jobs upon satisfaction of the conditions described below.

The grant stipulated that we must make estimated capital expenditures of at least $6,409,000 and create 54 new full time jobs at our Danville facility, at an average annual wage of at least $39,000 plus benefits within 30 months of the award, and then maintain such employment levels for an additional 30 months.

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

During 2009 we earned an additional approximately $35,000 under the grant. In January 2010, we agreed to pay back approximately $108,000 of the grant in quarterly installments over the next five years, ending in November 2014. At December 31, 2012 the remaining balance payable by us to the City of Danville under the grant was approximately $43,000.

Purchase Commitment

In September 2011 we executed a non-cancelable $1.2 million purchase order to multiple shipments of tunable lasers to be delivered over a 12-month period beginning in mid-January 2012. At December 31, 2012, approximately $0.2 million of this commitment remained.

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

We contributed approximately $240,000, $240,000 and $250,000 to the plan for the years ended December 31, 2010, 2011 and 2012, respectively.

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

A description of our litigation with Hansen that we settled in December 2009 is included in Note 1.

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

During the years ended December 31, 2010, 2011 and 2012, approximately 65%, 64% and 67%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government.

At December 31, 2010, 2011 and 2012, receivables with respect to contracts with the U.S. government represented 63%, 40% and 34% of total billed trade receivables, respectively.

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

Information about the results of operations for each segment is set forth in the table below. There were no significant inter-segment sales during the three years ended December 31, 2012. There was an insignificant amount of product sales made outside the United States during these three years.

	Year Ended December 31,
	2010	2011	2012
Technology Development revenue	$22,404,931	$22,417,902	$21,098,286
Products and Licensing revenue	12,133,463	13,195,822	11,250,717

Total revenue	34,538,394	35,613,724	32,349,003

Technology Development operating loss	(2,257,509)	(1,595,443)	(511,759)
Products and Licensing operating income (loss)	208,880	362,349	(672,741)

Total operating loss	$(2,048,629)	$(1,233,094)	$1,184,500)

Depreciation, Technology Development	$684,525	$619,035	$499,439
Depreciation, Products and Licensing	370,706	370,808	266,327
Amortization, Technology Development	179,411	295,600	212,790
Amortization, Products and Licensing	97,160	177,067	113,471

Additional segment information is as follows:

	December 31,
	2011	2012
Total segment assets:
Technology Development	$14,427,172	$13,342,725
Products and Licensing	8,492,249	7,115,043

Total	$22,919,421	$20,457,768

Property plant and equipment and intangible assets, Technology Development	$2,112,663	$1,868,235
Property plant and equipment and intangible assets, Products and Licensing	$1,243,574	$996,242

14.	Quarterly Results (unaudited)

The following table sets forth our unaudited historical revenues, operating (loss) income and net (loss) income by quarter during 2011 and 2012:

	Quarter Ended
(Dollars in thousands, except per share amounts)	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012
Revenues:
Technology	$5,622	$5,623	$6,162	$5,011	$5,659	$5,334	$4,875	$5,230
Product and license	3,377	4,001	2,681	3,137	2,714	2,846	3,156	2,535

Total revenues	8,999	9,624	8,843	8,148	8,373	8,180	8,031	7,765
Gross Margin	3,340	3,661	3,493	2,736	3,223	3,145	3,146	2,664
Operating loss	(898)	(210)	313	(433)	(273)	(191)	(174)	(547)
Net income / (loss)	(1,025)	$(257)	$243	$(353)	(335)	(243)	(220)	(587)
Net (loss) attributable to common stockholders	$(1,066)	$(289)	$222	$(386)	(369)	(269)	(254)	(612)

Net (loss) Income per share:
Basic	$(0.08)	$(0.02)	$0.02	$(0.03)	(0.03)	(0.02)	(0.02)	(0.04)
Diluted	$(0.08)	$(0.02)	$0.01	$(0.03)	(0.03)	(0.02)	(0.02)	(0.04)
Weighted average shares:
Basic	13,484,645	13,636,993	13,669,724	13,794,361	13,850,667	13,892,816	13,939,938	14,008,772
Diluted	13,484,645	13,636,993	15,898,639	13,794,361	13,850,667	13,892,816	13,939,938	14,008,772

15.	Subsequent Events

On March 1, 2013, we completed the sale of our SCC group, which was part of our Technology Development segment, to an unaffiliated third party, for a gross sales price of $6.1 million of cash. Of the purchase price we are to receive $110,000 on December 31, 2013 and an additional $600,000 was placed in escrow to be released in tranches over 18 months, subject to certain events and dates and to any indemnification claims of Mac-B. Accordingly, we received $5.4 million in cash on March 1, 2013. Mac-B has entered into a sublease with respect to the facilities historically occupied by SCC through December 31, 2013 for a total of $0.3 million. In the transaction, we sold the equipment, contracts and intellectual property associated with SCC. Approximately 20 employees of the SCC group transferred to the purchasing company. Included in the transaction were current assets of approximately $1.8 million and long term assets with a net book value of approximately $0.1 million, at December 31, 2012. SCC accounted for 18.5% of our revenues, and 20.7% of our cost of revenues for the year ended December 31, 2012.

On March 21, 2013, we entered into an amendment to the office lease for our headquarters in Roanoke, Virginia. This amendment approximately halved the leased square footage (as described above, the remaining leased square footage has been subleased through the remainder of 2013 to Mac-B) and lowered our rental rates, each beginning effective January 1, 2014, and extended the term of the lease through December 31, 2018.

On March 21, 2013, we entered into an amendment to the Credit Facilities to replace the previous financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, or GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

On March 26, 2013, the Compensation Committee of the Board (the “Compensation Committee”) approved a senior management incentive plan (the “Incentive Compensation Plan”) for the Company’s senior management for the year ending December 31, 2013. The Compensation Committee also approved the grant of restricted stock awards to the Company’s senior management effective March 28, 2013.

Senior Management Incentive Compensation Plan

The Compensation Committee adopted the Incentive Compensation Plan for the Company’s senior management, who, among others, include My E. Chung, the Company’s Chief Executive Officer, Dale E. Messick, the Company’s Chief Financial Officer, Scott A. Graeff, the Company’s Chief Strategy Officer and Mark E. Froggatt, the Company’s Chief Technology Officer (collectively, the “Named Executive Officers”), for the year ending December 31, 2013. The Incentive Compensation Plan, as applied to the Named Executive Officers, is designed to award those officers for achieving certain corporate objectives. Pursuant to the Incentive Compensation Plan, the Compensation Committee set the target cash bonus payout for each of the Named Executive Officers at 50% of such officer’s base salary as of December 31, 2013, with a minimum payout equal to 5% of such officer’s base salary as of December 31, 2013 and a maximum payout equal to 75% of such officer’s base salary as of December 31, 2013.

Bonuses under the Incentive Compensation Plan will be based upon whether the Company achieves certain specified strategic initiatives (the “Strategic Goal”) or specified financial performance metrics. The amount of the bonus will be based upon the timing of the achievement of the Strategic Goal or the achievement of adjusted operating income (loss) exceeding a specified amount (the “Financial Performance Goal”).

Amounts earned under the Incentive Compensation Plan for the 2013 plan year, if any, would be paid following approval by the Compensation Committee and the audit of the Company’s financial statements for the 2013 year.

The foregoing description of the Incentive Compensation Plan is not complete and is qualified in its entirety by reference to the Incentive Compensation Plan, which will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ending March 31, 2013.

Restricted Stock Awards

The Compensation Committee granted restricted stock awards to the Named Executive Officers in the following amounts effective March 28, 2013:

Name	Shares of Restricted Stock
My E. Chung	140,000
Mark E. Froggatt	34,500
Scott A. Graeff	34,500
Dale E. Messick	34,500

The restricted stock vests in four equal annual installments on the anniversary of the grant date, subject to the Named Executive Officer’s continuous service through such vesting dates.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will be included in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which we refer to as the 2013 Proxy Statement, anticipated to be filed with the SEC within 120 days after December 31, 2012, and is incorporated into this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information below relating to securities authorized for issuance under our equity compensation plans, the information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2013 Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,422,130	$2.19	8,872,540
Equity compensation plans not approved by security holders	2,142,606	0.43	—

Total	7,564,736	$1.81	8,872,540

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

The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	Schedules.

Schedule II

Luna Innovations Incorporated

Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at beginning of Period	Charged to costs and expenses	Deductions	Valuation against asset	Balance at end of period
Year Ended December 31, 2012
Reserves deducted from assets to which they apply:
Allowances for doubtful Accounts	$22,372	$—	$(22,372)	$—	$—

	$22,372	$—	$(22,372)	$—	$—
Year Ended December 31, 2011
Reserves deducted from assets to which they apply:
Allowances for doubtful Accounts	$22,372	$—	$—	$—	$22,372

	$22,372	$—	$—	$—	$22,372
Year Ended December 31, 2010
Reserves deducted from assets to which they apply:
Allowances for doubtful Accounts	$157,535	$—	$(135,163)	$—	$22,372

	$157,535	$—	$(135,163)	$—	$22,372

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Document
2.1(1)	Findings of Fact, Conclusions of Law, and Order under 11 U.S.C. §§ 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming First Amended Joint Plan of Reorganization of Luna Innovations Incorporated and Luna Innovations, Inc, debtors and debtors-in-possession, dated January 12, 2010 (Exhibit 2.1)

2.2(1)	First Amended Joint Plan of Reorganization of Luna Innovations Incorporated and Luna Technologies, Inc., dated December 18, 2009 (Exhibit 2.2)

2.3(1)	First Amended Disclosure Statement in support of First Amended Joint Plan of Reorganization of Luna Innovations Incorporated, et al., under Chapter 11 of the Bankruptcy Code, dated December 18, 2009 (Exhibit 2.3)

2.4*	Asset Purchase Agreement, dated March 1, 2013, by and between Luna Innovations Incorporated and MacAulay-Brown, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)

3.2(3)	Certificate of Designations of the Series A Convertible Preferred Stock (Exhibit 3.1)

3.3(4)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

3.4(5)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)

4.1(6)	Specimen Common Stock certificate of the Registrant (Exhibit 4.1)

4.2(4)	2003 Stock Plan (Exhibit 10.7)

4.3(7)	2006 Equity Incentive Plan (Exhibit 10.9)

4.4(4)	Form of Stock Option Agreement (Exhibit 4.7)

10.1(8)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10.2(9)	Commercial Lease, dated March 15, 2007, between Canvasback Real Estate & Investments LLC and Luna Innovations Incorporated (705 Dale Avenue, Charlottesville, Virginia) (Exhibit 10.1)

10.3(6)**	License Agreement No. DN-982, dated June 10, 2002, by and between the National Aeronautics and Space Administration (NASA) and Luna Innovations Incorporated; Modification No. 1 to License Agreement No. DN-982, dated January 23, 2006, by and between NASA and Luna Innovations Incorporated (Exhibit 10.22)

10.4(6)**	License Agreement No. DN-951, dated December 20, 2000, by and between NASA and Luna Technologies, Inc. (Exhibit 10.23)

10.5(6)**	Amended and Restated License Agreement, dated March 19, 2004, by and between Virginia Tech Intellectual Properties, Inc. and Luna Innovations Incorporated (Exhibit 10.26)

10.6(10)	Asset Transfer and License Agreement by and between Luna Innovations Incorporated and Coherent, Inc. (Exhibit 10.21)

10.7(11)**	Development and Supply Agreement, dated December 12, 2006, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. dated June 11, 2007 (Exhibit 10.1)

10.8(12)	Amendment to Commercial Lease, by and between Luna Innovations Incorporated and Canvasback Real Estate & Investments LLC dated March 18, 2008 (Exhibit 10.5)

10.9(13)	Confidential Settlement Agreement, dated as of December 11, 2009, by and between Luna Innovations, Inc. and Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.26)

10.10(3)	Securities Purchase and Exchange Agreement, dated January 12, 2010, by and between Luna Innovations Incorporated and Carilion Clinic (Exhibit 10.1)

Exhibit No.	Exhibit Document

10.11(3)	Warrant No. 1 to Purchase Common Stock, dated January 13, 2010, issued to Carilion Clinic (Exhibit 10.2)

10.12(3)	Warrant No. 2 to Purchase Common Stock, dated January 13, 2010, issued to Carilion Clinic (Exhibit 10.3)

10.13(3)	Amended and Restated Investor Rights Agreement, dated January 13, 2010, by and among Luna Innovations Incorporated, Carilion Clinic, and certain stockholders of Luna Innovations Incorporated (Exhibit 10.4)

10.14(14)	Non-Employee Directors’ Deferred Compensation Plan (Exhibit 10.37)

10.15(15)**	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.6)

10.16(15)**	Development and Supply Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc., as amended on February 17, 2010 and April 2, 2010 (Exhibit 10.7)

10.17(15)**	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Intuitive Surgical, Inc. (Exhibit 10.8)

10.18(15)**	Amendments to Development and Supply Agreement, effective January 12, 2010 and April 27, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.9)

10.19(15)	Confidential Mutual Release, effective as of January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.13)

10.20(15)	Industrial Lease Agreement, dated as of March 21, 2006, by and between Luna Innovations Incorporated and the Economic Development Authority of Montgomery County, Virginia, as amended by a First Amendment effective as of May 11, 2006, a Second Amendment effective as of July 15, 2009 and a Third Amendment effective as of March 23, 2010 (Exhibit 10.14)

10.21(15)	Lease for Riverside Center, dated December 30, 2005, by and between Carilion Medical Center and Luna Innovations Incorporated, as amended by an Amended Lease dated July 20, 2006, a Second Amendment dated on or about October 5, 2007 and a Third Amendment effective as of April 1, 2010 (Exhibit 10.15)

10.22(15)	Loan and Security Agreement, dated February 18, 2010, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.5)

10.23(16)	Third Amendment to Commercial Lease dated June 21, 2010, by and between Canvasback Real Estate & Investments, LLC, and Luna Innovations Incorporated (Exhibit 10.5)

10.24(17)	Separation and Consulting Agreement dated as of August 10, 2010, by and between Luna Innovations Incorporated and Kent A. Murphy, Ph.D. (Exhibit 10.2)

10.25(17)	General Release Agreement dated August 10, 2010, by and between Kent A. Murphy, Ph.D., and Luna Innovations Incorporated (Exhibit 10.3)

10.26(17)	Letter Agreement dated August 10, 2010, between Kent A. Murphy, Ph.D., and Luna Innovations Incorporated (Exhibit 10.4)

10.27(17)**	Amendment No.3 to the Development Supply Agreement, dated as of September 2, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.5)

10.28(18)	First Loan Modification Agreement, dated as of March 7, 2011, by and between Luna Innovations Incorporated and Silicon Valley Bank (Exhibit 10.1)

10.29(19)**	Amendment No. 4 to the Development and Supply Agreement, dated as of March 23, 2011, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.2)

Exhibit No.	Exhibit Document

10.30(19)	Fourth Amendment to Industrial Lease Agreement, dated as of March 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (Exhibit 10.3)

10.31(20)	Letter Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated and Dr. Kent A. Murphy (Exhibit 10.1)

10.32(20)	First Amendment to Separation and Consulting Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated and Dr. Kent A. Murphy (Exhibit 10.2)

10.33(20)	General Release Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated and Dr. Kent A. Murphy (Exhibit 10.3)

10.34(21)	Second Loan Modification Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)

10.35(21)**	Amendment No. 3 to the Development and Supply Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.2)

10.36(21)	Amendment to Secured Promissory Note and Payoff Letter, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.3)

10.37(22)	Fifth Amendment to Industrial Lease Agreement, dated as of November 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated

10.38(22)	Employment Agreement dated March 28, 2012, by and between My E. Chung and Luna Innovations Incorporated

10.39(22)	Employment Agreement dated March 28, 2012, by and between Dale E. Messick and Luna Innovations Incorporated

10.40(22)	Employment Agreement dated March 28, 2012, by and between Scott A. Graeff and Luna Innovations Incorporated

10.41(22)	Employment Agreement dated March 28, 2012, by and between Mark Froggatt, Ph.D, and Luna Innovations Incorporated

10.42(22)	Employment Agreement dated March 28, 2012, by and between Talfourd H. Kemper, Jr., and Luna Innovations Incorporated

10.43(23)	Amendment No. 5 to Development and Supply Agreement, dated as of March 22, 2012, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.1)

10.44(24)	Fourth Amendment to Commercial Lease, dated as of April 15, 2012, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations Incorporated (Exhibit 10.3)

10.45(25)	Development Agreement, dated as of April 25, 2012, by and between Luna Innovations Incorporated and Philips Medical Systems Nederland BV (Exhibit 10.1)

10.46(26)	Third Loan Modification Agreement, dated as of May 17, 2012, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

Exhibit No.	Exhibit Document

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101****	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012, (iii) Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the years ended December 31, 2010, 2011 and 2012 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2011 and 2012, and (v) Notes to audited Consolidated Financial Statements.

(1)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on January 15, 2010 (reporting under Items 1.03, 5.02 and 9.01). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on June 8, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on January 15, 2010 (reporting under Items 1.01, 3.02, 3.03, 5.03 and 9.01). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on February 10, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2010 (File No. 000-52008). The number in parentheses indicates the corresponding exhibit number in such Form 8-K.
(6)	Incorporated by reference to the exhibit to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 19, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(7)	Incorporated by reference to the exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 28, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(8)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on July 17, 2009 (reporting under Items 1.01, 5.02 and 9.01). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 15, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(10)	Incorporated by reference to the exhibit to Amendment No. 1 to Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on April 6, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K/A.

(11)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on June 14, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(12)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 9, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(13)	Incorporated by reference to the exhibit to Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 26, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(14)	Incorporated by reference to the exhibit to Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 16, 2009. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(15)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 17, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(16)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 16, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(17)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on November 15, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(18)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on March 9, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(19)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 16, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(20)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on May 23, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(21)	Incorporated by reference to the exhibit to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 12, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(22)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 10-K, Commission File No. 000-52008, filed on March 29, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(23)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 10, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(24)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 9, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(25)	Incorporated by reference to the exhibit to the Registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 10, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(26)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on July 11, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the Securities and Exchange Commission. Pursuant to item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be furnished to the Securities and Exchange Commission upon request.

**	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the Securities and Exchange Commission.
***	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
****	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUNA INNOVATIONS INCORPORATED

By:	/S/ DALE E. MESSICK
Dale E. Messick Chief Financial Officer

March 29, 2013

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

Signature	Title	Date

/S/ MY E. CHUNG My E. Chung	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013

/S/ DALE E. MESSICK Dale E. Messick	Chief Financial Officer (Principal Financial Officer and principal Accounting Officer)	March 29, 2013

/S/ MICHAEL W. WISE Michael W. Wise	Director	March 29, 2013

/S/ WARNER DALHOUSE Warner Dalhouse	Director	March 29, 2013

/S/ JOHN B. WILLIAMSON III John B. Williamson III	Director	March 29, 2013

/S/ NEIL WILKIN JR. Neil Wilkin, Jr.	Director	March 29, 2013

/S/ EDWARD G. MURPHY Edward G. Murphy, M.D.	Director	March 29, 2013

Kent A. Murphy	Vice Chairman of the Board of Directors

/S/ RICHARD W. ROEDEL Richard W. Roedel	Chairman of the Board of Directors	March 29, 2013