Form 10-Q
period 2013-03-31
LUNA INNOVATIONS INC
filed 2013-05-09
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2013, there were 14,059,119 shares of the registrant’s common stock outstanding.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,266,998	$6,340,461
Accounts receivable, net	5,625,212	7,059,635
Inventory, net	3,521,920	3,336,916
Prepaid expenses	646,960	667,773
Other current assets	70,208	35,629

Total current assets	20,131,298	17,440,414
Property and equipment, net	2,268,109	2,426,638
Intangible assets, net	358,963	437,839
Other assets	99,085	152,877

Total assets	$22,857,455	$20,457,768

Liabilities and stockholders’ equity
Liabilities :
Current Liabilities
Current portion of long term debt obligation	$1,625,000	$1,500,000
Current portion of capital lease obligation	54,906	54,091
Accounts payable	1,562,304	1,797,571
Accrued liabilities	2,803,982	2,747,175
Deferred credits	573,395	832,822

Total current liabilities	6,619,587	6,931,659
Long-term debt obligation	1,750,000	2,125,000
Long-term lease obligation	114,881	128,917

Total liabilities	8,484,468	9,185,576

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 14,014,032 and 14,009,280 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	14,269	14,245
Additional paid-in capital	61,700,308	61,361,505
Accumulated deficit	(47,342,912)	(50,104,880)

Total stockholders’ equity	14,372,987	11,272,192

Total liabilities and stockholders’ equity	$22,857,455	$20,457,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Revenues:
Technology development revenues	$2,627,241	$3,942,700
Products and licensing revenues	1,869,676	2,713,814

Total revenues	4,496,917	6,656,514

Cost of revenues:
Technology development costs	2,184,914	2,699,197
Products and licensing costs	919,482	1,247,494

Total cost of revenues	3,104,396	3,946,691

Gross Profit	1,392,521	2,709,823

Operating expense:
Selling, general and administrative	2,511,884	2,646,782
Research, development, and engineering	837,256	694,972

Total operating expense	3,349,140	3,341,754

Operating loss	(1,956,619)	(631,931)

Other income/(expense):
Other income, net	71,234	23,265
Interest expense	(58,179)	(79,658)

Total other income/(expense)	13,055	(56,393)

Loss from continuing operations before income taxes	(1,943,564)	(688,324)
Income tax (benefit)/expense	(795,200)	4,421

Loss from continuing operations	(1,148,364)	(692,745)

Income from discontinued operations, net of income taxes	3,933,961	357,997

Net income/(loss)	2,785,597	(334,748)
Preferred stock dividend	23,629	34,096

Net income/ (loss) attributable to common stockholders	$2,761,968	$(368,844)

Net loss per share from continuing operations:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)

Net income per share from discontinued operations:
Basic	$0.28	$0.03
Diluted	$0.24	$0.02

Net income/ (loss) per share attributable to common stockholders:
Basic	$0.20	$(0.03)
Diluted	$0.17	$(0.03)

Weighted average common shares and common equivalent shares outstanding:
Basic	14,011,814	13,850,667
Diluted	16,615,574	16,322,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2013	2012
	(unaudited)
Cash flows used in operating activities
Net income/(loss)	$2,785,597	$(334,748)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	228,267	284,101
Share-based compensation	313,516	454,584
Warrant expense	—	11,886
Gain on sale of discontinued operations, net of income taxes	(4,029,210)	—
Tax benefit from utilization of net operating loss carryforward	(861,071)	—
Change in assets and liabilities:
Accounts receivable	2,039,952	(866,444)
Inventory	(185,004)	57,389
Other current assets	(127,333)	139,670
Other assets	53,792	18,791
Accounts payable and accrued expenses	(231,431)	(60,923)
Deferred credits	(259,427)	(250,631)

Net cash used in operating activities	(272,352)	(546,325)

Cash flows provided by/( used in) investing activities

Acquisition of property and equipment	(50,255)	(104,719)
Intangible property costs	(11,777)	(48,246)
Proceeds from sale of discontinued operations, net of fees	4,522,460	—

Net cash provided by/(used in) investing activities	4,460,428	(152,965)

Cash flows used in financing activities
Payments on capital lease obligations	(13,221)	(12,453)
Payment of debt obligations	(250,000)	(375,000)
Proceeds from the exercise of options and warrants	1,682	26,979

Net cash used in financing activities	(261,539)	(360,474)

Net change in cash	3,926,537	(1,059,764)
Cash and cash equivalents—beginning of period	6,340,461	8,939,127

Cash and cash equivalents—end of period	$10,266,998	$7,879,363

Supplemental disclosure of cash flow information
Cash paid for interest	$35,063	$77,833
Dividend on preferred stock, 19,823 shares of common stock issuable at March 31, 2013 and 2012	$23,629	$34,096
Cash paid for income taxes	$14,010	$5,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic test & measurement, sensing, and instrumentation products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the telecommunications, medical, composite and defense industries. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from continuing operations from 2005 through the three months ended March 31, 2013 attributable to our operations and other charges. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital market transactions.

Since the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets may be limited. Economic and market conditions may not improve significantly during the remainder of 2013 and could get worse.

Although there can be no guarantees, we believe that our current cash balance, in addition to the funds available to us under the Credit Facilities described in Note 4 below, will provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2013. As used herein, the terms “Luna”, the “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.

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

Per Share Net Loss from Continuing Operations and from Net Income/ (Loss)

Basic net loss per share from continuing operations and net income/ (loss) available to common stockholders are calculated by dividing net loss from continuing operations or net income/ (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted net loss per share from continuing operations and net income/ (loss) available to common stockholders are computed based on the weighted average number of common shares outstanding increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

For the three months ended March 31, 2013, there were approximately 2.6 million shares, which included conversion of preferred stock, outstanding warrants and incremental shares from assumed exercise of in the money stock options that are dilutive to net income and that would have been dilutive had we recorded positive net income from continuing operations. There were approximately 4.3 million options to purchase shares that would have been anti-dilutive.

For the three months ended March 31, 2012, there were approximately 2.4 million shares, which included conversion of preferred stock, outstanding warrants and incremental shares from assumed exercise of in the money stock options, that had we recorded net income from continuing operations would have been dilutive and 4.4 million options to purchase shares that would have been anti-dilutive had we had net income from continuing operations.

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

The fair value of each option granted during the three months ended March 31, 2013 and 2012 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Risk-free interest rate	1.27%	1.32 - 1.49%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	108%	108%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the three months ended March 31, 2013:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Balance, December 31, 2012	5,422,130	$0.35 - $ 6.74	$2.19	$639,904	3,775,388	$2.37	$604,292
Granted	28,700	$1.20	$1.20
Exercised	(4,752)	$0.35	$0.35
Canceled	(92,131)	$0.82 - 6.74	$1.37

Balance, March 31, 2013	5,353,947	$0.35 - 6.74	$2.94	$234,964	4,003,048	$2.02	$196,831

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our Common Stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At March 31, 2013, the outstanding stock options to purchase an aggregate of 5,353,947 shares had a weighted average remaining contractual term of 5.6 years, and the exercisable stock options to purchase an aggregate of 4,003,048 shares had a weighted average remaining contractual term of 4.7 years.

For the three months ended March 31, 2013 and 2012, we recognized $314,000 and $455,000, respectively, in share-based compensation expense, which is included in our selling, general and administrative expenses in the accompanying consolidated financial statements. We expect to recognize $1.7 million in share-based compensation expense over the weighted average remaining service period of 1.7 years for stock options outstanding as of March 31, 2013.

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

2.	Discontinued Operations

On March 1, 2013, we completed the sale of our Secure Computing and Communications group (“SCC”), which was part of our Technology Development segment, to an unaffiliated third party for a gross sales price of $6.1 million of cash. Prior to the sale, SCC provided innovative solutions designed to secure critical technologies within the U.S. government. SCC conducted applied research and provided services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. Of the purchase price, we received approximately $5.4 million at closing and are to receive $110,000 on December 31, 2013. An additional $600,000 was placed in escrow to be released in tranches over 18 months, subject to certain events and dates and to any indemnification claims of the acquirer. In connection with the sale, we incurred approximately $0.8 million in transaction costs that included various charges related to investment banker and legal fees. In addition, the acquirer has entered into a sublease with us for the facilities historically occupied by SCC through December 31, 2013 for a total of $0.3 million. In the transaction, we sold the equipment, contracts and intellectual property associated with SCC. Approximately 20 employees of the SCC group transferred to the acquirer. Included in the transaction were current assets of approximately $0.2 million and long term assets with a net book value of approximately $0.1 million, at February 28, 2012. SCC accounted for 18.5% of our revenues, and 20.7% of our cost of revenues for the year ended December 31, 2012. We recorded an aggregate after-tax gain on the sale of this group of $4.0 million or $0.24 per diluted share in our first quarter 2013 results.

We have reported the results of operations of SCC as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued group’s income or loss before allocations.

The key components of income from discontinued operations were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net revenues:	$641,575	$1,716,796
Cost of revenues	572,951	1,203,703
Operating expenses	229,745	153,718

(Loss)/ income before income taxes	(161,121)	359,375
Allocated tax (benefit)/expense	(65,872)	1,378

Operating (loss)/ income from discontinued operations	(95,249)	357,997
Gain on sale, net of 0.9 million of related income taxes	4,029,210	—

Income from discontinued operations, net of income taxes	$3,933,961	$357,997

3.	Inventory

Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

Components of inventory are as follows:

	March 31, 2013	December 31, 2012
Finished goods	$815,140	$195,578
Work-in-process	330,137	252,227
Parts	2,485,218	2,975,297

	3,630,495	3,423,102
Less: Inventory reserves	108,575	86,186

Total inventory, net	$3,521,920	$3,336,916

4.	Debt

Silicon Valley Bank Credit Facilities

On February 18, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to provide us with borrowing capacity of up to $5.0 million, subject to a percentage of our outstanding eligible accounts receivable, at a floating annual interest rate. The credit facility was originally scheduled to mature on February 17, 2011, but it was amended to extend the maturity date until May 18, 2011 and to revise the calculation of eligible borrowing base and add certain financial covenants relating to our adjusted EBITDA.

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

In addition to the terms and conditions of the Term Loan, the Second Loan Modification Agreement reduced our maximum borrowing capacity under the revolving credit facility (the “Line of Credit” and together with the Term Loan the “Credit Facilities”) from $5.0 million to $1.0 million, modified the interest rate on the Line of Credit and extended its maturity date until May 18, 2012.

Effective as of May 17, 2012, we entered into a Third Loan Modification Agreement (the “Third Loan Modification Agreement”) with SVB. Under the Third Loan Modification Agreement, the Line of Credit maturity date was extended until May 17, 2014.

As modified by the Second Loan Modification Agreement, the annual interest rate on the Line of Credit is SVB’s prime rate plus 1.25%, payable monthly in arrears, and we are required to pay an unused Line of Credit fee of one-quarter of one percent (0.25%), payable monthly. We may terminate the Line of Credit for a termination fee of $10,000, which fee would not be payable in the event that the Line of Credit is replaced by another loan facility with SVB.

Amounts due under the Credit Facilities are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.

On March 21, 2013, we entered into a Fourth Loan Modification Agreement with SVB that replaced the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million with SVB. The Credit Facilities also require us to observe a number of operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of March 31, 2013, we were in compliance with all covenants under the Credit Facilities.

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

The balance under the Term Loan at March 31, 2013 was $3.4 million of which $1.8 million was classified as long-term and $1.6 million was classified as short-term. No amounts were outstanding under the Line of Credit at March 31, 2013.

5.	Capital Stock and Additional Paid-in Capital

The following details our equity transactions during the three months ended March 31, 2013:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2012	1,321,514	$1,322	14,009,280	$14,245	$61,361,505

Exercise of stock options	—	—	4,752	5	1,677

Stock-based compensation	—	—	—	—	313,516

Stock dividends to Carilion Clinic(1)	—	—	—	19	23,610

Balances, March 31, 2013	1,321,514	1,322	14,014,032	14,269	61,700,308

(1)	The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to March 31, 2013. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2013, the Series A Preferred Stock issued to Carilion has accrued $631,477 in dividends. The accrued and unpaid dividends as of March 31, 2013 will be paid by the issuance of 255,056 shares of our common stock upon Carilion’s written request.

6.	Operating Segments

Our operations are divided into two operating segments—“Technology Development” and “Products and Licensing”.

The Technology Development segment provides applied research to customers in our areas of focus. Our engineers and scientists collaborate with our network of government, academic and industry experts to identify technologies and ideas with promising market potential. We then compete to win fee-for-service contracts from government agencies and industrial customers who seek innovative solutions to practical problems that require new technology. The Technology Development segment derives its revenue primarily from services. This segment previously included SCC, which we sold on March 1, 2013, and the amounts below do not include the revenues, expenses and assets of SCC.

The Products and Licensing segment derives its revenue from product sales, funded product development and technology licenses.

Through March 31, 2013, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2013).

The table below presents revenues and operating loss for reportable segments not including discontinued operations:

	Three Months Ended March 31,
	2013	2012
	(unaudited)

Revenues:
Technology development revenues	$2,627,241	$3,942,700
Products and licensing revenues	1,869,676	2,713,814

Total revenues	$4,496,917	$6,656,514

Technology development operating loss	$(951,763)	$(543,595)
Products and licensing operating loss	(1,004,856)	(88,336)

Total operating loss	$(1,956,619)	$(631,931)

Depreciation, technology development	$100,203	$71,556
Depreciation, products and licensing	$65,985	$68,045
Amortization, technology development	$29,965	$46,814
Amortization, products and licensing	$28,920	$24,033

The table below presents assets for reportable segments:

	March 31, 2013	December 31, 2012

Total segment assets:
Technology development	$13,354,047	$13,342,725
Products and licensing	9,503,408	7,115,043

Total	$22,857,455	$20,457,768

Property plant and equipment, and intangible assets, Technology development	$1,534,818	$1,868,235

Property plant and equipment, and intangible assets, Products and licensing	$1,092,254	$996,242

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 60% and 69% of total consolidated revenues for the three months ended March 31, 2013 and 2012, respectively.

International revenues (customers outside the United States) accounted for approximately 26% and 13% of total consolidated revenues for the three months ended March 31, 2013 and 2012, respectively.

7.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

In September 2011 we executed a non-cancelable $1.2 million purchase order for multiple shipments of tunable lasers to be delivered over a 12-month period beginning in 2012. At March 31, 2013, approximately $44,000 of this commitment remained.

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

We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. A breakdown of our operating loss by segment, as well as our total assets by segment, is provided in footnote 6 to our condensed consolidated financial statements included in this report

Our Products and Licensing segment develops, manufactures and markets our fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Revenues in this segment are currently largely derived from sales of test and measurement equipment for optical components and networks and equipment for measuring strain and temperature using optical fiber. Our Products and Licensing segment is also focused on our two key strategic objectives. We are working to develop and commercialize our fiber optic shape sensing technology in the medical industry with the goal of supplying fiber optic shape sensing components for use in robotic and minimally invasive surgical systems. We are also working to increase the sales of our fiber optic technology for strain and temperature sensing applications for the composite materials industry. Our Products and Licensing segment revenues represented approximately 42% and 41% of our total revenues for the quarters ended March 31, 2013 and 2012, respectively.

Our Technology Development segment performs applied research for government funded projects and previously included our secure computing and communications group, or SCC. Our Technology Development segment, excluding SCC, comprised approximately 58% and 59% of our total revenues for the quarters ended March 31, 2013 and 2012, respectively. Our Technology Development segment predominantly performs applied research in the various areas of sensing applications and technologies, innovative materials and biomedical activities. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues decreased to $2.6 million for the quarter ended March 31, 2013 as compared to $3.9 million for the same period in 2012.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $9.8 million at March 31, 2013, compared to $10.3 million at December 31, 2012, excluding a backlog of $3.3 million related to discontinued operations.

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

As described below, during the quarter ended March 31, 2013, we sold our SCC business. As a result of the sale, we have reported the results of operations from SCC as discontinued operations in our condensed consolidated financial statements included elsewhere in this report. Net loss from continuing operations was $1.1 million for the quarter ended March 31, 2013, compared to $0.7 million for the quarter ended March 31, 2012. After giving effect to the results of discontinued operations, including the $4.0 million gain, net of taxes, we recognized on the sale of SCC, we recorded net income attributable to common stockholders of approximately $2.8 million for the quarter ended March 31, 2013, compared to a net loss attributable to common stockholders of approximately $0.4 million for the quarter ended March 31, 2012.

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

Sale of Secured Computing and Communications Group

On March 1, 2013, we entered into an Asset Purchase Agreement with MacAulay-Brown, Inc. (“Mac-B”) under which we sold SCC to Mac-B for $6.1 million in cash. Of the purchase price, $0.1 million will be payable on December 31, 2013 and an additional $0.6 million was placed in escrow to be released in tranches over 18 months, subject to certain events and dates and to any indemnification claims of Mac-B. Mac-B acquired all of the assets of SCC, including SCC’s intellectual property, in the transaction. We estimate that the net proceeds received upon the closing of the transaction, after the payment of our transaction expenses and assuming our receipt of the $0.7 million of aggregate purchase price payable in the future as described above, will be approximately $5.2 million. In connection with the transaction, Mac-B also entered into a sublease with us that will permit Mac-B to continue operating the SCC business in our Roanoke, Virginia headquarters through December 31, 2013. During 2013, we expect to collect approximately $0.3 million in sublease payments from Mac-B.

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

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 58% and 59% of our total revenues for the three months ended March 31, 2013 and 2012, respectively.

Our Product and License segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 42% and 41% of our total revenues for the three months ended March 31, 2013 and 2012, respectively.

Cost of Revenues

Cost of revenues associated with Technology Development segment revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Technology Development segment activities.

Cost of revenues associated with our Products and Licensing segment revenues consists of license fees for use of certain technologies; product manufacturing costs including all direct material and direct labor costs; amounts paid to our contract manufacturers; manufacturing, shipping and handling; provisions for product warranties; inventory obsolescence and overhead allocated to each of these activities.

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

Interest Income/Expense

Interest expense is composed of interest paid under our bank loans as well as interest accrued on our capital lease obligations. Interest income includes amounts earned on our cash deposits with financial institutions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments. Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013. There have been no material changes to the descriptions therein.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

	Three months ended March 31,
	2013	2012	Change

Revenues:
Technology development revenues	$2,627,241	$3,942,700	$(1,315,459)	(33)%
Products and licensing revenues	1,869,676	2,713,814	(844,138)	(31)%

Total revenues	$4,496,917	$6,656,514	$(2,159,597)	(32)%

Revenues from our Technology Development segment decreased by $1.3 million from $3.9 million in the quarter ended March 31, 2012 to $ 2.6 million for the same period in 2013. This was due primarily to a decrease in our research revenues from groups focused on sensing solutions of $1.1 million and a decrease in revenues from groups focused on innovative materials of $0.3 million. These decreases were partially offset by an increase in our biomedical revenue of $0.1 million.

Our Products and Licensing segment revenues declined due to a $0.6 million decrease in sales of our fiber optic test and measurement equipment in the first quarter of 2013 as compared to the first quarter of 2012, resulting primarily from fewer orders of our OBR and OVA products. We also experienced a $0.2 million decline in product development work in the first quarter of 2013 as compared to the first quarter of 2012.

Cost of Revenues and Gross Profit

	Three months ended March 31,
	2013	2012	Change

Cost of revenues:
Technology development costs	$2,184,914	$2,699,197	$(514,283)	(19)%
Products and licensing costs	919,482	1,247,494	(328,012)	(26)%

Total cost of revenues	$3,104,396	$3,946,691	$(842,295)	(21)%

Gross Profit	$1,392,521	$2,709,823	$(1,317,302)	(49)%

The cost of our Technology Development segment revenues decreased due to a reduction of $0.2 million in each of direct labor, subcontracts and other direct costs corresponding to the decline in technology development revenue. These reductions in costs were partially offset by a $0.1 million increase in direct overhead.

The decrease in cost of revenues in our Products and Licensing segment was the result of the $0.2 million decrease in revenue from commercial development described above, which resulted in a corresponding decrease in cost of revenue. The remaining $0.1 million decrease in our costs of sales revenue resulted from decreased demand for our fiber optics products.

Our resulting gross profit was $1.4 million for the quarter ended March 31, 2013 compared to $2.7 million for the corresponding quarter in 2012. The decrease in revenues from our Products and Licensing segment more than offset the lower cost of revenues from our Technology Development segment. Revenues from our Products and Licensing segment typically carry a higher gross margin percentage than revenues from our Technology Development segment.

Operating Expense

	Three months ended March 31,
	2013	2012	Change
Operating expense:
Selling, general and administrative	$2,511,884	$2,646,782	$(134,898)	(5)%
Research, development, and engineering	837,256	694,972	142,284	20%

Total operating expense	$3,349,140	$3,341,754	$7,386	<1%

Our selling, general and administrative costs decreased 5% during the first quarter of 2013 as compared to the same period in 2012. The decrease was primarily the result of an approximate $0.1 million reduction in our share-based compensation expense, as some stock options became fully vested during 2012, resulting in no additional expense recognition during 2013.

Research, development, and engineering expense increased by 20% during the first quarter of 2013 as compared to the same period in 2012, primarily due to increased engineering expenses in our Products and Licensing segment with a lower application of engineering personnel and expenses to customer funded product development activities.

Other Income

During the three months ended March 31, 2013, we recognized other income of approximately $71,000, of which approximately $23,000 is a result of the amortization of the discount on the Hansen debt and approximately $48,000 in an insurance policy profit share.

During the three months ended March 31, 2012, we recognized $23,000 of other income as a result of the amortization of the discount on the Hansen debt, described in Note 4 to our condensed consolidated financial statements included in this report.

Interest Income (Expense)

Interest expense for the three months ended March 31, 2013 was approximately $58,000 compared to interest expense of approximately $80,000 during the same period in 2012. The monthly average loan balance during the first quarter of 2013 was $3.5 million compared to $4.9 million for the same period in 2012. The lower average loan balance accounted for this decrease.

Loss from Continuing Operations

As a result of the foregoing, during the three months ended March 31, 2013, we incurred a loss from continuing operations of approximately $2.0 million, compared to approximately $0.7 million for the three months ended March 31, 2012.

Loss/Income from Discontinued Operations

For the three months ended March 31, 2013, we recognized income from discontinued operations of $3.9 million, compared to income from discontinued operations of $0.4 million for the same period in 2012. For the three months ended March 31, 2013, this income consisted of the $4.0 million gain on the sale of SCC business, net of tax, which occurred during the quarter, which gain was partially offset by an operating loss $0.1 million from the SCC business for the two months prior to the sale on March 1, 2013. The decrease in operating income of the SCC business in 2013 was primarily a result of a significant decline in revenue within our SCC business as a result a decrease in revenue from the DARPA IRIS contract.

Liquidity and Capital Resources

At March 31, 2013, our total cash and cash equivalents were $10.3 million.

We have a term loan with SVB which at March 31, 2013 had a balance of $3.4 million. This term loan matures on May 1, 2015. We also maintain a revolving line of credit of up to $1.0 million with SVB, under which no amounts are outstanding and the full borrowing capacity of $1.0 million remains available. The line of credit is currently scheduled to expire on May 18, 2014. The terms and conditions of our term loan and line of credit are described in Note 4 of our condensed consolidated financial statements included in this report.

We believe that our current cash balance, combined with our expected operating cash flows and the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Discussion of Cash Flows

Recent Activity

	Three months ended March 31,
	2013	2012	Change

Net cash used in operating activities	$(272,352)	$(546,325)	$273,973
Net cash provided by/(used in) investing activities	4,460,428	(152,965)	4,613,393
Net cash used in financing activities	(261,539)	(360,474)	98,935

Net change in cash	$3,926,537	$(1,059,764)	$4,986,301

During the first quarter of 2013, operations used $0.3 million of net cash, as compared to the same period in 2012 in which operations used $0.5 million of net cash. During the first quarter of 2013, our net income of $2.8 million was primarily the result of the gain on the sale of SCC of $4.0 million. Without the effects of that gain, our net loss from continuing operations was approximately $1.1 million, added to this loss we also had $0.9 million tax benefit from net operating loss carryforward, these were partially offset by a $1.3 million net cash inflow from changes in operating assets and liabilities due to significantly improved collection of accounts receivable, and $0.5 million in non-cash expenses. In the first quarter of 2012, we had a net loss of $0.3 million and $1.0 million of net cash outflows from changes in operating assets and liabilities, due primarily to timing of our products sales coming later in the quarter, which in turn did not become due for collection until after March 31, 2012. These amounts were partially offset by $0.8 million in non-cash expenses.

Our cash provided by/(used in) investing activities is composed of purchases of equipment and capitalized costs associated with the prosecution of patents and in 2013 the sale of SCC. During the three months ended March 31, 2013 we had a net cash inflow of $4.5 million due to the sale of SCC. Also, during the three months ended March 31, 2013, we made $50,000 in equipment purchases, compared to $105,000 during the same quarter of 2012, and we incurred $12,000 in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform, compared to $48,000 in such costs during the same quarter of 2012.

Net cash used in financing activities during the three months ended March 31, 2013 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.3 million as compared to $0.4 million for the same quarter of 2012. We also received $2,000 and $27,000 from the exercise of stock options during the quarters ended March 31, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

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

We are exposed to interest rate fluctuations as a result of our term loan and line of credit with SVB each having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which has been the actual interest rate in effect since 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $3.4 million outstanding under the term loan as of March 31, 2013, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $26,000.

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

Foreign Currency Exchange Rate Risk

As of March 31, 2013, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In order to be eligible for SBIR contracts and grants, under current SBA rules we must be more than 50% owned and controlled by individuals who are U.S. citizens or permanent resident aliens, and/or other small business concerns (each of which is more than 50% owned and controlled by individuals who are U.S. citizens or permanent resident aliens). In the event our institutional ownership significantly increases, either because of increased buying by institutions or selling by individuals, we could lose eligibility for new SBIR contracts and grants.

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2013, we had approximately 127 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. The SBA has been in the process of performing a formal size determination that focused on whether or not Carilion is or was our affiliate. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its regulations, the SBA may conclude that a stockholder that was large compared to others had the power to control us and is our affiliate. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants.

In addition, it is possible that the sale of common stock in the future by our founder, Dr. Kent Murphy, could negatively affect the interpretation of SBA regulations on this question of affiliation, as well as possibly result in an increase in our institutional ownership. Dr. Murphy has requested to exercise his right to require us to register his shares for resale in a registered offering on Form S-3. If Dr. Murphy pursues the registration of his shares, and sells a substantial portion of his shares to institutions, large business concerns, or non-U.S. citizens, we may no longer meet the 50% ownership requirement described above, in which case we would become ineligible to receive SBIR contract awards. The loss of our eligibility to receive SBIR awards would have a material adverse effect on our revenues, cash flows and ability to fund our growth.

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

Pursuant to an Investor Rights Agreement, Carilion, Dr. Kent Murphy and certain other stockholders have rights to require us, subject to certain conditions, to file one or more registration statements providing for the sale of up to an aggregate of approximately 6.5 million shares of our common stock (which number includes approximately 2.8 million shares of common stock owned by Dr. Murphy, approximately 2.2 million shares of common stock owned by Carilion, approximately 1.2 million shares of common stock issuable to Carilion upon conversion of shares of Series A Preferred Stock it currently holds and approximately 255,000 shares of common stock issuable to Carilion as dividends on that preferred stock). Under the agreement, these stockholders also have the right to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the resale of these shares, they can generally be freely sold in the public market. Dr. Murphy has recently requested that we register his shares for resale on a Form S-3 registration statement. If Dr. Murphy continues to pursue the registration of his shares for resale or if Dr. Murphy or Carilion elect to pursue registration in the future, as described above, we may also be obligated to register shares held by the other for resale pursuant to our Investor Rights Agreement. Sales of shares by Dr. Murphy or Carilion, or even the filing of a registration statement registering the resale of such shares, may have a material adverse effect on the market price of our stock.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 58% and 59% of our consolidated total revenues for the three months ended March 31, 2013 and 2012, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

Our contract research customer base includes government agencies, corporations and academic institutions. Our customers are not obligated to extend their agreements with us and may elect not to do so. Also, our customers’ priorities regarding funding for certain projects may change and funding resources may no longer be available at previous levels.

In addition, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act is split equally between defense and non-defense programs. Originally scheduled to take effect on January 2, 2013, the deadline for averting “sequestration” was delayed until March 1, 2013 by the by the American Taxpayer Relief Act of 2012. Congress and the Administration continue to debate these issues. Any automatic across-the-board cuts required by “sequestration” could have a material adverse effect on our technology development revenue and, consequently, our results of operations. While the exact manner in which this “sequestration” may impact our business remains unclear, funding for programs in which we participate could be reduced, delayed or cancelled. Our ability to obtain new contract awards also could be negatively affected.

In addition to contract cancellations and changes in agency budgets, our future financial results may be adversely affected by curtailment of or restrictions on the U.S. government’s use of contract research providers, including curtailment due to government budget reductions and related fiscal matters or any legislation or resolution limiting the number or amount of awards we may receive. These or other factors could cause U.S. defense and other federal agencies to conduct research internally rather than through commercial research organizations or direct awards to other organizations, to reduce their overall contract research requirements or to exercise their rights to terminate contracts. Alternatively, the U.S. government may discontinue the SBIR program or its funding altogether. Also, final regulations implementing the recently-enacted SBIR reauthorization will allow increased competition for SBIR awards from companies that may not have previously been eligible, such as those backed by venture capital operating companies, hedge funds, and private equity firms. Any of these developments could limit our ability to obtain new contract awards and adversely affect our revenues, cash flows and ability to fund our growth.

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

We realized a consolidated net loss from continuing operations of $1.1 million for the three months ended March 31, 2013 and net loss attributable to common stockholders of $1.5 million for each of the years ended December 31, 2012, and 2011. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.

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

If we are successful in raising additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, including as the result of the issuance of warrants in connection with the financing, and any new equity securities we issue could have rights, preferences and privileges superior to those of our existing common stock. Furthermore, such financings may jeopardize our ability to apply for SBIR grants or qualify for SBIR contracts or grants, and our dependence on SBIR grants may restrict our ability to raise additional outside capital. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business and make distributions to our stockholders

We maintain a credit facility with Silicon Valley Bank, or SVB, which requires us to observe certain financial and operational covenants, including maintenance of a specified cash balance, protection and registration of intellectual property rights, and certain customary negative covenants, as well as other customary events of default. If any event of default occurs SVB may declare due immediately all borrowings under our credit facility and foreclose on the collateral. Furthermore, an event of default would result in an increase in the interest rate on any amounts outstanding.

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

We may need to expand our personnel resources to grow our business effectively. We believe that sustained growth at a higher rate will place a strain on our management as well as on our other human resources. To manage this growth, we must continue to attract and retain qualified management, professional, scientific and technical and operating personnel. If we are unable to recruit a sufficient number of qualified personnel we may be unable to staff and manage projects adequately, which in turn may slow the rate of growth of our contract research revenue or our product development efforts.

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

As a technology company, and particularly as a government contractor, we may face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our proprietary, confidential or classified information on our IT networks and related systems. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. In addition, as certain of our technological capabilities become widely known, it is possible that we may be subjected to cyber attack or cyber intrusion as third parties seek to gain improper access to information regarding these capabilities. We have therefore taken particular steps to protect some of our most sensitive technologies, but cyber attacks or cyber intrusion could still compromise other of our confidential information or our IT networks and systems generally, as it is not practical as a business matter to isolate all of our confidential information and trade secrets from email and internet access. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

A security breach or other significant disruption involving these types of information and IT networks and related systems could disrupt the proper functioning of these networks and systems and therefore our operations, compromise our confidential information and trade secrets, or damage our reputation among our customers, and the public generally. Any or all of foregoing developments could have a negative impact on our results of operations, financial condition and cash flows.

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

Certain of our current and potential products could require regulatory clearances or approvals prior to commercialization. In particular, any Trimetasphere® nanomaterial-based MRI contrast agent is likely to be considered a drug under the Federal Food, Drug and Cosmetic Act, or the FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the U.S. Food and Drug Administration, or the FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries.

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

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class litigation also often follows certain significant business transactions, such as the sale of a business division or a change in control transaction. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities during the Three-Month Period Ended March 31, 2013

Common Stock Dividend Payable to Carilion

The Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2013, the Series A Preferred Stock issued to Carilion has accrued $631,477 in dividends. The accrued dividend as of March 31, 2013 will be paid by the issuance of 255,056 shares of the Company’s common stock, which the Company will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

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

Luna Innovations Incorporated

Date: May 9, 2013	By:	/s/ Dale Messick

Dale Messick

Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)*	Asset Purchase Agreement, dated March 1, 2013, by and between Luna Innovations Incorporated and MacAulay-Brown, Inc. (Exhibit 2.4)

10.1(2)	Fourth Loan Modification Agreement, dated March 21, 2013, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank. (Exhibit 10.1)

10.2(2)	Fourth Amendment to Luna Innovations Lease of Riverside Center, dated March 21, 2013, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated (Exhibit 10.2)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 29, 2013. The number in parentheses indicates the corresponding exhibit number in such Form 10-K.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on March 27, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K
*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.