Form 10-Q
period 2013-06-30
LUNA INNOVATIONS INC
filed 2013-08-08
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2013, there were 14,424,663 shares of the registrant’s common stock outstanding.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,742,869	$6,340,461
Accounts receivable, net	6,702,987	7,059,635
Inventory, net	3,646,133	3,336,916
Prepaid expenses	560,275	667,773
Other current assets	70,207	35,629

Total current assets	19,722,471	17,440,414
Property and equipment, net	2,141,390	2,426,638
Intangible assets, net	377,638	437,839
Other assets	80,293	152,877

Total assets	$22,321,792	$20,457,768

Liabilities and stockholders’ equity

Liabilities:
Current Liabilities
Current portion of long term debt obligation	$1,625,000	$1,500,000

Current portion of capital lease obligation	55,734	54,091

Accounts payable	2,238,501	1,797,571
Accrued liabilities	2,531,515	2,747,175
Deferred credits	611,269	832,822

Total current liabilities	7,062,019	6,931,659
Long-term debt obligation	1,375,000	2,125,000
Long-term lease obligation	100,633	128,917

Total liabilities	8,537,652	9,185,576

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	1,322	1,322

Common stock, par value $ 0.001, 100,000,000 shares authorized, 14,413,385 and 14,009,280 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	14,688	14,245

Additional paid-in capital	62,089,490	61,361,505
Accumulated deficit	(48,321,360)	(50,104,880)

Total stockholders’ equity	13,784,140	11,272,192

Total liabilities and stockholders’ equity	$22,321,792	$20,457,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$2,807,296	$3,894,846	$5,434,537	$7,837,546
Products and licensing revenues	3,165,764	2,845,864	5,035,439	5,559,677

Total revenues	5,973,060	6,740,710	10,469,976	13,397,223

Cost of revenues:
Technology development costs	2,209,158	2,729,108	4,381,135	5,428,304
Products and licensing costs	1,355,643	1,267,201	2,288,062	2,514,696

Total cost of revenues	3,564,801	3,996,309	6,669,197	7,943,000

Gross Profit	2,408,259	2,744,401	3,800,779	5,454,223

Operating expense:
Selling, general and administrative	2,658,605	2,526,638	5,167,251	5,183,614
Research, development, and engineering	666,632	608,459	1,507,124	1,293,240

Total operating expense	3,325,237	3,135,097	6,674,375	6,476,854

Operating loss	(916,978)	(390,696)	(2,873,596)	(1,022,631)

Other income/(expense):
Other income, net	15,307	23,265	86,540	46,533
Interest expense	(49,781)	(74,357)	(107,960)	(154,015)

Total other expense	(34,474)	(51,092)	(21,420)	(107,482)

Loss from continuing operations before income taxes	(951,452)	(441,788)	(2,895,016)	(1,130,113)
Income tax (benefit)/expense	(160,855)	—	(956,055)	5,799

Loss from continuing operations	(790,597)	(441,788)	(1,938,961)	(1,135,912)

(Loss)/income from discontinued operations, net of income taxes	(161,485)	199,268	3,772,476	558,644

Net (loss)/income	(952,082)	(242,520)	1,833,515	(577,268)
Preferred stock dividend	26,366	26,784	49,995	60,880

Net (loss)/income attributable to common stockholders	$(978,448)	$(269,304)	$1,783,520	$(638,148)

Net loss per share from continuing operations:

Basic	$(0.06)	$(0.03)	$(0.14)	$(0.08)
Diluted	$(0.06)	$(0.03)	$(0.14)	$(0.08)

Net (loss)/income per share from discontinued operations:

Basic	$(0.01)	$0.01	$0.27	$0.04
Diluted	$(0.01)	$0.01	$0.23	$0.03

Net (loss)/income per share attributable to common stockholders:

Basic	$(0.07)	$(0.02)	$0.13	$(0.05)
Diluted	$(0.07)	$(0.02)	$0.11	$(0.05)

Weighted average common shares and common equivalent shares outstanding:
Basic	14,362,494	13,892,816	14,206,598	13,885,684
Diluted	14,362,494	16,314,620	16,558,357	16,325,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2013	2012
	(unaudited)
Cash flows used in operating activities
Net income/(loss)	$1,833,515	$(577,268)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	489,244	528,113
Share-based compensation	618,084	928,368
Warrant expense	—	12,032
Gain on sale of discontinued operations, net of income taxes	(3,868,114)	—
Allowance for doubtful accounts or bad debt expense	124,810	—
Tax benefit from utilization of net operating loss carryforward	(1,021,538)	—
Change in assets and liabilities:
Accounts receivable	834,122	(1,212,864)
Inventory	(309,217)	(69,186)
Other current assets	(40,647)	150,289
Other assets	72,584	37,583
Accounts payable and accrued expenses	174,916	(847,341)
Deferred credits	(221,553)	(328,491)

Net cash used in operating activities	(1,313,794)	(1,378,765)

Cash flows provided by/(used in) investing activities

Acquisition of property and equipment	(69,108)	(123,732)
Intangible property costs	(145,858)	(55,847)
Proceeds from sale of discontinued operations, net of fees	4,522,460	—

Net cash provided by/(used in) investing activities	4,307,494	(179,579)

Cash flows used in financing activities
Payments on capital lease obligations	(26,641)	(25,094)
Payment of debt obligations	(625,000)	(750,000)
Proceeds from the exercise of options and warrants	60,349	33,830

Net cash used in financing activities	(591,292)	(741,264)

Net increase/(decrease) in cash and cash equivalents	2,402,408	(2,299,608)
Cash and cash equivalents—beginning of period	6,340,461	8,939,127

Cash and cash equivalents—end of period	$8,742,869	$6,639,519

Supplemental disclosure of cash flow information
Cash paid for interest	$84,917	$150,708
Dividend on preferred stock, 39,646 shares of common stock issuable at June 30, 2013 and 2012	$49,995	$60,880
Cash paid for income taxes	$14,010	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic test & measurement, sensing, and instrumentation products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the telecommunications, medical, composite and defense industries. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from continuing operations from 2005 through the six months ended June 30, 2013 attributable to our operations and other charges. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital market transactions.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Consolidation Policy

Our consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and our wholly owned subsidiaries. We eliminate from our financial results all significant intercompany transactions. We do not have any investments in entities we believe are variable interest entities for which we are the primary beneficiary.

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

Per Share Net Income/(Loss) from Continuing Operations and Net Income/(Loss) Available to Common Stockholders

Basic net income/(loss) per share from continuing operations and net income/(loss) per share available to common stockholders are calculated by dividing net loss from continuing operations or net income/(loss) by the weighted average number of common shares outstanding for the applicable period. Diluted net income/(loss) per share from continuing operations and net income/(loss) per share available to common stockholders are computed based on the weighted average number of common shares outstanding increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

For the three and six months ended June 30, 2013, there were approximately 2.4 million and 2.4 million common share equivalents, respectively, which included conversion of preferred stock, outstanding warrants and incremental shares from assumed exercise of in-the-money stock options that would have been dilutive to net income from continuing operations had we recorded positive net income from continuing operations. For each of these periods, there were approximately 4.9 million out-of-the-money options to purchase shares that would have been anti-dilutive.

For the three months ended June 30, 2013, there were approximately 2.4 million common share equivalents, which included conversion of preferred stock, outstanding warrants and incremental shares from assumed exercise of in-the-money stock options, that would have been dilutive to net income available to common stockholders had we recorded positive net income available to common stockholders. For the six months ended June 30, 2013, there were approximately 2.4 million common share equivalents, which included conversion of preferred stock, outstanding warrants and incremental shares from assumed exercise of in-the-money stock options, that were dilutive to net income available to common stockholders. For each of these periods, there were approximately 4.9 million out-of-the-money options to purchase shares that would have been anti-dilutive.

Share-Based Compensation

We recognize share-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. For restricted stock awards and restricted stock units, we recognize expense based upon the price of our underlying stock at the date of the grant. We have elected to use the Black-Scholes option pricing model to value any option or warrant awards granted. We amortize share-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. To compute the volatility used in this model we use the historical volatility of our common stock over the expected life of options granted. The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. The expected life and estimated post employment termination behavior is based upon historical experience of homogeneous groups within our company. We also assume an expected dividend yield of zero for all periods, as we have never paid a dividend on our common stock and do not have any plans to do so in the future.

The fair value of each option granted during the six months ended June 30, 2013 and 2012 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30, 2013	Six months ended June 30, 2012
Risk-free interest rate	1.27 - 1.33%	1.20 - 1.49%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	108%	108%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the six months ended June 30, 2013:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Balance, December 31, 2012	5,422,130	$0.35 - $6.74	$2.19	$639,904	3,775,388	$2.37	$604,292
Granted	664,591	$1.20 - $1.31	$1.29
Exercised	(34,425)	$0.35 - $1.18	$0.71
Canceled	(673,565)	$0.35 - $6.74	$2.24

Balance, June 30, 2013	5,378,731	$0.35 - $6.55	$2.07	$682,849	3,718,293	$2.30	$651,598

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our Common Stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At June 30, 2013, the outstanding stock options to purchase an aggregate of 5,378,731 shares had a weighted average remaining contractual term of 6.2 years, and the exercisable stock options to purchase an aggregate of 3,718,293 shares had a weighted average remaining contractual term of 5.2 years.

For the three months ended June 30, 2013 and 2012, we recognized $304,568 and $473,784, respectively, and for the six months ended June 30, 2013 and 2012, we recognized $618,084 and $928,368, respectively, in share-based compensation expense, which is included in our selling, general and administrative expenses in the accompanying consolidated financial statements. We expect to recognize $2.1 million in share-based compensation expense over the weighted average remaining service period of 1.8 years for stock options outstanding as of June 30, 2013.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material impact on our consolidated results of operations, financial position and cash flows.

2.	Discontinued Operations

On March 1, 2013, we completed the sale of our Secure Computing and Communications group (“SCC”), which was part of our Technology Development segment, to an unaffiliated third party for a gross sales price of $6.1 million of cash. Prior to the sale, SCC provided innovative solutions designed to secure critical technologies within the U.S. government. SCC conducted applied research and provided services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. Of the purchase price, we received approximately $5.4 million at closing and are to receive $110,000 on December 31, 2013. An additional $600,000 was placed in escrow to be released in tranches over 18 months, subject to certain events and dates and to any indemnification claims of the acquirer. In connection with the sale, we incurred approximately $0.8 million in transaction costs that included various charges related to investment banker and legal fees. In addition, the acquirer has entered into a sublease with us for the facilities historically occupied by SCC through December 31, 2013 for a total of $0.3 million. In the transaction, we sold the equipment, contracts and intellectual property associated with SCC. Approximately 20 employees of the SCC group transferred to the acquirer. Included in the transaction were current assets of approximately $0.2 million and long term assets with a net book value of approximately $0.1 million, at February 28, 2013. SCC accounted for 18.5% of our revenues, and 20.7% of our cost of revenues for the year ended December 31, 2012. We recorded an aggregate after-tax gain on the sale of this group of $4.0 million or $0.24 per diluted share in our first quarter 2013 results.

We have reported the results of operations of SCC as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued group’s income or loss before allocations.

Following the sale of SCC, we have continued to act on behalf of the purchaser and bill the government for certain contracts that have not yet been transferred by the government to the purchaser. We record these amounts as revenues, with an offsetting amount as cost of revenues, within (loss)/income from discontinued operations. We expect to continue recording such revenues and costs until all of these contracts are transferred to the purchaser by the government.

The loss from discontinued operations is the result of the allocation of the alternative minimum tax computation on the company’s results as a whole at June 30, 2013.

The key components of (loss)/income from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenues	$589,863	$1,439,474	$1,231,438	$3,156,270
Cost of revenues	589,863	1,038,973	1,162,814	2,242,675
Operating expenses	—	201,233	229,745	354,951

Income/(loss) before income taxes	—	199,268	(161,121)	558,644

Allocated tax expense/(benefit)	389	—	(65,483)	—

Operating (loss)/ income from discontinued operations	(389)	199,268	(95,638)	558,644
(Loss)/gain on sale, net of $0.2 million, and $1.1 million, of related income taxes, respectively	(161,096)	—	3,868,114	—

(Loss)/income from discontinued operations, net of income taxes	$(161,485)	$199,268	$3,772,476	$558,644

3.	Inventory

Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

Components of inventory are as follows:

	June 30, 2013	December 31, 2012
Finished goods	$677,109	$195,578
Work-in-process	352,886	252,227
Parts	2,724,714	2,975,297

	3,754,709	3,423,102
Less: Inventory reserves	108,576	86,186

Total inventory, net	$3,646,133	$3,336,916

4.	Debt

Silicon Valley Bank Credit Facilities

We currently have a Loan and Security Agreement with Silicon Valley Bank (“SVB”) in which we have a term loan with an original borrowing amount of $6.0 million (the “Term Loan”). The Term Loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and unless earlier terminated, matures on the earlier of either May 1, 2015 or an event of a default under the loan agreement. The term loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. We may repay amounts due under the Term Loan at any time with no penalties.

In addition to the terms and conditions of the Term Loan, we also have a revolving credit facility (the “Line of Credit” and together with the Term Loan the “Credit Facilities”) with a maximum borrowing capacity of $1.0 million. The interest rate on the Line of Credit is SVB’s prime rate plus 1.25%, payable monthly in arrears, and we are required to pay an unused Line of Credit fee of one-quarter of one percent (0.25%), payable monthly. We may terminate the Line of Credit for a termination fee of $10,000, which fee would not be payable in the event that the Line of Credit is replaced by another loan facility with SVB. The Line of Credit has a maturity date of May 17, 2014.

Amounts due under the Credit Facilities are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.

On March 21, 2013, we entered into a Fourth Loan Modification Agreement with SVB that replaced the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million with SVB. The Credit Facilities also require us to observe a number of operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of June 30, 2013, we were in compliance with all covenants under the Credit Facilities.

In addition, the Credit Facilities contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facilities and foreclose on the collateral. Furthermore, an event of default under the Credit Facilities would result in an increase in the interest rate on any amounts outstanding. As of June 30, 2013, there were no events of default on our Credit Facilities.

The balance under the Term Loan at June 30, 2013 was $3.0 million of which $1.4 million was classified as long-term and $1.6 million was classified as short-term. No amounts were outstanding under the Line of Credit and the available credit capacity is $1.0 million at June 30, 2013.

5.	Capital Stock and Additional Paid-in Capital

The following details our equity transactions during the six months ended June 30, 2013:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2012	1,321,514	1,322	14,009,280	14,245	61,361,505

Exercise of stock options	—	—	66,605	66	60,283

Share-based compensation	—	—	337,500	337	617,747

Stock dividends to Carilion Clinic(1)	—	—	—	40	49,955

Balances, June 30, 2013	1,321,514	1,322	14,413,385	14,688	62,089,490

(1)	The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to June 30, 2013. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2013, the Series A Preferred Stock issued to Carilion has accrued $657,843 in dividends. The accrued and unpaid dividends as of June 30, 2013 will be paid by the issuance of 274,879 shares of our common stock upon Carilion’s written request.

6.	Operating Segments

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

Through June 30, 2013, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2013).

The table below presents revenues and operating loss for reportable segments not including discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Revenues:

Technology development revenues	$2,807,296	$3,894,846	$5,434,537	$7,837,546

Products and licensing revenues	3,165,764	2,845,864	5,035,439	5,559,677

Total revenues	$5,973,060	$6,740,710	$10,469,976	$13,397,223

Technology development operating loss	$(611,946)	$(425,053)	$(1,563,708)	$(874,235)

Products and licensing operating (loss)/income	(305,032)	34,357	(1,309,888)	(148,396)

Total operating loss	$(916,978)	$(390,696)	$(2,873,596)	$(1,022,631)

Depreciation, technology development	$57,736	$57,505	$157,939	$128,738

Depreciation, products and licensing	$80,355	$62,001	$146,340	$130,369

Amortization, technology development	$66,043	$39,656	$96,008	$86,390

Amortization, products and licensing	$60,037	$22,891	$88,957	$47,004

The table below presents assets for reportable segments:

	June 30, 2013	December 31, 2012

Total segment assets:
Technology development	$11,586,331	$13,342,725
Products and licensing	10,735,461	7,115,043

Total	$22,321,792	$20,457,768

Property plant and equipment, and intangible assets, Technology development	$1,307,525	$1,868,235

Property plant and equipment, and intangible assets, Products and licensing	$1,211,503	$996,242

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 48% and 47% of total consolidated revenues for the three months ended June 30, 2013 and 2012, respectively, and 54% and 60% of total consolidated revenues for the six months ended June 30, 2013 and 2012, respectively.

International revenues (customers outside the United States) accounted for approximately 28% and 20% of total consolidated revenues for the three months ended June 30, 2013 and 2012, respectively, and 27% and 17% of total consolidated revenue for the six months ended June 30, 2013 and 2012, respectively.

7.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

In September 2011 we executed a non-cancelable $1.2 million purchase order for multiple shipments of tunable lasers to be delivered over a 12-month period beginning in 2012. At June 30, 2013, we had fulfilled the purchase requirement for these tunable lasers.

In April of this year we executed a non-cancelable $0.3 million purchase order for multiple shipments of tunable lasers to be delivered over a five month period beginning in 2013. At June 30, 2013, we had $0.2 million outstanding on this purchase order.

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

We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. A breakdown of our operating loss by segment, as well as our total assets by segment, is provided in footnote 6 to our condensed consolidated financial statements included in this report.

Our Products and Licensing segment develops, manufactures and markets our fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Revenues in this segment are currently largely derived from sales of test and measurement equipment for optical components and networks and equipment for measuring strain and temperature using optical fiber. Our Products and Licensing segment is also focused on our two key strategic objectives. We are working to develop and commercialize our fiber optic shape sensing technology in the medical industry with the goal of supplying fiber optic shape sensing components for use in robotic and minimally invasive surgical systems. We are also working to increase the sales of our fiber optic technology for strain and temperature sensing applications for the composite materials industry. Our Products and Licensing segment revenues represented approximately 53% and 42% of our total revenues for the quarters ended June 30, 2013 and 2012, respectively, and approximately 48% and 41% for the six months ended June 30, 2013 and 2012, respectively.

Our Technology Development segment performs applied research for government funded projects and previously included our secure computing and communications group, or SCC. Our Technology Development segment, excluding SCC, represented approximately 47% and 58% of our total revenues for the quarters ended June 30, 2013 and 2012, respectively and approximately 52% and 59% for the six months ended June 30, 2013 and 2012, respectively. Our Technology Development segment predominantly performs applied research in the various areas of sensing applications and technologies, innovative materials and biomedical activities. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues decreased to $2.8 million for the three months ended June 30, 2013 as compared to $3.9 million for the same period in 2012 and they decreased to $5.4 million for the six months ended June 30, 2013 as compared to $7.8 million for the same period in 2012, due primarily to our Optical Systems group completing certain large contracts in 2012 that were not renewed or replaced in 2013.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $11.3 million at June 30, 2013, compared to $10.3 million at December 31, 2012, excluding a backlog of $3.3 million related to discontinued operations and $15.2 million at June 30, 2012, excluding a backlog of $2.5 million related to discontinued operations.

Our product and licensing segment includes primarily sales of our sensing systems and products that make use of light-transmitting optical fibers, or fiber optics and revenues earned from the funded development of our fiber optic shape sensing systems for medical applications. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales and product development to be primarily in areas associated with our fiber optic instrumentation, test and measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that, as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

As described below, on March 1, 2013, we sold our SCC business. As a result of the sale, we have reported the results of operations from SCC as discontinued operations in our condensed consolidated financial statements included elsewhere in this report. Net loss from continuing operations was $0.8 million for the three months ended June 30, 2013, compared to $0.4 million for the three months ended June 30, 2012. Net loss from continuing operations was $1.9 million for the six months ended June 30, 2013, compared to $1.1 million for the six months ended June 30, 2012. After giving effect to the results of discontinued operations, including the $3.9 million gain, net of taxes, we recognized on the sale of SCC, we recorded net income attributable to common stockholders of approximately $1.8 million for the six months ended June 30, 2013, compared to a net loss attributable to common stockholders of approximately $0.6 million for the six months ended June 30, 2012, and a net loss attributable to common stockholders of approximately $1.0 million for the three months ended June 30, 2013, compared to a net loss attributable to common stockholders of approximately $0.3 million for the three months ended June 30, 2012.

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

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 47% and 58% of our total revenues for the quarters ended June 30, 2013 and 2012, respectively, and approximately 52% and 59% for the six months ended June 30, 2013 and 2012, respectively.

Our Product and License segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 53% and 42% of our total revenues for the quarters ended June 30, 2013 and 2012, respectively, and approximately 48% and 41% for the six months ended June 30, 2013 and 2012, respectively.

Cost of Revenues

Cost of revenues associated with Technology Development segment revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Technology Development segment activities.

Cost of revenues associated with our Products and Licensing segment revenues consists of: license fees for use of certain technologies; product manufacturing costs including all direct material and direct labor costs; amounts paid to our contract manufacturers; manufacturing, shipping and handling; provisions for product warranties; and inventory obsolescence and overhead allocated to each of these activities.

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

Interest Expense

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

	Three months ended June 30,		Change
	2013	2012

Revenues:
Technology development revenues	$2,807,296	$3,894,846	$(1,087,550)	(28)%
Products and licensing revenues	3,165,764	2,845,864	319,900	11%

Total revenues	$5,973,060	$6,740,710	$(767,650)	(11)%

Revenues from our Technology Development segment decreased by $1.1 million from $3.9 million in the quarter ended June 30, 2012 to $ 2.8 million for the same period in 2013. This was due primarily to a decrease in our research revenues from our Optical Systems group caused by a reduced amount of contract work.

Our Products and Licensing segment revenues increased due in part to a $0.1 million increase in sales of our fiber optic test and measurement equipment in the second quarter of 2013 as compared to the second quarter of 2012, resulting primarily from increased orders of our ODiSI products. We also experienced a $0.2 million increase in product development work in the second quarter of 2013 as compared to the second quarter of 2012.

Cost of Revenues and Gross Profit

	Three months ended June 30,		Change
	2013	2012

Cost of revenues:
Technology development costs	$2,209,158	$2,729,108	$(519,950)	(19)%
Products and licensing costs	1,355,643	1,267,201	88,442	7%

Total cost of revenues	$3,564,801	$3,996,309	$(431,508)	(11)%

Gross Profit	$2,408,259	$2,744,401	$(336,142)	(12)%

The cost of our Technology Development segment revenues decreased primarily due to a reduction of $0.2 million in direct labor due to staff reductions in our Optical Systems group earlier this year, a reduction of $0.2 million in direct subcontractor cost and a reduction of $0.1 million in other direct costs.

The slight increase in cost of revenues in our Products and Licensing segment was primarily the result of the $0.1 million increase in revenue from product sales described above, which resulted in a corresponding increase in cost of revenue. While our revenue from product development work increased, the costs associated with this work decreased slightly, thereby positively affecting our gross margins, as described below.

Because of the overall decrease in revenues of 11% compared to the quarter ended June 30, 2012, which was partially offset by a decrease in costs of revenue of 11%, our resulting gross profit was $2.4 million for the quarter ended June 30, 2013, compared to $2.7 million for the corresponding quarter in 2012.

Operating Expense

	Three months ended June 30,		Change
	2013	2012
Operating expense:
Selling, general and administrative	$2,658,605	$2,526,638	$131,967	5%
Research, development, and engineering	666,632	608,459	58,173	10%

Total operating expense	$3,325,237	$3,135,097	$190,140	6%

Our selling, general and administrative costs increased 5% during the second quarter of 2013, as compared to the same period in 2012. The increase was primarily due to an increase in bad debt expense of approximately $125,000 and consulting fees of approximately $107,000, partially offset by a decrease in share-based compensation expense of approximately $170,000.

Research, development, and engineering expense increased by 10% during the second quarter of 2013 as compared to the same period in 2012, primarily due to increased engineering expenses in our Products and Licensing segment due to internal product development.

Other Income

During the three months ended June 30, 2013, we recognized other income of approximately $15,000, which consisted primarily of the amortization of the discount on the Hansen debt, which was fully amortized during the second quarter of 2013.

During the three months ended June 30, 2012, we recognized $23,000 of other income as a result of the amortization of the discount on the Hansen debt.

Interest Expense

Interest expense for the three months ended June 30, 2013 was approximately $50,000 compared to interest expense of approximately $74,000 during the same period in 2012. The monthly average loan balance during the second quarter of 2013 was $3.0 million compared to $4.5 million for the same period in 2012. The lower average loan balance accounted for the decrease in interest expense.

Loss from Continuing Operations

As a result of the foregoing, during the three months ended June 30, 2013, we incurred a net loss from continuing operations of approximately $0.8 million, compared to a net loss of approximately $0.4 million for the three months ended June 30, 2012.

Loss/Income from Discontinued Operations

For the three months ended June 30, 2013, we recognized a net loss from discontinued operations of $0.2 million, due to the allocation of the alternative minimum income tax calculation. For the three months ended June 30, 2012, we recognized net income from discontinued operations of $0.2 million.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

	Six months ended June 30,		Change
	2013	2012

Revenues:
Technology development revenues	$5,434,537	$7,837,546	$(2,403,009)	(31)%
Products and licensing revenues	5,035,439	5,559,677	(524,238)	(9)%

Total revenues	$10,469,976	$13,397,223	$(2,927,247)	(22)%

Revenues from our Technology Development segment decreased by $2.4 million from $7.8 million in the six months ended June 30, 2012 to $5.4 million for the same period in 2013. This decrease was due primarily to a decline in revenues from our optical systems group of $1.9 million due to the completion of certain large contracts during the second half of 2012, which contracts were not renewed or replaced in 2013.

Our Products and Licensing segment revenues decreased primarily due to a $0.8 million decrease in sales of our fiber optic test and measurement equipment in the first half of 2013 as compared to the first half of 2012. This decrease resulted primarily from fewer orders of our OBR and OVA products in 2013 as compared to 2012, which was partially offset by an increase of $0.3 million in revenues from ODiSI sales during the first half of 2013, as compared to the same period in 2012. Revenue for product development was virtually unchanged for the first half of 2013 as compared to the same period in 2012.

Cost of Revenues and Gross Profit

	Six months ended June 30,		Change
	2013	2012

Cost of revenues:
Technology development costs	$4,381,135	$5,428,304	$(1,047,169)	(19)%
Products and licensing costs	2,288,062	2,514,696	(226,634)	(9)%

Total cost of revenues	$6,669,197	$7,943,000	$(1,273,803)	(16)%

Gross Profit	$3,800,779	$5,454,223	$(1,653,444)	(30)%

The cost of our Technology Development segment revenues decreased due to a reduction of $0.4 million in each of direct labor and direct subcontractor costs and a reduction of $0.3 million in other direct costs.

The cost of revenues in our Products and Licensing segment decreased due to the decrease in product sales described above in addition to decreased cost of our commercial development projects. The decrease in costs of products sold was less than the decrease in the corresponding revenues due to the higher cost of the lasers utilized in products in the first quarter of 2013. The decreased cost of our commercial development work was primarily the result of cost overruns we experienced in completing a fixed price contract in 2012.

Our resulting gross profit was $3.8 million for the six months ended June 30, 2013 compared to $5.5 million for the corresponding six months in 2012. The decline in gross profit was primarily the result of the smaller decrease in cost of revenues than the decrease in revenue, in connection with the declining product sales described above. In addition, we also experienced a decrease in revenue and cost of revenues in our Technology Development segment for the six months ended June 30, 2013 compared to the same period in 2012.

Operating Expense

	Six months ended June 30,
	2013	2012	Change
Operating expense:
Selling, general and administrative	$5,167,251	$5,183,614	$(16,363)	<1%
Research, development, and engineering	1,507,124	1,293,240	213,884	17%

Total operating expense	$6,674,375	$6,476,854	$197,121	3%

Our selling, general and administrative costs were virtually unchanged during the first six months of 2013 compared to the same period in 2012.

Research, development, and engineering expense increased by 17% during the first six months of 2013 as compared to the same period in 2012, primarily due to increased engineering expenses in our Products and Licensing segment due primarily to increased work on internal product development.

Other Income

During the six months ended June 30, 2013, we recognized other income of approximately $87,000, which consisted primarily of the amortization of the discount on the Hansen debt of approximately $38,000, which was fully amortized during the second quarter of 2013, and an insurance policy profit share of approximately $48,000.

During the six months ended June 30, 2012, we recognized approximately $47,000 of other income as a result of the amortization of the discount on the Hansen debt.

Interest Expense

Interest expense for the six months ended June 30, 2013 was approximately $108,000 compared to interest expense of approximately $154,000 during the same period in 2012. The monthly average loan balance during the first six months of 2013 was $3.3 million compared to $4.7 million for the same period in 2012. The lower average loan balance accounted for the decrease in interest expense.

Loss from Continuing Operations

As a result of the foregoing, during the six months ended June 30, 2013, we incurred a net loss from continuing operations of approximately $1.9 million, compared to a net loss of approximately $1.1 million for the six months ended June 30, 2012.

Income from Discontinued Operations

For the six months ended June 30, 2013, we recognized net income from discontinued operations of $3.8 million, compared to net income from discontinued operations of $0.6 million for the same period in 2012. For the six months ended June 30, 2013, this income consisted of the $3.9 million gain on the sale of SCC business, net of taxes, which occurred during the quarter ended March 31, 2013, which gain was partially offset by an operating loss $0.1 million from the SCC business for the two months prior to the sale on March 1, 2013. The decrease in operating income of the SCC business in 2013 was primarily a result of a significant decline in revenue within our SCC business as a result a decrease in revenue from the DARPA IRIS contract.

Liquidity and Capital Resources

At June 30, 2013, our total cash and cash equivalents were $8.7 million.

We have a term loan with SVB which at June 30, 2013 had a balance of $3.0 million. This term loan matures on May 1, 2015. We also maintain a revolving line of credit of up to $1.0 million with SVB, under which no amounts are outstanding and the full borrowing capacity of $1.0 million remains available. The line of credit is currently scheduled to expire on May 18, 2014. The terms and conditions of our term loan and line of credit are described in Note 4 of our condensed consolidated financial statements included in this report.

We believe that our current cash balance, combined with our expected operating cash flows and the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Discussion of Cash Flows

Recent Activity

	Six months ended June 30,
	2013	2012	Change

Net cash used in operating activities	$(1,313,794)	$(1,378,765)	$64,971
Net cash provided by/(used in) investing activities	4,307,494	(179,579)	4,487,073
Net cash used in financing activities	(591,292)	(741,264)	149,972

Net change in cash	$2,402,408	$(2,299,608)	$4,702,016

During the first six months of 2013, operations used $1.3 million of net cash, as compared to the same period in 2012 in which operations used $1.4 million of net cash. During the first half of 2013, our net income of $1.8 million was primarily the result of the after-tax gain on the sale of SCC of $3.9 million and a tax benefit of $1.0 million. Without the effects of that gain and tax benefit, our pre-tax loss from continuing operations was approximately $2.9 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.5 million, share-based compensation of $0.6 million and allowance for doubtful accounts of $0.1 million, all of which are non-cash items that do not impact cash flow for the period. Additionally, changes in working capital provided net cash inflow of $0.5 million, consisting of a $0.8 million decrease in accounts receivable due to improved collection efforts, and a $0.2 million increase in accounts payable, which was partially offset by an increase in inventory items of $0.3 million and a decrease in deferred credits of $0.2 million.

In the first half of 2012, we had a net loss of $0.6 million and $2.3 million of net cash outflows from changes in operating assets and liabilities, due primarily to timing of our products sales coming later in the period, which in turn did not become due for collection until after June 30, 2012. These amounts were partially offset by $1.5 million in non-cash expenses.

Our cash provided by/(used in) investing activities is composed of purchases of equipment and capitalized costs associated with the prosecution of patents and in 2013 the sale of SCC. During the six months ended June 30, 2013, we had a net cash inflow of $4.5 million due to the sale of SCC. Also, during the six months ended June 30, 2013, we made $69,000 in equipment purchases, compared to $124,000 during the same period of 2012, and we incurred $146,000 in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform, compared to $56,000 in such costs during the first six months of 2012.

Net cash used in financing activities during the six months ended June 30, 2013 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.7 million as compared to $0.8 million for the same period of 2012. These cash outflows were partially offset by our receipt of $60,000 and $34,000 upon the exercise of stock options during the six months ended June 30, 2013 and 2012, respectively.

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

We are exposed to interest rate fluctuations as a result of our term loan and line of credit with SVB each having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which has been the actual interest rate in effect since 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $3.0 million outstanding under the term loan as of June 30, 2013, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $22,000.

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

Foreign Currency Exchange Rate Risk

As of June 30, 2013, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2013, we had approximately 124 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. The SBA has, since early 2011, been in the process of performing a formal size determination that focused on whether or not Carilion is or was our affiliate. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its then-existing regulations, the SBA could conclude that a stockholder that was large compared to others had the power to control us and is our affiliate. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants.

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

Pursuant to an Investor Rights Agreement, Carilion, Dr. Kent Murphy and certain other stockholders have rights to require us, subject to certain conditions, to file one or more registration statements providing for the sale of up to an aggregate of approximately 6.5 million shares of our common stock (which number includes approximately 2.8 million shares of common stock owned by Dr. Murphy, approximately 2.2 million shares of common stock owned by Carilion, approximately 1.2 million shares of common stock issuable to Carilion upon conversion of shares of Series A Preferred Stock it currently holds and approximately 275,000 shares of common stock issuable to Carilion as dividends on that preferred stock). Under the agreement, these stockholders also have the right to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the resale of these shares, they can generally be freely sold in the public market. Dr. Murphy has requested that we register his shares for resale on a Form S-3 registration statement. If Dr. Murphy continues to pursue the registration of his shares for resale or if Dr. Murphy or Carilion elect to pursue registration in the future, as described above, we may also be obligated to register shares held by the other for resale pursuant to our Investor Rights Agreement. Sales of shares by Dr. Murphy or Carilion, or even the filing of a registration statement registering the resale of such shares, may have a material adverse effect on the market price of our stock.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 52% and 59% of our consolidated total revenues for the six months ended June 30, 2013 and 2012, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S.

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

We realized a consolidated net loss from continuing operations of $1.9 million for the six months ended June 30, 2013 and net loss attributable to common stockholders of $1.5 million for each of the years ended December 31, 2012, and 2011. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.

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

Our growth strategy requires that we not only identify new technologies that meet market needs, but that we also develop successful commercial products that address those needs. We face several challenges in developing successful new products. Many of our existing products and those currently under development are technologically innovative and require significant and lengthy product development efforts. These efforts include planning, designing, developing and testing at the technological, product and manufacturing-process levels. These activities require us to make significant investments. Although there are many potential applications for our technologies, our resource constraints require us to focus on specific products and to forgo other opportunities. We expect that one or more of the potential products we choose to develop will not be technologically feasible or will not achieve commercial acceptance, and we cannot predict which, if any, of our products we will successfully develop or commercialize. The technologies we research and develop are new and steadily changing and advancing. The products that are derived from these technologies may not be applicable or compatible with the state of technology or demands in existing markets. Our existing products and technologies may become uncompetitive or obsolete if our competitors adapt more quickly than we do to new technologies and changes in customers’ requirements. Furthermore, we may not be able to identify if and when new markets will open for our products given that future applications of any given product may not be readily determinable, and we cannot reasonably estimate the size of any markets that may develop. If we are not able to successfully develop new products, we may be unable to increase our product revenues.

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

As a technology company, and particularly as a government contractor, we may face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our proprietary, confidential or classified information on our IT networks and related systems. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. In addition, as certain of our technological capabilities become widely known, it is possible that we may be subjected to cyber attack or cyber intrusion as third parties seek to gain improper access to information regarding these capabilities and cyber attacks or cyber intrusion could compromise our confidential information or our IT networks and systems generally, as it is not practical as a business matter to isolate all of our confidential information and trade secrets from email and internet access. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

Certain of our current and potential products could require regulatory clearances or approvals prior to commercialization. For example, any nanomaterial-based MRI contrast agent is likely to be considered a drug under the Federal Food, Drug and Cosmetic Act, or the FDC Act. Drugs and some medical devices are subject to rigorous preclinical testing and other approval requirements by the U.S. Food and Drug Administration, or the FDA, pursuant to the FDC Act, and regulations under the FDC Act, as well as by similar health authorities in foreign countries.

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

Various U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in our technology areas. Such third parties may claim that we infringe their patents. Because patent applications can take several years to result in a patent issuance, there may be currently pending applications, unknown to us, which may later result in issued patents that our technologies may infringe. For example, we are aware of competitors with patents in technology areas applicable to our optical test equipment products. Such competitors may allege that we infringe these patents. There could also be existing patents of which we are not aware that our technologies may inadvertently infringe. We have from time to time, and may in the future, be contacted by third parties, including patent assertion entities or intellectual property advisors, about licensing opportunities that also contain claims that we are infringing on third party patent rights. If third parties assert these claims against us—including third parties that have asserted claims against businesses that we have acquired, prior to our acquisition of these businesses—we could incur extremely substantial costs and diversion of management resources in defending these claims, and the defense of these claims could have a material adverse effect on our business, financial condition and results of operations. Even if we believe we have not infringed on a third party’s patent rights, we may have to settle a claim on unfavorable terms because we cannot afford to litigate the claim. In addition, if third parties assert claims against us and we are unsuccessful in defending against these claims, these third parties may be awarded substantial damages as well as injunctive or other equitable relief against us, which could effectively block our ability to make, use, sell, distribute or market our products and services in the United States or abroad.

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

(a) Unregistered Sales of Equity Securities during the Six-Month Period Ended June 30, 2013

Common Stock Dividend Payable to Carilion

The Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2013, the Series A Preferred Stock issued to Carilion has accrued $657,843 in dividends. The accrued dividend as of June 30, 2013 will be paid by the issuance of 274,879 shares of the Company’s common stock, which the Company will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

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

Luna Innovations Incorporated

Date: August 8, 2013	By:	/s/ Dale Messick

Dale Messick

Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	2013 Senior Management Incentive Plans

10.2*	Amendment No. 6 to the Intuitive-Luna Development and Supply Agreement, dated December 15, 2012, by and between Luna Innovations Incorporated and Intuitive Surgical Operations, Inc., a successor in interest to Intuitive Surgical, Inc.

10.3*	Amendment No. 7 to the Intuitive-Luna Development and Supply Agreement, entered into on June 28, 2013, by and between Luna Innovations Incorporated and Intuitive Surgical Operations, Inc., a successor in interest to Intuitive Surgical, Inc.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.