Form 10-Q
period 2013-09-30
LUNA INNOVATIONS INC
filed 2013-11-07
CIK 1239819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2013, there were 14,483,957 shares of the registrant’s common stock outstanding.

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

LUNA INNOVATIONS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,184,665	$6,340,461
Accounts receivable, net	5,656,564	7,059,635
Inventory, net	3,775,508	3,336,916
Prepaid expenses	492,696	667,773
Other current assets	70,208	35,629

Total current assets	18,179,641	17,440,414
Property and equipment, net	2,155,032	2,426,638
Intangible assets, net	327,293	437,839
Other assets	61,501	152,877

Total assets	$20,723,467	$20,457,768

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt obligation	$1,500,000	$1,500,000
Current portion of capital lease obligation	65,627	54,091

Accounts payable	1,270,190	1,797,571
Accrued liabilities	2,717,560	2,747,175
Deferred credits	558,076	832,822

Total current liabilities	6,111,453	6,931,659
Long-term debt obligation	1,000,000	2,125,000
Long-term lease obligation	127,337	128,917

Total liabilities	7,238,790	9,185,576

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012	1,322	1,322

Common stock, par value $ 0.001, 100,000,000 shares authorized, 14,483,900 and 14,009,280 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	14,779	14,245

Additional paid-in capital	62,430,014	61,361,505
Accumulated deficit	(48,961,438)	(50,104,880)

Total stockholders’ equity	13,484,677	11,272,192

Total liabilities and stockholders’ equity	$20,723,467	$20,457,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$3,130,206	$3,691,154	$8,564,744	$11,528,700
Products and licensing revenues	2,587,763	3,155,953	7,623,203	8,715,630

Total revenues	5,717,969	6,847,107	16,187,947	20,244,330

Cost of revenues:
Technology development costs	2,282,061	2,646,293	6,663,194	8,074,595
Products and licensing costs	1,228,134	1,307,285	3,516,196	3,821,980

Total cost of revenues	3,510,195	3,953,578	10,179,390	11,896,575

Gross Profit	2,207,774	2,893,529	6,008,557	8,347,755

Operating expense:
Selling, general and administrative	2,221,428	2,592,908	7,388,835	7,777,206
Research, development and engineering	558,214	630,059	2,065,337	1,923,300

Total operating expense	2,779,642	3,222,967	9,454,172	9,700,506

Operating loss	(571,868)	(329,438)	(3,445,615)	(1,352,751)

Other income/(expense):
Other (expenses)/income, net	(1,521)	37,866	85,289	85,083
Interest expense	(42,654)	(68,455)	(150,732)	(222,473)

Total other expense	(44,175)	(30,589)	(65,443)	(137,390)

Loss from continuing operations before income taxes	(616,043)	(360,027)	(3,511,058)	(1,490,141)
Income tax (benefit)/expense	(131,784)	15,618	(1,087,839)	21,417

Loss from continuing operations	(484,259)	(375,645)	(2,423,219)	(1,511,558)

(Loss)/income from discontinued operations, net of income taxes	(129,653)	155,436	3,642,822	714,081

Net (loss)/income	(613,912)	(220,209)	1,219,603	(797,477)
Preferred stock dividend	26,166	34,095	76,161	94,974

Net (loss)/income attributable to common stockholders	$(640,078)	$(254,304)	$1,143,442	$(892,451)

Net loss per share from continuing operations:

Basic	$(0.03)	$(0.03)	$(0.17)	$(0.11)
Diluted	$(0.03)	$(0.03)	$(0.17)	$(0.11)

Net (loss)/income per share from discontinued operations:

Basic	$(0.01)	$0.01	$0.25	$0.05
Diluted	$(0.01)	$0.01	$0.22	$0.04

Net (loss)/income per share attributable to common stockholders:

Basic	$(0.04)	$(0.02)	$0.08	$(0.06)
Diluted	$(0.04)	$(0.02)	$0.07	$(0.06)

Weighted average common shares and common equivalent shares outstanding:
Basic	14,441,707	13,939,938	14,285,829	13,903,809
Diluted	14,441,707	16,312,622	16,593,102	16,269,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2013	2012
	(unaudited)
Cash flows used in operating activities
Net income/(loss)	$1,219,603	$(797,477)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	711,375	814,498
Share-based compensation	896,554	1,411,672
Warrant expense	—	52,889
Gain on sale of discontinued operations, net of income taxes	(3,738,697)	—
Allowance for doubtful accounts or bad debt expense	124,810	—
Tax benefit from utilization of net operating loss carryforward	(1,157,833)	—
Change in assets and liabilities:
Accounts receivable	1,880,545	(1,771,022)
Inventory	(438,592)	(243,565)
Other current assets	26,931	107,826
Other assets	91,376	56,375
Accounts payable and accrued expenses	(600,471)	(36,216)
Deferred credits	(274,746)	(359,250)

Net cash used in operating activities	(1,259,145)	(764,270)

Cash flows provided by/(used in) investing activities

Acquisition of property and equipment	(161,519)	(242,396)
Intangible property costs	(187,928)	(131,727)
Proceeds from sale of discontinued operations, net of fees	4,522,460	—

Net cash provided by/(used in) investing activities	4,173,013	(374,123)

Cash flows used in financing activities
Payments on capital lease obligations	(40,993)	(37,924)
Payment of debt obligations	(1,125,000)	(1,125,000)
Proceeds from the exercise of options and warrants	96,329	84,501

Net cash used in financing activities	(1,069,664)	(1,078,423)

Net increase/(decrease) in cash and cash equivalents	1,844,204	(2,216,816)
Cash and cash equivalents—beginning of period	6,340,461	8,939,127

Cash and cash equivalents—end of period	$8,184,665	$6,722,311

Supplemental disclosure of cash flow information
Cash paid for interest	$142,188	$217,812
Dividend on preferred stock, 59,469 shares of common stock issuable at September 30, 2013 and 2012	$76,160	$94,974
Cash paid for income taxes	$14,010	$15,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic test & measurement, sensing, and instrumentation products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the telecommunications, medical, composite and defense industries. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from continuing operations from 2005 through the nine months ended September 30, 2013 attributable to our operations and other charges. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital market transactions.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2013, results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Per Share Net Loss from Continuing Operations and Net (Loss)/Income Attributable to Common Stockholders

	Net income/(loss) per share From Continuing Operations				Net income/(loss) per share
	For the three months ended		For the nine months ended		For the three months ended		For the nine months ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Numerator:
Net loss from continuing operations	$(484,259)	$(375,645)	$(2,423,219)	$(1,511,558)
Net (loss)/income attributable to stockholders					$(640,078)	(254,304)	$1,143,442	$(892,451)

Denominator:
Basic weighted average common shares outstanding	14,441,707	13,939,938	14,285,829	13,903,809	14,441,707	13,939,938	14,285,829	13,903,809

Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	—	—	—	—	—	—	730,702	—

Convertible preferred stock	—	—	—	—	—	—	1,321,514	—

Preferred stock dividends	—	—	—	—	—	—	255,056	—

Diluted weighted average common shares outstanding	14,441,707	13,939,938	14,285,829	13,903,809	14,441,707	13,939,938	16,593,102	13,903,809

Basic net (loss)/income per common share	$(0.03)	$(0.03)	$(0.17)	$(0.11)	$(0.04)	$(0.02)	$0.08	$(0.06)
Diluted net (loss)/income per common share	$(0.03)	$(0.03)	$(0.17)	$(0.11)	$(0.04)	$(0.02)	$0.07	$(0.06)

Weighted-average anti-dilutive shares related to:
Outstanding Stock Options	5,688,686	5,663,511	5,688,686	5,663,511	5,688,686	5,663,511	4,957,984	5,663,511
Convertible preferred stock	1,321,514	1,321,514	1,321,514	1,321,514	1,321,514	1,321,514	—	1,321,514
Preferred stock dividends	274,879	195,587	255,056	175,764	274,879	195,587	—	175,764
Restricted stock	261,257	169,515	219,759	169,515	261,257	169,515	—	169,515

The weighted-average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net loss from continuing operations and net (loss)/income per share attributable to common stockholders. For reporting periods in which we have reported net income attributable to common stockholders, weighted-average anti-dilutive shares comprise stock options that have exercise prices above the average stock price for the period. For reporting periods in which we have a net loss from continuing operations or net loss attributable to common stockholders, the weighted-average anti-dilutive shares comprise shares that would have been dilutive had we had net income from continuing operations or net income attributable to common stockholders (e.g., convertible preferred stock, preferred stock dividends, restricted stock and stock options that have exercise prices below the average stock price for the period), plus the number of stock options that would be anti-dilutive had we had a net income from continuing operations or net income attributable to common stockholders.

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

The fair value of each option granted during the nine months ended September 30, 2013 and 2012 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Risk-free interest rate	1.27 - 2.34%	1.18 - 1.49%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	108%	108%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the nine months ended September 30, 2013:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2013	5,422,130	$0.35 - $6.74	$2.19	$639,904	3,775,388	$2.37	$604,292
Granted	667,840	$1.20 - $1.31	$1.29
Exercised	(93,719)	$0.35 - $1.18	$0.49
Canceled	(673,565)	$0.35 - $6.74	$2.24

Balance, September 30, 2013	5,322,686	$0.35 - $6.55	$2.09	$757,365	3,862,724	$2.29	$691,280

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our Common Stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At September 30, 2013, the outstanding stock options to purchase an aggregate of 5.3 million shares had a weighted average remaining contractual term of 6.1 years, and the exercisable stock options to purchase an aggregate of 3.9 million shares had a weighted average remaining contractual term of 5.2 years.

For the three months ended September 30, 2013 and 2012, we recognized $0.3 million and $0.5 million, respectively, and for the nine months ended September 30, 2013 and 2012, we recognized $0.9 million and $1.4 million, respectively, in share-based compensation expense, which is included in our selling, general and administrative expenses in the accompanying consolidated financial statements. We expect to recognize $1.8 million in share-based compensation expense over the weighted average remaining service period of 1.6 years for stock options outstanding as of September 30, 2013.

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

On March 1, 2013, we completed the sale of our Secure Computing and Communications group (“SCC”), which was part of our Technology Development segment, to an unaffiliated third party for a gross sales price of $6.1 million of cash. Prior to the sale, SCC provided innovative solutions designed to secure critical technologies within the U.S. government. SCC conducted applied research and provided services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. Of the purchase price, we received approximately $5.4 million at closing and are to receive $110,000 on December 31, 2013. An additional $600,000 was placed in escrow to be released in tranches over 18 months, subject to certain events and dates and to any indemnification claims of the acquirer. In connection with the sale, we incurred approximately $0.8 million in transaction costs that included various charges related to investment banker and legal fees. In addition, the acquirer has entered into a sublease with us for the facilities historically occupied by SCC through December 31, 2013 for a total of $0.3 million. In the transaction, we sold the equipment, contracts and intellectual property associated with SCC. Approximately 20 employees of SCC transferred to the acquirer. Included in the transaction were current assets of approximately $0.2 million and long term assets with a net book value of approximately $0.1 million, at February 28, 2013. SCC accounted for 18.5% of our revenues, and 20.7% of our cost of revenues for the year ended December 31, 2012. We recorded an aggregate after-tax gain on the sale of this group of $3.7 million or $0.22 per diluted share in our results of operations for the nine months ended September 30, 2013.

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

The loss from discontinued operations for the three months ended September 30, 2013, is the result of the allocation of the alternative minimum tax computation on the company’s results as a whole at September 30, 2013.

The key components of (loss)/income from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenues	$559,191	$1,183,672	$1,790,628	$4,339,942
Cost of revenues	559,191	931,183	1,722,005	3,173,858
Operating expenses	—	97,053	229,745	452,003

Income/(loss) before income taxes	—	155,436	(161,122)	714,081

Allocated tax expense/(benefit)	236	—	(65,247)	—

Operating (loss)/ income from discontinued operations	(236)	155,436	(95,875)	714,081
(Loss)/gain on sale, net of $0.1 million, and $1.2 million, of related income taxes, respectively	(129,417)	—	3,738,697	—

(Loss)/income from discontinued operations, net of income taxes	$(129,653)	$155,436	$3,642,822	$714,081

3.	Inventory

Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

Components of inventory are as follows:

	September 30, 2013	December 31, 2012
Finished goods	$733,475	$195,578
Work-in-process	448,704	252,227
Parts	2,705,235	2,975,297

	3,887,414	3,423,102
Less: Inventory reserves	111,906	86,186

Total inventory, net	$3,775,508	$3,336,916

4.	Debt

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

In addition to the terms and conditions of the Term Loan, we also have a revolving credit facility (the “Line of Credit” and together with the Term Loan, the “Credit Facilities”) with a maximum borrowing capacity of $1.0 million. The interest rate on the Line of Credit is SVB’s prime rate plus 1.25%, payable monthly in arrears, and we are required to pay an unused Line of Credit fee of one-quarter of one percent (0.25%), payable monthly. We may terminate the Line of Credit for a termination fee of $10,000, which fee would not be payable in the event that the Line of Credit is replaced by another loan facility with SVB. The Line of Credit has a maturity date of May 17, 2014.

Amounts due under the Credit Facilities are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.

On March 21, 2013, we entered into a Fourth Loan Modification Agreement with SVB that replaced the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million with SVB. The Credit Facilities also require us to observe a number of operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of September 30, 2013, we were in compliance with all covenants under the Credit Facilities.

In addition, the Credit Facilities contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facilities and foreclose on the collateral. Furthermore, an event of default under the Credit Facilities would result in an increase in the interest rate on any amounts outstanding. As of September 30, 2013, there were no events of default on our Credit Facilities.

The balance under the Term Loan at September 30, 2013 was $2.5 million of which $1.0 million was classified as long-term and $1.5 million was classified as short-term. No amounts were outstanding under the Line of Credit and the available credit capacity was $1.0 million at September 30, 2013.

5.	Capital Stock and Additional Paid-in Capital

The following details our equity transactions during the nine months ended September 30, 2013:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2012	1,321,514	1,322	14,009,280	14,245	61,361,505

Exercise of stock options	—	—	125,842	125	81,204

Share-based compensation	—	—	337,500	338	896,216

Stock dividends to Carilion Clinic(1)	—	—	—	60	76,100
Other issuance of common stock (2)	—	—	11,278	11	14,989

Balances, September 30, 2013	1,321,514	1,322	14,483,900	14,779	62,430,014

(1)	The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to September 30, 2013. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2013, the Series A Preferred Stock issued to Carilion has accrued $684,009 in dividends. The accrued and unpaid dividends as of September 30, 2013 will be paid by the issuance of 294,702 shares of our common stock upon Carilion’s written request.
(2)	Represents shares of common stock issued to one director in lieu of cash fees for annual service.

6.	Operating Segments

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

Through September 30, 2013, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2013).

The table below presents revenues and operating loss for reportable segments not including discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Revenues:

Technology development revenues	$3,130,206	$3,691,154	$8,564,744	$11,528,700

Products and licensing revenues	2,587,763	3,155,953	7,623,203	8,715,630

Total revenues	$5,717,969	$6,847,107	$16,187,947	$20,244,330

Technology development operating loss	$(259,483)	$(501,213)	$(1,863,668)	$(1,376,129)

Products and licensing operating (loss)/income	(312,385)	171,775	(1,581,947)	23,378

Total operating loss	$(571,868)	$(329,438)	$(3,445,615)	$(1,352,751)

Depreciation, technology development	$70,410	$108,575	$228,349	$237,313

Depreciation, products and licensing	$59,307	$49,038	$205,647	$179,407

Amortization, technology development	$49,936	$29,300	$145,944	$115,690

Amortization, products and licensing	$42,478	$40,457	$131,435	$87,461

The table below presents assets for reportable segments:

	September 30, 2013	December 31, 2012

Total segment assets:
Technology development	$10,903,743	$13,342,725
Products and licensing	9,819,724	7,115,043

Total	$20,723,467	$20,457,768

Property plant and equipment, and intangible assets, Technology development	$1,306,086	$1,868,235
Property plant and equipment, and intangible assets, Products and licensing	$1,176,239	$996,242

There are no material inter-segment revenues for any period presented.

The United States Government accounted for approximately 62% and 60% of total consolidated revenues for the three months ended September 30, 2013 and 2012, respectively, and 56% and 60% of total consolidated revenues for the nine months ended September 30, 2013 and 2012, respectively.

International revenues (customers outside the United States) accounted for approximately 16% and 18% of total consolidated revenues for the three months ended September 30, 2013 and 2012, respectively, and 23% and 16% of total consolidated revenue for the nine months ended September 30, 2013 and 2012, respectively.

7.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.

In September 2011 we executed a non-cancelable $1.2 million purchase order for multiple shipments of tunable lasers to be delivered over a 12-month period beginning in 2012. At September 30, 2013, we had fulfilled the purchase requirement for these tunable lasers.

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

Our Products and Licensing segment develops, manufactures and markets our fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Revenues in this segment are currently largely derived from sales of test and measurement equipment for optical components and networks and equipment for measuring strain and temperature using optical fiber. Our Products and Licensing segment is also focused on our two key strategic objectives. We are working to develop and commercialize our fiber optic shape sensing technology in the medical industry with the goal of supplying fiber optic shape sensing components for use in robotic and minimally invasive surgical systems. We are also working to increase the sales of our fiber optic technology for strain and temperature sensing applications for the composite materials industry. Our Products and Licensing segment revenues represented approximately 45% and 46% of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and approximately 47% and 43% for the nine months ended September 30, 2013 and 2012, respectively.

Our Technology Development segment performs applied research for government funded projects and previously included our secure computing and communications group, or SCC. Our Technology Development segment, excluding SCC, represented approximately 55% and 54% of our total revenues for the three months ended September 30, 2013 and 2012, respectively and approximately 53% and 57% for the nine months ended September 30, 2013 and 2012, respectively. Our Technology Development segment predominantly performs applied research in the various areas of sensing applications and technologies, innovative materials and biomedical activities. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA.

We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues decreased to $3.1 million for the three months ended September 30, 2013 as compared to $3.7 million for the same period in 2012 and they decreased to $8.6 million for the nine months ended September 30, 2013 as compared to $11.5 million for the same period in 2012, due primarily to our Optical Systems group completing certain large contracts in 2012 that were not renewed or replaced in 2013.

Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $9.3 million at September 30, 2013, compared to $10.3 million at December 31, 2012, excluding a backlog of $3.3 million related to discontinued operations and $12.3 million at September 30, 2012, excluding a backlog of $5.0 million related to discontinued operations.

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

As described below, on March 1, 2013, we sold our SCC business. As a result of the sale, we have reported the results of operations from SCC as discontinued operations in our condensed consolidated financial statements included elsewhere in this report. Net loss from continuing operations was $0.5 million for the three months ended September 30, 2013, compared to $0.4 million for the three months ended September 30, 2012. Net loss from continuing operations was $2.4 million for the nine months ended September 30, 2013, compared to $1.5 million for the nine months ended September 30, 2012. After giving effect to the results of discontinued operations, including the $3.7 million gain, net of taxes, we recognized on the sale of SCC, we recorded net income attributable to common stockholders of approximately $1.1 million for the nine months ended September 30, 2013, compared to a net loss attributable to common stockholders of approximately $0.9 million for the nine months ended September 30, 2012, and a net loss attributable to common stockholders of approximately $0.6 million for the three months ended September 30, 2013, compared to a net loss attributable to common stockholders of approximately $0.3 million for the three months ended September 30, 2012.

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

Description of Our Revenues, Costs and Expenses

Revenues

We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 55% and 54% of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and approximately 53% and 57% for the nine months ended September 30, 2013 and 2012, respectively.

Our Product and License segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 45% and 46% of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and approximately 47% and 43% for the nine months ended September 30, 2013 and 2012, respectively.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

	Three months ended September 30,		Change
	2013	2012
Revenues:
Technology development revenues	$3,130,206	$3,691,154	$(560,948)	(15)%
Products and licensing revenues	2,587,763	3,155,953	(568,190)	(18)%

Total revenues	$5,717,969	$6,847,107	$(1,129,138)	(16)%

Revenues from our Technology Development segment decreased by $0.6 million from $3.7 million in the three months ended September 30, 2012 to $3.1 million for the same period in 2013. This decline was due primarily to a decrease in our research revenues from our Optical Systems group caused by a reduced amount of contract work.

Revenues from our Products and Licensing segment decreased by $0.6 million from $3.2 million in the three months ended September 30, 2012 to $2.6 million for the same period in 2013. Our Products and Licensing segment revenues decreased due to decreased product sales of $0.8 million, primarily attributable to the sale of $0.5 million of shape sensing units in the third quarter of 2012 which did not recur in the third quarter of 2013, as well as a $0.2 million reduction in sales of our OBR products.

Cost of Revenues and Gross Profit

	Three months ended September 30,		Change
	2013	2012
Cost of revenues:
Technology development costs	$2,282,061	$2,646,293	$(364,232)	(14)%
Products and licensing costs	1,228,134	1,307,285	(79,151)	(6)%

Total cost of revenues	$3,510,195	$3,953,578	$(443,383)	(11)%

Gross Profit	$2,207,774	$2,893,529	$(685,755)	(24)%

The cost of our Technology Development segment revenues decreased primarily due to a reduction of $0.1 million in direct labor due to staff reductions in our Optical Systems group earlier this year and a reduction of $0.3 million in direct subcontractor cost also in our Optical Systems group.

The decrease in cost of revenues in our Products and Licensing segment resulted from the decrease in product sales noted above. The percentage decline was less than the corresponding revenue decline as the shape sensing units sold in 2012 were sold at a higher gross margin than our typical product sale.

Because of the overall decrease in revenues of 16% compared to the three months ended September 30, 2012, which was partially offset by a decrease in costs of revenue of 11%, our resulting gross profit was $2.2 million for the three months ended September 30, 2013, compared to $2.9 million for the same period in 2012.

Operating Expense

	Three months ended September 30,		Change
	2013	2012
Operating expense:

Selling, general and administrative	$2,221,428	$2,592,908	$(371,180)	(14)%

Research, development and engineering	558,214	630,059	(71,845)	(11)%

Total operating expense	$2,779,642	$3,222,967	$(443,325)	(14)%

Our selling, general and administrative expense decreased 14% during the three months ended September 30, 2013, as compared to the same period in 2012. The decrease was primarily due to a decrease in stock compensation expense of $160, 000 and a decrease in depreciation of $178,000.

Research, development and engineering expense decreased 11% during the three months ended September 30, 2013 as compared to the same period in 2012. The decrease reflects an increased utilization of engineering resources on funded product development activities rather than internal research and development projects.

Other Income

During the three months ended September 30, 2012, we recognized $38,000 of other income, which consisted primarily of $23,000 in amortization of the discount on the Hansen debt.

Interest Expense

Interest expense for the three months ended September 30, 2013 was approximately $43,000 compared to interest expense of approximately $69,000 during the same period in 2012. The monthly average loan balance during the three months ended September 30, 2013 was $2.7 million compared to $4.2 million for the same period in 2012. The lower average loan balance accounted for the decrease in interest expense.

Loss from Continuing Operations

As a result of the foregoing, during the three months ended September 30, 2013, we incurred a net loss from continuing operations of approximately $0.5 million, compared to a net loss of approximately $0.4 million for the three months ended September 30, 2012.

Loss/Income from Discontinued Operations

For the three months ended September 30, 2013, we recognized a net loss from discontinued operations of $0.1 million, due to the allocation of the alternative minimum income tax calculation. For the three months ended September 30, 2012, we recognized net income from discontinued operations of $0.2 million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

	Nine months ended September 30,		Change
	2013	2012
Revenues:
Technology development revenues	$8,564,744	$11,528,700	$(2,963,956)	(26)%
Products and licensing revenues	7,623,203	8,715,630	(1,092,427)	(13)%

Total revenues	$16,187,947	$20,244,330	$(4,056,383)	(20)%

Revenues from our Technology Development segment decreased by $3.0 million from $11.5 million in the nine months ended September 30, 2012 to $8.6 million for the same period in 2013. This decrease was due primarily to a decline in revenues from our optical systems group of $2.6 million due to the completion of certain large contracts during the second half of 2012, which contracts were not renewed or replaced in 2013.

Revenues from our Products and Licensing segment decreased by $1.1 million from $8.7 million in the nine months ended September 30, 2012 to $7.6 million for the same period in 2013. Our Products and Licensing segment revenues decreased primarily due to a $1.4 million decrease in product sales including a decrease in our OBR and OVA product sales of $1.0 million compared to the same period in 2012.

Cost of Revenues and Gross Profit

	Nine months ended September 30,		Change
	2013	2012
Cost of revenues:
Technology development costs	$6,663,194	$8,074,595	$(1,411,401)	(17)%
Products and licensing costs	3,516,196	3,821,980	(305,784)	(8)%

Total cost of revenues	$10,179,390	$11,896,575	$(1,717,185)	(14)%

Gross Profit	$6,008,557	$8,347,755	$(2,339,198)	(28)%

The cost of our Technology Development segment revenues decreased due to a reduction of $0.5 million of direct labor and $0.6 million in direct subcontractor costs and a reduction of $0.3 million in other direct costs.

The cost of revenues in our Products and Licensing segment decreased due to the decrease in product sales described above. The decrease in costs of products sold was less than the decrease in the corresponding revenues due to the higher cost of the lasers utilized in products in the first quarter of 2013.

Our resulting gross profit was $6.0 million, or 37% of revenues, for the nine months ended September 30, 2013 compared to $8.3 million, or 41% of revenues, for the same period in 2012. The decline in gross profit percentage was primarily driven by the lower revenues in technology development, which resulted in less absorption of fixed overhead costs.

Operating Expense

	Nine months ended September 30,		Change
	2013	2012
Operating expense:
Selling, general and administrative	$7,388,835	$7,777,206	$(388,371)	(5)%
Research, development and engineering	2,065,337	1,923,300	142,037	7%

Total operating expense	$9,454,172	$9,700,506	$(246,334)	(3)%

Our selling, general and administrative expense decreased by 5% during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to a decrease in our stock compensation expense of $0.5 million.

Research, development and engineering expense increased by 7% during the first nine months of 2013 as compared to the same period in 2012, due primarily to increased engineering expenses in our Products and Licensing segment during the first three months ended March 31, 2013, during which our engineering resources were focused less on funded product development activities and more on internal research projects.

Other Income

During the nine months ended September 30, 2013, we recognized other income of approximately $86,000, which consisted primarily of the amortization of the discount on the Hansen debt of approximately $38,000, which was fully amortized during the second quarter of 2013, and an insurance policy profit share of approximately $48,000.

During the nine months ended September 30, 2012, we recognized approximately $85,000 of other income primarily as a result of the amortization of the discount on the Hansen debt of approximately $70,000.

Interest Expense

Interest expense for the nine months ended September 30, 2013 was approximately $151,000 compared to interest expense of approximately $222,000 during the same period in 2012. The monthly average loan balance during the first nine months of 2013 was $3.0 million compared to $4.5 million for the same period in 2012. The lower average loan balance accounted for the decrease in interest expense.

Loss from Continuing Operations

As a result of the foregoing, during the nine months ended September 30, 2013, we incurred a net loss from continuing operations of approximately $2.4 million, compared to a net loss of approximately $1.5 million for the nine months ended September 30, 2012.

Income from Discontinued Operations

For the nine months ended September 30, 2013, we recognized net income from discontinued operations of $3.6 million, compared to net income from discontinued operations of $0.7 million for the same period in 2012. For the nine months ended September 30, 2013, this income consisted of the $3.7 million gain on the sale of SCC business, net of taxes, which occurred during the three months ended March 31, 2013, which gain was partially offset by an operating loss $0.1 million from the SCC business for the two months prior to the sale on March 1, 2013. The decrease in operating income of the SCC business in 2013 was primarily a result of a significant decline in revenue within our SCC business as a result a decrease in revenue from the DARPA IRIS contract.

Liquidity and Capital Resources

At September 30, 2013, our total cash and cash equivalents were $8.2 million.

We have a term loan with SVB which at September 30, 2013 had a balance of $2.5 million. This term loan matures on May 1, 2015. We also maintain a revolving line of credit of up to $1.0 million with SVB, under which no amounts are outstanding and the full borrowing capacity of $1.0 million remains available. The line of credit is currently scheduled to expire on May 18, 2014. The terms and conditions of our term loan and line of credit are described in Note 4 of our condensed consolidated financial statements included in this report.

We believe that our current cash balance, combined with our expected operating cash flows and the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs over the next twelve months.

Discussion of Cash Flows

Recent Activity

	Nine months ended September 30,
	2013	2012	Change

Net cash used in operating activities	$(1,259,145)	$(764,270)	$(494,875)
Net cash provided by/(used in) investing activities	4,173,013	(374,123)	4,547,136
Net cash used in financing activities	(1,069,664)	(1,078,423)	8,759

Net change in cash	$1,844,204	$(2,216,816)	$4,061,020

During the first nine months of 2013, operations used $1.3 million of net cash, as compared to the same period in 2012 in which operations used $0.8 million of net cash. During the first nine months of 2013, our net income of $1.2 million was primarily the result of the after-tax gain on the sale of SCC of $3.7 million and a tax benefit of $1.2 million. Without the effects of that gain and tax benefit, our pre-tax loss from continuing operations was approximately $3.5 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.7 million, share-based compensation of $0.9 million and allowance for doubtful accounts of $0.1 million, all of which are non-cash items that do not impact cash flow for the period. Additionally, changes in working capital provided net cash inflow of $0.7 million, consisting of a $1.9 million decrease in accounts receivable due to improved collection efforts, partially offset by a $0.6 million decrease in accounts payable, an increase in inventory items of $0.4 million and a decrease in deferred credits of $0.3 million.

During the nine months ended September 30, 2012, operations used $0.8 million of net cash. Our net loss of $0.8 million and $2.2 million of net cash outflows from changes in operating assets and liabilities were offset by $2.3 million in non-cash expenses. The net cash outflows from changes in working capital of $2.2 million was primarily the result of a $1.8 million increase in accounts receivable during the nine months ended September 30, 2012, as sales in the three months ended September 30, 2012, were concentrated later in the quarter and therefore not yet due for collection.

Our cash provided by/(used in) investing activities is composed of purchases of equipment and capitalized costs associated with the prosecution of patents and, in 2013, the sale of SCC. During the nine months ended September 30, 2013, we had a net cash inflow of $4.5 million due to the sale of SCC. Also, during the nine months ended September 30, 2013, we used $162,000 for equipment purchases, compared to $242,000 for equipment purchases during the same period of 2012, and we incurred $188,000 in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform in the nine months ended September 30, 2013, compared to $132,000 in such costs during the same period of 2012.

Net cash used in financing activities during the nine months ended September 30, 2013 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $1.1 million which was virtually unchanged from the same period of 2012. These net cash outflows were partially offset by our receipt of $96,000 and $85,000 upon the exercise of stock options during the nine months ended September 30, 2013 and 2012, respectively.

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

We are exposed to interest rate fluctuations as a result of our term loan and line of credit with SVB each having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which has been the actual interest rate in effect since 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $2.5 million outstanding under the term loan as of September 30, 2013, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $18,000.

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

Foreign Currency Exchange Rate Risk

As of September 30, 2013, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In order to be eligible for SBIR contracts and grants, under current SBA rules we must be more than 50% owned and controlled by individuals who are U.S. citizens or permanent resident aliens, and/or other small business concerns (each of which is more than 50% owned and controlled by individuals who are U.S. citizens or permanent resident aliens) or certain qualified investment companies. In the event our institutional ownership significantly increases, either because of increased buying by institutions or selling by individuals, we could lose eligibility for new SBIR contracts and grants.

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2013, we had approximately 124 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. The SBA has, since early 2011, been in the process of performing a formal size determination that focused on whether or not Carilion is or was our affiliate. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. Under its then-existing regulations, the SBA could conclude that a stockholder that was large compared to others had the power to control us and is our affiliate. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants.

In addition, it is possible that the sale of common stock in the future by our founder, Dr. Kent Murphy, could negatively affect the interpretation of SBA regulations on this question of affiliation, as well as possibly result in an increase in our institutional ownership. Based on a request from Dr. Murphy, we filed a Form S-3 registration statement with the SEC to register his shares for resale, which is not yet effective. If Dr. Murphy were to sell a substantial portion of his shares to institutions, large business concerns, non-investment companies or non-U.S. citizens, we may no longer meet the 50% ownership requirement described above, in which case we would become ineligible to receive SBIR contract awards. The loss of our eligibility to receive SBIR awards would have a material adverse effect on our revenues, cash flows and ability to fund our growth.

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

Pursuant to an Investor Rights Agreement, Carilion, Dr. Kent Murphy and certain other stockholders have rights to require us, subject to certain conditions, to file one or more registration statements providing for the sale of up to an aggregate of approximately 6.3 million shares of our common stock (which number includes approximately 2.6 million shares of common stock owned by Dr. Murphy, approximately 2.2 million shares of common stock owned by Carilion, approximately 1.2 million shares of common stock issuable to Carilion upon conversion of shares of Series A Preferred Stock it currently holds and approximately 275,000 shares of common stock issuable to Carilion as dividends on that preferred stock). Under the agreement, these stockholders also have the right to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the resale of these shares, they can generally be freely sold in the public market. Based on a request from Dr. Murphy, we have filed a Form S-3 registration statement with the SEC to register his shares for resale, which is not yet effective. Under the Investor Rights Agreement, Carilion may also elect to pursue registration of its shares on the foregoing Form S-3 registration statement or otherwise in the future. Sales of shares by Dr. Murphy or Carilion, or even the filing of a registration statement registering the resale of such shares, may have a material adverse effect on the market price of our stock.

If Carilion, Dr. Murphy or any of our other significant stockholders sell their shares at any time, it could have an adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with NASDAQ’s continuing listing standards in respect of our minimum stock price, as further described below.

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

Technology development revenue, which consists primarily of government-funded research, accounted for approximately 53% and 57% of our consolidated total revenues for the nine months ended September 30, 2013 and 2012, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.

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

We realized a consolidated net loss from continuing operations of $2.4 million for the nine months ended September 30, 2013 and net loss attributable to common stockholders of $1.5 million for each of the years ended December 31, 2012, and 2011. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.

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

(a) Unregistered Sales of Equity Securities during the Nine-Month Period Ended September 30, 2013

Common Stock Dividend Payable to Carilion

The Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2013, the Series A Preferred Stock issued to Carilion has accrued $684,009 in dividends. The accrued dividend as of September 30, 2013 will be paid by the issuance of 294,702 shares of the Company’s common stock, which the Company will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

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

Luna Innovations Incorporated

Date: November 7, 2013	By:	/s/ Dale Messick

Dale Messick

Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.