Form 10-K
period 2013-12-31
LUNA INNOVATIONS INC
filed 2014-04-10
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based upon the closing price of Common Stock on such date as reported by the NASDAQ Capital Market, was approximately $13.0 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2014 there were 14,731,652 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2014 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2013, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

PART I

ITEM 1.    BUSINESS
Company Overview and Business Model

We develop, manufacture and market fiber optic sensing and test & measurement products focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications, and defense industries. In addition, we provide applied research services, typically under research programs funded by the United States government, in areas of advance materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and government-funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
Our corporate growth strategy is focused on becoming a leading provider of fiber optic strain and temperature sensing solutions and standard test methods for composite, as well as non-composite materials, structures and systems.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic sensing, as well as test and measurement products. Our Products and Licensing segment also includes the funded development of our fiber optic shape sensing technology for minimally invasive medical applications. On January 21, 2014, we sold the assets associated with our fiber optic shape sensing technology in the medical field to affiliates of Intuitive Surgical, Inc. (as referring either to these affiliates in such capacity as buyers or to Intuitive Surgical, Inc., "Intuitive"), as described more fully below. As part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 46%, 43%, and 48% of our total revenues for the years ended December 31, 2011, 2012 and 2013, respectively.

Our Technology Development segment performs applied research principally in the areas of sensing & instrumentation, advanced materials and health sciences. Our Technology Development segment revenues comprised approximately 54%, 57% and 52% of our total revenues for the years ended December 31, 2011, 2012 and 2013, respectively. Historically, this segment also included our secure computing and communications group (“SCC”), which focused on technologies for ensuring the integrity of integrated circuits used in defense systems. On March 1, 2013, we sold the assets associated with SCC to MacAulay-Brown, Inc. (“Mac-B”), another defense contractor. Most of the government funding for our Technology Development segment outside of SCC is derived from the Small Business Innovation Research (“SBIR”) program coordinated by the U.S. Small Business Administration, (“SBA”). Our SBIR research is focused on technological areas with commercial potential and we strive to commercialize any resulting scientific advancements. For the year ended December 31, 2013, approximately 44% of our revenues were generated under the SBIR program, compared to 54% in 2012 and 51% in 2011.
For the years ended December 31, 2011, 2012 and 2013, 64%, 67% and 54%, respectively, of our revenues were derived from the U.S. government.
Products and Licensing
In our Products and Licensing segment we have been successful in developing and marketing fiber optic test and measurement products which provide solutions primarily for the telecommunications industry. In 2011, we first introduced our ODiSI platform of products for distributed sensing of strain and temperature. Our key initiative for long term growth is to become a leading provider of fiber optic strain & temperature sensing systems and standard test methods based upon this product platform. Our Products and Licensing segment includes approximately 44 full-time employees. Our primary product lines and development services in this segment are described in more detail below.
Test & Measurement, Sensing, and Instrumentation Products
Test and Measurement Equipment for Fiber Optic Components and Sub-Assemblies
Our product lines in the test and measurement domain include our Optical Vector Analyzer (“OVA”), our Optical Backscatter Reflectometer (“OBR”), and the Phoenix family of tunable lasers.
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
ODiSI Sensing Solution; Optical Distributed Sensor Interrogator
In 2011, we launched our new sensing platform called ODiSI. These products provide fully distributed strain or temperature measurements and deliver an extraordinary amount of data by using an optical fiber as a continuous sensor over up to 50 meters of surface. Compared to traditional sensing methods, such as strain gages, this technology provides greater insight into the performance, tolerances and failure mechanisms of structures and vehicles. We believe the technology can provide exceptional value to the aerospace, automotive, and energy industries providing solutions for composite, as well as non-composite materials, structures and systems.
We have significant expertise in distributed sensing systems, such as ODiSI, which are products composed of multiple sensors whose inputs are integrated through a fiber optic network and software. These products use fiber optic sensing technology with an innovative monitoring system that allows several thousand sensors to be networked along a single optical fiber.
Potential key applications and markets of our fiber optic sensing solutions include the airframe industry, integrated structural monitoring of civil structures and space applications. For example, a major airframe manufacturer has explored the use of our system during fatigue testing to measure strain through a network of sensors distributed throughout an aircraft. Our ODiSI platform also enables the direct monitoring of temperature. Potential markets include automotive manufacturing, automotive component manufacturing, motorsports, industrial process control and electrical system monitoring. For example, our network of distributed temperature sensors has been tested by a major manufacturer of electrical generators for the purpose of increasing operational efficiency and prolonging generator life.
Tunable Lasers
We have acquired the rights to manufacture a line of swept tunable lasers to allow us to compete more effectively in our existing fiber optic test and measurement as well as sensing markets. This laser is in production, and this technology is being integrated into current and new products to help us provide our customers with faster, more flexible and cost-effective test and measurement products. The laser has desirable properties in the quality of the laser light produced, the speed at which it can operate, the small size of the package, and the environmental conditions in which it can operate. We believe that these traits make it possible for us to move our fiber optic sensing capabilities out of the laboratory, and into more demanding environments such as aircraft structural health monitoring, automotive manufacturing, green energy, and industrial applications.
Sales & Marketing
We primarily market our fiber optic test and measurement products to telecommunications companies, defense agencies, government system integrators, researchers, original equipment manufactures, distributors, testing labs and strategic partners worldwide. We have a regional sales force that markets and sells our products through manufacturer representative organizations to customers in North America and through partner and distribution channels for other sales around the world. We are building a dedicated sales force for direct marketing of our distributed sensing products, with an initial focus on customers in the automotive, aerospace, and energy industries.
We believe that we provide a high level of support in developing and maintaining our long-term relationships with our customers. Customer service and support are provided through our offices and those of our partners that are located throughout the world.
Fiber Optic Shape Sensing Solutions for Robotic, Non-Robotic and Minimally Invasive Surgical Systems
On January 21, 2014, we sold our assets associated with the development of fiber optic shape sensing for the medical field to affiliates of Intuitive. However, we have a development and supply agreement with Hansen Medical, Inc. ("Hansen") under which we are to develop localization and shape sensing solutions for Hansen’s medical robotics system and under which we would supply fiber optic shape sensing systems to Hansen. Although the terms of our sale to Intuitive generally preclude us from pursuing fiber optic shape sensing in medical applications in the future, we are specifically permitted to continue to develop this technology and supply related products to Hansen. At this time, however, Hansen is not requesting us to perform any development work towards this solution. Our business relationship with Hansen is further described below under “Litigation and Agreements with Hansen Medical, Inc.”
In 2012, we entered into a development agreement with Philips Healthcare, acting through Philips Medical Systems Nederland BV (“Philips”). Under the development agreement, we conducted certain development work during 2012 and during 2013 in cooperation with Philips to advance our fiber-optic shape sensing technology towards commercialization in the non-robotic medical field. Under the development agreement, Philips agreed to pay us monthly on a time and materials basis, less a specified holdback amount, in accordance with corresponding milestones and estimated resource requirements. In addition, under the development agreement, Philips purchased specified prototype systems from us. Our agreement with Philips expired at the end of 2013 and was not renewed or extended. As a result of the sale of our shape sensing assets related to medical applications to Intuitive in January 2014, we do not expect to do any further work with Philips.
Technology Development

We provide applied research for customers in our primary areas of focus, including sensing and materials such as nanomaterials, coatings, adhesives, composites and bio-engineered materials. Until our sale of SCC, we also provided applied research in the area of secure computing. We generally compete to win contracts in these areas on a fee-for-service basis. Our Technology Development segment has a successful track record of evaluating innovative technologies to address the needs of our customers.
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
As of December 31, 2013, our Technology Development segment was engaged in more than 70 active contracts, with typical terms ranging from six months to three years. These projects span a wide range of applications across our areas of focus.
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
As of December 31, 2013, our Technology Development segment consisted of approximately 68 full time employees, of whom 30 hold advanced degrees, including 23 Ph.D. degrees. We also utilize the knowledge and experience of researchers employed through the academic institutions, corporations and government agencies with which we subcontract. Our Technology Development segment is organized into subgroups according to areas of technology, with each subgroup being managed by its own director who is responsible for its financial performance. In addition, we have in place disciplined processes designed to ensure quality control of proposal preparation, program reviews, pipeline reviews, revenue tracking and financial reporting.
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
Our nanomaterials activity is focused on fullerenes and tri-metal nitride endohedral fullerene (“Trimetasphere”®) materials. The Trimetasphere® nanomaterial is a carbon sphere with three metal atoms and an enclosed nitrogen atom. We have obtained an exclusive license from Virginia Tech to commercialize Trimetasphere® nanomaterials under an issued U.S. patent and pending U.S. patent applications.
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
Currently, we own or license approximately 70 U.S. and international patents and approximately 69 U.S. and international patent applications, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. Our issued patents generally have terms that are scheduled to expire between 2015 and 2031. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

A discussion of our material patents and patent applications is set forth below.

Siemens Patent
We have licensed a U.S. patent and related patents in Canada, Switzerland, Germany, Great Britain, Italy, Netherlands and France from Siemens AG concerning methods of preparing fullerene derivatives for use. We use these methods in our nanotechnology area to attach certain materials to carbon fullerenes. The U.S. patent expires in January 2016. The Canadian patent expires in 2015 and the European patents expire in 2014.

NASA Patents
We have licensed, on a non-exclusive basis, four U.S. patents and related patents in Japan, Canada, Germany, France, Great Britain and Belgium from the National Aeronautics and Space Administration, an agency of the U.S. government (“NASA”), which patents concern the measurement of strain in optical fiber using Bragg gratings and Rayleigh scatter and the measurement of the properties of fiber-optic communications devices. These patents expire between February 2017 and September 2020.

VTIP Patents

We have licensed, on an exclusive basis, two U.S. patents from Virginia Tech Intellectual Properties, Inc. (“VTIP”) to commercialize Trimetasphere® nanomaterials for all fields of human endeavor. These patents expire in December 2019 and December 2022.

Coherent Patents
We have licensed, on a non-exclusive basis, several U.S. patents and other intellectual property rights owned or controlled by Coherent, Inc., related to the manufacturing, using, importing, selling and offering for sale of Coherent’s “Iolon” brand of swept tunable lasers, which we market under our “Phoenix” brand of lasers. These U.S. patents expire between 2020 and 2025.

Shape Sensing Patents

As a part of our sale of assets associated with our fiber optic shape sensing technology in the medical field to Intuitive, we transferred our related patents to Intuitive. Also as a part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. Two U.S. patents that we now license back from Intuitive cover the use of optical frequency domain reflectometry, or OFDR, and multiple, closely spaced Bragg gratings for shape sensing, and the use of the inherent scatter as a strain sensor for shape sensing. These two patents expire in July 2025. We also have a license back from Intuitive for a patent application that covers certain refinements to the measurements covered in the first two patents, which are necessary in order to achieve the necessary accuracies for medical and other applications. This patent application was filed in the United States, the European Patent Office, China, India, Russia, Brazil, Japan and Indonesia. These patents and patent applications can support other nonmedical applications of our fiber optic shape sensing technology.
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
On December 11, 2009, we and our wholly owned subsidiary Luna Technologies, Inc. entered into a settlement agreement with Hansen to settle all claims arising out of the litigation. On January 12, 2010, as part of our Reorganization Plan, we entered into a series of agreements with Hansen and Intuitive that were contemplated by the settlement agreement. Under our license agreement with Hansen (the “Hansen License”), we granted Hansen (i) a co-exclusive (with Intuitive), royalty-free, fully paid, perpetual and irrevocable license to our fiber optic shape sensing/localization technology within the medical robotics field. The license can only be sublicensed by Hansen in connection with Hansen products, except that Hansen can grant full sublicenses to third parties for single degree of freedom robotic medical devices; (ii) an exclusive (and fully sublicenseable) royalty-free, fully paid, perpetual and irrevocable license to our fiber optic shape sensing/localization technology for non-robotic medical devices within the orthopedics, vascular, and endoluminal fields; and (iii) a co-exclusive (with us) royalty-free, fully paid, perpetual and irrevocable license to our fiber optic shape sensing/localization technology for non-robotic medical devices in other medical fields (including colonoscopies but not including devices described in clause (ii) above). In 2011, Hansen entered into certain agreements with Philips Medical Systems (and/or its affiliates) under which Hansen sublicensed its non-robotic medical rights to our fiber optic shape sensing/localization technology.
In connection with the settlement agreement, we also entered into a development and supply agreement with Hansen. The agreement provides that we will perform product development services with respect to fiber optic shape sensing at Hansen’s request and provide our shape sensing products to Hansen. Revenues earned for product development will be determined in a manner consistent with our normal contract development services and will be payable monthly to us. The agreement also sets forth certain terms under which we would supply fiber optic components to Hansen. In May 2011, we amended this development and supply agreement with Hansen in order to update the specifications and estimated budget amounts for certain development milestones and provide for additional development milestones and related budget estimates and specifications to be achieved. The amendment also provides for a payment structure whereby we share a specified percentage of the development expenses otherwise payable in connection with certain of the development milestones, up to a certain cumulative maximum, and changes the mechanism for calculating amounts that Hansen may hold back from being paid to us while such expenses are being shared by the parties. Finally, the amendment adjusted the commercial transfer pricing mechanism for our supply of fiber optic components to Hansen. At this time, Hansen is not requesting us to perform any development work under this development and supply agreement. Our sale of assets to Intuitive was made expressly subject to the development and supply agreement with Hansen and the Hansen License.
Material Agreements
Sale of Assets to Intuitive Surgical
On January 17, 2014, we entered into an Asset Purchase Agreement with Intuitive (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, effective as of 12:01 a.m. on January 21, 2014, we closed on the sale to Intuitive of substantially all of our assets related to our medical shape sensing business, including all of the patents and patent applications used or useful for our fiber optical shape sensing and localization technology, for $6 million in cash at closing and a second $6 million in cash to be paid no later than 90 days after closing, plus up to $8 million upon the accomplishment by Intuitive of certain technical specifications (the “Technical Specifications Payment”) and up to $10 million in potential future royalties (altogether, the “Transaction”). We had been engaged since 2007 in a development project for Intuitive developing a fiber optic-based shape sensing and position tracking system to be integrated into Intuitive’s products. Also as a part of the Transaction, Intuitive has hired certain of our employees, many of whom were historically engaged in this development project.

The second $6 million to be paid within 90 days has been placed in escrow. The Technical Specifications Payment is tied to the achievement of certain technical specifications that were previously established for the development project between us and Intuitive. If these technical specifications are not achieved but our fiber optical shape sensing and localization technology is nevertheless included in an Intuitive medical system that receives Food and Drug Administration approval as the system’s only localization solution, then Intuitive shall pay us $6 million upon such approval. The royalties will be paid at a rate of $10,000 per commercially-sold medical robotic system that includes our fiber optical shape sensing and localization technology. The foregoing deferred and potential payments are subject to set off against any liabilities we may have to Intuitive for any breach of our representations or obligations under the Asset Purchase Agreement.

The Asset Purchase Agreement contains representations and warranties, covenants and indemnification provisions common to transactions of this nature, except that our indemnification obligations are only limited in time until no further payments are due from Intuitive. Any disputes between the parties will be handled by mediation and arbitration in Chicago, Illinois. All of the transfers of technology contemplated in the Transaction have been made subject to our existing licenses and related obligations to Hansen and Philips.

Also, in connection with the Transaction, we and Intuitive entered into a License Agreement of the same date under which we received a license back to all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. The license back to us outside the medical field is exclusive to us except that Intuitive retained certain non-sublicensable rights for itself. This license back to us is revocable if we were, after notice and certain time periods, (i) to challenge the validity or enforceability of the transferred patents and patent applications, (ii) to commercialize our fiber optical shape sensing and localization technology in the field of medicine (except to perform on a development and supply project for Hansen), (iii) to violate our obligations related to our ability to sublicense in the field of medicine or (iv) to violate our confidentiality obligations in a manner that advantages a competitor in the field of medicine and not cure such violation. As a part of the Transaction, we retained assets and rights necessary to perform on our development and supply project for Hansen if that project is re-started.
Also, as a part of the Transaction, for a period of 15 years after closing, we agreed to exit and not develop or commercialize our fiber optical shape sensing and localization technology in the field of medicine (except for Hansen as described above). For a period of 10 years after closing, Intuitive has agreed not to use any of the assets being acquired in the Transaction, including the key employees being hired, to compete with us outside the field of medicine for shape, strain and/or temperature sensing in the aerospace, automotive, and energy markets and for strain sensing in the civil structural monitoring and composite material markets.
Prior Agreement with Intuitive

Prior to our recent sale of our shape sensing assets related to medical applications to Intuitive, we were party to an intellectual property licensing, development and supply agreement with Intuitve, which we originally entered into in June 2007. Under this multi-year agreement, we were to develop and supply a fiber optic-based shape sensing and position tracking system for integration into Intuitive’s future products.
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
In January 2010, in connection with our settlement with Hansen, and related emergence from Chapter 11 bankruptcy, we amended our agreement with Intuitive in order to make it consistent with our January 2010 license agreement with Hansen and to make certain other changes to provide, among other things, additional development of enhancements to the Intuitive product platform. The amendment also provided that Intuitive could request us to perform additional development work for a period of 10 years ending January 2020 and that this additional development work, if requested, would be paid by Intuitive on a time and materials basis. Under the amendment, Intuitive received a limited credit against a future portion of this development work and against the transfer pricing for the shape-sensing products supplied by us to Intuitive. The amendment also eliminated certain future fees that would have otherwise been payable by Intuitive and also eliminated all of Intuitive’s future minimum purchase requirements. Intuitive continued to be obligated to purchase its reasonable commercial requirements of the shape-sensing products from us, subject to Intuitive’s right to purchase optical fiber or sensors from other suppliers. The amendment also provided that the exclusive license granted by us to Intuitive in the medical robotics field was modified to allow for the co-exclusive license granted to Intuitive and Hansen and any restrictions or prohibitions on us to develop and manufacture products for Hansen were eliminated.

The agreement was further amended to provide for the development work to be conducted in 2010 and provide a budget for this work. The agreement was amended again in respect of development work to be conducted in 2011, setting certain milestones for us to achieve during 2011, establishing the amounts to be paid by Intuitive to us for this development work and providing that, if we successfully completed the milestones by a certain date, any remaining credit in favor of Intuitive would be eliminated. The agreement was amended again in respect of development work to be conducted in 2012, similarly setting certain milestones to be achieved by us during 2012, establishing the amounts to be paid by Intuitive to us for this development work and confirming that no further credit remained. In June 2013, we again amended our agreement with Intuitive, to cover development work during the period of 2013 through 2015. This amendment established certain milestones for us to achieve during this period, as well as the amounts to be paid by Intuitive for development work during this period.
As amended, the term of our agreement with Intuitive extended to January 2020 and was terminable by either party for cause upon notice and opportunity to cure.
As part of our agreement with Intuitive, we granted Intuitive a co-exclusive (with Hansen), royalty-free, fully paid, perpetual and irrevocable license to our fiber optic shape sensing/localization technology within the medical robotics field. The license can only be sublicensed by Intuitive in connection with Intuitive products and Intuitive and Hansen have the right to enforce the licensed intellectual property within the medical robotics field. Because of the nature of this perpetual license, the license does not provide for a term or termination provisions. Intuitive has granted to us a perpetual, royalty-free license to any intellectual property solely or jointly invented by Intuitive on our development project for all fields outside of medical robotics, which is exclusive to the extent of any patents and patent applications included in such intellectual property.
Although after our sale of assets to Intuitive we no longer have a development and supply relationship with Intuitive and Intuitive no longer has any payment obligations to us, this agreement remains in place.
Philips Healthcare
In 2012, we entered into a development agreement with Philips . Under the development agreement, we conducted certain development work during 2012 in cooperation with Philips on a project to advance our fiber-optic shape sensing technology towards commercialization in the non-robotic medical field. We amended this development agreement to provide for certain development work to be performed in 2013. Under the development agreement, Philips agreed to pay us monthly on a time and materials basis, less a specified holdback amount, in accordance with corresponding milestones and estimated resource requirements. In addition, under the development agreement, Philips purchased specified prototype systems from us. The term of this development agreement continued until December 31, 2013. The agreement expired on December 31, 2013 and was not renewed. In light of the sale of our shape sensing assets related in the medical field to Intuitive, we will no longer conduct any more work for Philips.

Virginia Tech
Our nanomaterials activity is focused on Trimetasphere® materials. The Trimetasphere® nanomaterial is a carbon sphere with three metal atoms and a nitrogen atom enclosed. We have obtained an exclusive license from VTIP to commercialize Trimetasphere nanomaterials under two U.S. patents for all fields of human endeavor. The term of this license ends upon the last expiration date of the underlying patents, which is December 2022. The license provides for certain royalties to be paid as a percentage of our net sales, certain percentages of amounts received from any of our sublicensees and certain milestone payments based on product development phases. We paid VTIP a total of approximately $3,000 in royalties in respect of 2012 and 2011 under the license. We reimburse VTIP for patent costs incurred under the license. VTIP may terminate the license for cause. We may terminate the license at any time for any reason on 60 days notice.
We primarily utilize the VTIP license in our ongoing research into the potential use of Trimetaspheres to improve the safety of contrast agents commonly utilized in magnetic resonance imaging (“MRI”) procedures. We believe that contrast agents utilizing our Trimetasphere nanomaterials may be able to provide a higher image contrast than existing contrast agents but with a lower risk of toxicity. Medical contrast agents for human use, such as our Trimetasphere nanomaterials, must be approved by the FDA or similar foreign regulatory agencies before they can be marketed, which we do not expect to occur for at least several years, if at all. As described below under “Government Regulation,” this approval process can involve significant time and expense and may delay or prevent our products from reaching the market.
Coherent
In December 2006, we entered into an asset transfer and license agreement with Coherent. Under the agreement, we acquired the rights to manufacture Coherent’s “Iolon” brand of swept tunable lasers as well as certain manufacturing equipment and inventory previously used by Coherent to manufacture the lasers. We continue to enhance, produce, and market these lasers under our “Phoenix” brand. Under this agreement, Coherent granted non-exclusive licenses to us for certain U.S. patents and other intellectual property rights owned or controlled by Coherent for making, having made, using, importing, selling and offering for sale the lasers. The term of this agreement is 10 years, but the patent licenses become fully paid and perpetual if we fulfill our royalty obligations during this 10-year period and the license to the other intellectual property rights is perpetual. These U.S. patents expire between 2020 and 2025. As consideration, we agreed to pay Coherent a total of $1.3 million over a period of two years and royalty payments on net sales of products sold by us that incorporate the lasers or that are manufactured using the intellectual property covered by the licenses. We paid Coherent a minimum royalty of $100,000 for 2011 and approximately $60,000 in royalties based on net sales for 2012. We also agreed to sell Coherent a limited number of lasers each year. The agreement is terminable by either party for cause after notice and an opportunity to cure.
The Phoenix laser is a miniaturized, external-cavity laser offering high performance in a compact footprint and is applicable to a range of fiber optic test and measurement, instrumentation, and sensing applications. These products employ frequency-tuned lasers to measure various aspects of the transmission properties of telecommunications fiber optic components and systems. Lasers are also used in fiber optic sensing applications such as distributed strain and temperature mapping, and distributed measurement of shape. We currently use these lasers within our ODiSI platform of products, our fiber optic shape sensing products and certain of our backscatter reflectometer products, and we also sell variations of the Phoenix laser as standalone products. Under our agreements related to our sale of assets to Intuitive, we have certain obligations to supply Intuitive with these lasers and Intuitive has certain rights to require us to transfer and assign this Coherent license to Intuitive, in which case Intuitive would be similarly required to supply us with lasers.
NASA
We have licensed, on a non-exclusive basis, certain patents from NASA under two license agreements. These patents concern the measurement of strain in optical fiber using Bragg gratings and Rayleigh scatter, and also the measurement of the properties of fiber-optic communications devices. Under the license agreements, we pay NASA certain royalties based on a percentage of net sales of products covered by the patents. We incur a royalty obligation to NASA based upon a specified percentage of the revenue earned on each product sold utilizing these patents subject to combined minimum royalties of $220,000 per year under the license agreements. The term of the license agreements continues until the expiration of the last licensed patent, which is September 2020. These license agreements may be terminated by us on 90 days notice. Either party may terminate the license agreements for cause upon certain conditions.

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
In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2013, we, including all of our divisions, had 138 full- and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated” or have the power to control us. In determining whether firms are affiliated, the SBA evaluates factors such as stock ownership and common management, but it ultimately may make its determination based on the totality of the circumstances. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. We understand that the SBA is in the process of performing a formal size determination in connection with some of our SBIR contracts. We cannot provide assurance that the SBA will interpret its regulations in our favor. Regardless of the outcome of the SBA’s pending determination, if we grow larger, and if our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found below in “Risk Factors.”
FDA Regulation of Products
Some of the potential products that we are developing may be subject to regulation under the Food, Drug, and Cosmetic (FDC) Act. In particular, any Trimetasphere® nanomaterial-based MRI contrast agent would be considered a drug, and our ultrasound diagnostic devices for measuring certain medical conditions will be considered medical devices, under the FDC Act. Both the statutes and regulations promulgated under the FDC Act govern, among other things, the testing, manufacturing, safety efficacy, labeling, storage, record keeping, advertising and other promotional practices involving the regulation of drug and devices. Compliance with the FDC Act may add time and expense to product development, and there can be no assurance that any of our products will be successfully developed and approved for marketing by the FDA.
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
Employees
As of December 31, 2013, we had approximately 138 total employees of whom approximately 126 were full-time employees, and 42 of whom held advanced degrees, including approximately 29 Ph.D. degrees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
Backlog
We have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our backlog was $8.7 million at December 31, 2013 of which substantially all was from our Technology Development segment. The approximate value of our backlog was $13.6 million at December 31, 2012, of which substantially all was from our Technology Development segment, including $3.3 million from our SCC group.
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Unfunded backlog was $1.0 million as of December 31, 2013 and $0.8 million as of December 31, 2012. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.
Research, Development and Engineering
We incur research, development and engineering expenses that are not related to our contract performance. These expenses were $2.3 million, $2.5 million and $2.7 million for the years ended December 31, 2011, 2012 and 2013, respectively. In addition, during these years, we spent $14.7 million, $12.3 million and $10.7 million, respectively, on customer-sponsored research activities, which amounts are reimbursed as part of our performance of customer contracts.
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

ITEM 1A.    ITEM 1A.
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
Pursuant to an Investor Rights Agreement, we recently filed a Form S-3 registration statement registering the potential resale of an aggregate of up to approximately 6.3 million shares of our common stock by our then two largest stockholders, Carilion and Dr. Kent Murphy . This registration statement has been declared effective by the Securities and Exchange Commission, and Dr. Murphy has sold substantially all of his approximately 2.8 million shares included in the registration statement. As of the date of this report, Carilion continues to hold its approximately 3.5 million shares covered by the registration statement (including approximately 1.3 million shares issuable to Carilion upon conversion of shares of Series A Convertible Preferred Stock Carilion holds). Because the registration statement is effective, these shares may be sold freely in the public market. Any sales of these shares, or the perception that future sales of shares by Carilion these or any of our other significant stockholders may occur, may have a material adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with NASDAQ’s continuing listing standards in respect of our minimum stock price, as further described below.
Our technology is subject to a license from Intuitive, which is revocable in certain circumstances. Without this license, we cannot continue to market, manufacture or sell our fiber-optic products.
As a part of the sale of our assets to Intuitive, we entered into a license agreement with Intuitive pursuant to which we received rights to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. This license back to us is revocable if after notice and certain time periods, we were to (i) challenge the validity or enforceability of the transferred patents and patent applications, (ii) commercialize our fiber optical shape sensing and localization technology in the field of medicine (except to perform on a development and supply project for Hansen), (iii) violate our obligations related our its ability to sublicense in the field of medicine or (iv) violate our confidentiality obligations in a manner that advantages a competitor in the field of medicine and not cure such violation. Maintaining this license is necessary for us to conduct our fiber-optic products business, both for our telecom products and our ODiSI sensing products. If this license were to be revoked by Intuitive, we would no longer be able to market, manufacture or sell these products which would severely limit our ability to continue operations.
Our narrowed scope and focus may make it more difficult for us to achieve or maintain operating profitability.
Through the recent sales of SCC to Mac-B and of our fiber optic shape sensing technology to Intuitive, we have reduced our overall size and narrowed our focus to one key growth objective: to become the leading provider of fiber optic sensing systems and standard test methods for composite materials. There can be no guarantee that we will be successful in pursuing this objective. Although we anticipate realizing cost savings as a result of the sale of assets to Mac-B and Intuitive, we will continue to incur significant operating expenses associated with our public company infrastructure. Accordingly, we will need to significantly increase the revenue we generate from our remaining operations in order to achieve or maintain operating profitability, and there can be no guarantee that we will be able to do so.
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
In order to be eligible for SBIR contracts and grants, under current SBA rules we must be more than 50% owned and controlled by individuals who are U.S. citizens or permanent resident aliens, and/or other small business concerns (each of which is more than 50% owned and controlled by individuals who are U.S. citizens or permanent resident aliens) or certain qualified investment companies. In the event our institutional ownership significantly increases, either because of increased buying by institutions or selling by individuals, including any sales of securities by Dr. Kent Murphy under the Form S-3 registration statement described above, we could lose eligibility for new SBIR contracts and grants.
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2013, we had approximately 138 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic, or Carilion, is our largest institutional stockholder. The SBA has, since early 2011, been in the process of performing a formal size determination that focused on whether or not Carilion is or was our affiliate. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.

Moreover, if we grow our business, it is foreseeable that we will eventually exceed the SBIR size limitations, in which case we may be required to seek alternative sources of revenues or capital.
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
Technology development revenue, which consists primarily of government-funded research, accounted for approximately 54%, 57% and 52% of our consolidated total revenues for the years ended December 31, 2011, 2012 and 2013, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
Our contract research customer base includes government agencies, corporations and academic institutions. Our customers are not obligated to extend their agreements with us and may elect not to do so. Also, our customers’ priorities regarding funding for certain projects may change and funding resources may no longer be available at previous levels.

In addition, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act, which is split equally between defense and non-defense programs, went into effect on March 1, 2013. The appropriate resolution reflecting a budget deal for fiscal years 2014 and 2015 reduces but does not eliminate these sequestration cuts. Any spending cuts required by “sequestration” could have a material adverse effect on our technology development revenue and, consequently, our results of operations. While the exact manner in which this “sequestration” may impact our business remains unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
In addition to contract cancellations and changes in agency budgets, our future financial results may be adversely affected by curtailment of or restrictions on the U.S. government’s use of contract research providers, including curtailment due to government budget reductions and related fiscal matters or any legislation or resolution limiting the number or amount of awards we may receive. These or other factors could cause U.S. defense and other federal agencies to conduct research internally rather than through commercial research organizations or direct awards to other organizations, to reduce their overall contract research requirements or to exercise their rights to terminate contracts. Alternatively, the U.S. government may discontinue the SBIR program or its funding altogether. Also, SBIR regulations permit increased competition for SBIR awards from companies that may not have previously been eligible, such as those backed by venture capital operating companies, hedge funds and private equity firms. Any of these developments could limit our ability to obtain new contract awards and adversely affect our revenues, cash flows and ability to fund our growth.
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
There was a rapid softening of the economy and tightening of the financial markets in 2008 and 2009. This slowing of the economy has reduced the financial capacity of some of our customers and, to the extent that such economic conditions continue in certain industries, it could continue to affect our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy in 2014 and beyond remains uncertain, and until there is a sustained economic recovery our revenues and results of operations could be negatively impacted.
We have a history of losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses and may never achieve or maintain profitability or positive cash flow.
We realized a consolidated net loss from continuing operations of $4.1 million for the year ended December 31, 2013 and net loss attributable to common stockholders of $1.5 million, $1.5 million and $0.9 million for each of the years ended December 31, 2011, 2012 and 2013, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
A security breach or other significant disruption involving these types of information and IT networks and related systems could disrupt the proper functioning of these networks and systems and therefore our operations, compromise our confidential information and trade secrets, or damage our reputation among our customers and the public generally. Any of these developments could have a negative impact on our results of operations, financial condition and cash flows.

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
Our facilities and current and proposed activities involve the use of a broad range of materials that are considered hazardous under applicable laws and regulations. Accordingly, we are subject to a number of foreign, federal, state and local laws and regulations relating to health and safety, protection of the environment and the storage, use, disposal of, and exposure to, hazardous materials and wastes. We could incur costs, fines and civil and criminal penalties, personal injury and third party property damage claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental, health and safety laws. Moreover, a failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could prevent us from conducting our business. Liability under environmental laws can be joint and several and without regard to fault. There can be no assurance that violations of environmental and health and safety laws will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. Accordingly, violations of present and future environmental laws could restrict our ability to expand facilities, pursue certain technologies, and could require us to acquire costly equipment or incur potentially significant costs to comply with environmental regulations.
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
Our patent position is highly uncertain and involves complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;.

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents;

•	patents may issue to third parties that cover how we might practice our technology;

•
our issued patents and issued patents of our licensors may not provide a basis for commercially viable technologies, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and

•	we may not develop additional proprietary technologies that are patentable
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
Various U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in our technology areas. Such third parties may claim that we infringe their patents. Because patent applications can take several years to result in a patent issuance, there may be currently pending applications, unknown to us, which may later result in issued patents that our technologies may infringe. For example, we are aware of competitors with patents in technology areas applicable to our optical test equipment products. Such competitors may allege that we infringe these patents. There could also be existing patents of which we are not aware that our technologies may inadvertently infringe. We have from time to time, and may in the future, be contacted by third parties, including patent assertion entities or intellectual property advisors, about licensing opportunities that also contain claims that we are infringing on third party patent rights. If third parties assert these claims against us we could incur extremely substantial costs and diversion of management resources in defending these claims, and the defense of these claims could have a material adverse effect on our business, financial condition and results of operations. Even if we believe we have not infringed on a third party’s patent rights, we may have to settle a claim on unfavorable terms because we cannot afford to litigate the claim. In addition, if third parties assert claims against us and we are unsuccessful in defending against these claims, these third parties may be awarded substantial damages as well as injunctive or other equitable relief against us, which could effectively block our ability to make, use, sell, distribute or market our products and services in the United States or abroad.
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
The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $5.00 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

•	sales of our common stock by our significant stockholders, or the perception that such sales may occur, including sales pursuant to the Form S-3 registration statement described above;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or by our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	pending or threatened litigation;

•	any major change in our board of directors or management or any competing proxy solicitations for director nominees;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors;

•	a lack of, limited or negative industry or securities analyst coverage;

•	discussions of our company or our stock price by the financial and scientific press and online investor communities such as chat rooms; and

•	general developments in our industry.
In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These factors may materially and adversely affect the market price of our common stock.
If our internal control over financial reporting is found not to be effective or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, and our stock price may be adversely affected.
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
Our common stock trades on The NASDAQ Capital Market. The following table sets forth the high and low sales prices of our common stock for each period indicated as reported by NASDAQ.

	2012		2013
Fiscal Period	High	Low	High	Low
First Quarter	$1.98	$1.20	$1.40	$1.09
Second Quarter	$1.80	$1.23	$1.35	$1.09
Third Quarter	$1.95	$1.31	$2.40	$1.13
Fourth Quarter	$1.92	$1.12	$1.80	$1.15
We have a single class of common stock outstanding. As of March 13, 2014, there were approximately 84 stockholders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the NASDAQ Global Market until being transferred to the NASDAQ Capital Market in 2009, as compared to the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price on January 1, 2009, and an equivalent amount in the NASDAQ Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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

ITEM 6.    SELECTED FINANCIAL DATA
The consolidated statement of operations data for each of the three years in the period ended December 31, 2013 and the consolidated balance sheet data as of December 31, 2012 and 2013 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2009 and 2010 and the consolidated balance sheet data as of December 31, 2009, 2010 and 2011 have been derived from our audited consolidated financial statements that do not appear in this report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements, and the historical results are not necessarily indicative of the results to be expected in any future period.

In thousands, except share and per share data	2009 (a)	2010	2011	2012	2013
Consolidated Statement of Operations Data:
Revenues:
Technology development revenues	$16,160	$14,365	$15,586	$15,127	$11,422
Products and Licensing revenues	9,374	12,133	13,196	11,251	10,624
Total revenues	25,534	26,498	28,782	26,378	22,046
Cost of revenues:
Technology development costs	11,212	10,454	11,483	10,749	8,882
Products and Licensing costs	4,784	5,787	6,590	5,242	5,183
Total cost of revenues	15,996	16,241	18,073	15,991	14,065
Gross profit	9,538	10,257	10,709	10,387	7,981
Operating expense	29,881	14,425	13,557	12,762	13,692
Operating loss	(20,343)	(4,168)	(2,848)	(2,375)	(5,711)
Other income, net	1	77	228	108	347
Interest income, net	(504)	(474)	(388)	(312)	(208)
Loss from continuing operations before reorganization items and income tax	(20,846)	(4,565)	(3,008)	(2,579)	(5,571)
Reorganization Costs	1,898	174	—	—	—
Loss from continuing operations before income tax	(22,744)	(4,739)	(3,008)	(2,579)	(5,571)
Income tax benefit	(500)	(478)	(479)	(441)	(1,454)
Loss from continuing operations, net	(22,244)	(4,261)	(2,529)	(2,138)	(4,117)
Income from discontinued operations, net of income taxes	1,799	1,641	1,137	755	3,314
Net loss	(20,445)	(2,620)	(1,392)	(1,383)	(803)
Preferred stock dividend	—	361	127	120	102
Net loss attributable to common stockholders	$(20,445)	$(2,981)	$(1,519)	$(1,504)	$(905)
Net loss per share from continuing operations:
Basic	$(1.98)	$(0.33)	$(0.19)	$(0.15)	$(0.29)
Diluted	$(1.98)	$(0.33)	$(0.19)	$(0.15)	$(0.29)
Net income per share from discontinued operations:
Basic	$0.16	$0.13	$0.08	$0.05	$0.23
Diluted	$0.15	$0.10	$0.07	$0.05	$0.20
Net loss per share attributable to common stockholders:
Basic	$(1.82)	$(0.23)	$(0.11)	$(0.11)	$(0.06)
Diluted	$(1.82)	$(0.23)	$(0.11)	$(0.11)	$(0.06)
Weighted-average number of shares used in per share calculations:
Basic	11,232,716	13,009,326	13,647,555	13,930,267	14,336,135
Diluted	12,244,403	15,777,195	15,876,471	16,312,048	16,621,927

	2009	2010	2011	2012	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,229	$7,217	$8,939	$6,340	$7,779
Working capital	16,529	8,055	10,928	10,509	10,106
Total assets	21,758	22,876	22,919	20,458	19,704
Total current liabilities	5,556	10,648	8,407	6,932	7,206
Total debt	5,000	6,307	5,250	3,625	2,125
________________________

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
Business Overview
We develop, manufacture and market fiber optic sensing and test & measurement products focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications, and defense industries. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advance materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and government-funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
Our corporate growth strategy is focused on becoming the leading provider of fiber optic strain & temperature sensing solutions and standard test methods for composite, as well as non-composite materials, structures and systems.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic sensing, as well as test and measurement products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 46%, 43% and 48% of our total revenues for the years ended December 31, 2011, 2012 and 2013, respectively. A breakdown of our operating income (loss) by segment, as well as our total assets by segment, is provided in footnote 13 to our consolidated financial statements included in this report.
Our Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Technology Development segment comprised approximately 54%, 57% and 52% of our total revenues for the years ended December 31, 2011, 2012 and 2013, respectively. Prior to our sale of SCC to Mac-B, SCC provided innovative solutions designed to secure critical technologies within the U.S. government. SCC conducted applied research and provided services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. Following the sale of SCC, our Technology Development segment predominantly performs applied research in the areas of sensing and materials. Most of the government funding for our Technology Development segment excluding SCC is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA.
We generate revenues through technology development services provided under contractual arrangements, product sales, product development under contractual relationships and license fees. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues decreased from $15.6 million in 2011 to $15.1 million in 2012 and further to $11.4 million in 2013. The decrease from 2012 to 2013 was caused primarily by a decrease in our optical systems group due to the completion of certain large contracts during 2012 that were not renewed or replaced in 2013.
Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $8.7 million at December 31, 2013 and $10.3 million at December 31, 2012, excluding $3.3 million of backlog related to SCC as of December 31, 2012.

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
We incurred net losses attributable to common stockholders of approximately $1.5 million, $1.5 million and $0.9 million for the years ended December 31, 2011, 2012 and 2013, respectively.
We expect to continue to incur increasing expenses as we seek to expand our business, including expenses for research and development, sales and marketing and manufacturing capabilities. We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial.
In recent years, economic conditions around the world deteriorated, and the outlook for 2014 and beyond remains uncertain. This slowing of the economy, both in the United States and globally, reduced the financial capacities of some of our customers and potential customers, thereby slowing spending on the products and services we provide. Furthermore, reductions in government spending may impact the availability of new program awards in 2014. For example, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending (“sequestration”). Automatic across-the-board cuts required by sequestration could have a material adverse effect on our technology development revenue and, consequently, our results of operations. While the exact manner in which sequestration will impact our business is unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
On January 21, 2014, we sold our assets associated with the development of fiber optic shape sensing and localization for the medical field to affiliates of Intuitive, for total cash consideration of up to $30 million, including $6 million received at closing, $6 million to be received in April 2014 and up to $18 million that we may receive in the future based on the achievement of certain technical milestones and royalties on system sales if any. Our revenues recognized related to fiber optic shape sensing in medical applications were $3.8 million, $3.3 million and $2.7 million for the years ended December 31, 2011, 2012, and $2013, respectively.
Our sales of SCC in 2013 and our medical shape sensing business, in 2014 are expected to result in lower revenues until we can increase revenues significantly, primarily from product sales. As a result, we may incur greater net losses than we have in prior years.

Description of Our Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our technology development revenues represented approximately 54%, 57% and 52% of our total revenues for the years ended December 31, 2011, 2012 and 2013, respectively.
Our products and licensing revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented approximately 46%, 43% and 48% of our total revenues for the years ended December 31, 2011, 2012 and 2013, respectively. Within product and licensing revenues, revenues from our medical shape sensing business, sold to Intuitive in January 2014, represented approximately $3.8 million, $3.3 million and $2.7 million, respectively, for the years ended December 31, 2011, 2012 and 2013.

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
Interest Expense, net
In February 2010, we entered into a new line of credit facility with Silicon Valley Bank, or SVB, with a borrowing capacity of $5.0 million. In May 2011, we entered into a loan modification agreement with SVB under which we repaid the outstanding balance under the prior line of credit and obtained a term loan in the amount of $6.0 million, along with a new $1.0 million line of credit. In May 2012, we entered into another loan modification agreement with SVB under which we extended the maturity date of the line of credit to May 2014 and adjusted certain covenants. On March 21, 2013, we entered into another loan modification agreement with SVB under which we replaced the previous financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million. At December 31, 2013, we had $2.1 million outstanding on the term loan and no amounts outstanding on the line of credit. Effective on January 21, 2014, this minimum cash balance covenant was modified to reduce the required minimum balance to $3.5 million.

During the years 2011, 2012 and 2013, interest expense included interest accrued on our outstanding bank credit facilities, and interest incurred with respect to our capital lease obligations. During 2011, interest expense also included interest incurred with respect to amounts owed to Hansen Medical under a promissory note, until such amounts were paid in full in May 2011.
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
Products and Licensing Revenues
We recognize revenue relating to our product sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability of the resulting receivable is reasonably assured. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single unit of accounting and recognize revenue accordingly. We evaluate product sales that are a part of multiple-element revenue arrangements to determine whether separate units of accounting exist, and we follow appropriate revenue recognition policies for each separate unit. For multi-element arrangements we allocate revenue to all significant deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of selling price or TPE, and (iii) best estimate of the selling price, or ESP. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. Our product sales often include bundled products, options and services and therefore VSOE is not readily determinable. In addition, we believe that because of unique features of our products, TPE also is not available. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.
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
Long-lived and Intangible Assets
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Results of Operations
The following table shows information derived from our consolidated statements of operations expressed as a percentage of total revenues for the periods presented.

	Year ended December 31,
	2011	2012	2013
Revenues:
Technology development revenues	54.2%	57.3%	51.8%
Product and licensing revenues	45.8	42.7	48.2
Total revenues	100.0	100.0	100.0
Cost of Revenues:
Technology development costs	39.9	40.8	40.3
Product and licensing costs	22.9	19.9	23.5
Total cost of revenues	62.8	60.7	63.8
Gross Profit	37.2	39.4	36.2
Operating Expense	47.1	48.4	62.1
Operating Loss	(9.9)	(9.0)	(25.9)
Total Other (Expense) Income, net	(0.6)	(0.8)	0.6
Loss from continuing operations before income taxes	(10.5)	(9.8)	(25.3)
Loss from continuing operations	(8.8)	(8.1)	(18.7)
Income from discontinued operations, net of income taxes	3.9	2.9	15.0
Net Loss	(4.9)	(5.2)	(3.7)
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues

	2013	2012	$ Difference	% Difference
Technology development revenues	$11,421,868	$15,126,834	$(3,704,966)	(24.5)%
Products and licensing revenues	10,624,350	11,250,717	(626,367)	(5.6)%
Total revenues	$22,046,218	$26,377,551	$(4,331,333)	(16.4)%
Our Technology Development segment revenue decreased $3.7 million from $15.1 million in the year ended December 31, 2012 to $11.4 million in the year ended December 31, 2013. This decrease was due primarily to a decline in revenues from our optical systems group of $3.2 million due to the completion of certain large contracts during the second half of 2012, which contracts were not renewed or replaced in 2013.
Our Products and Licensing segment revenue decreased from $11.3 million to $10.6 million, a decrease of 5.6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our Products and Licensing segment revenues decreased primarily due to a decrease of approximately $0.5 million in prototype medical shape sensing units sold in 2012 compared to 2013.

Cost of Revenues

	2013	2012	$ Difference	% Difference
Technology development costs	$8,882,071	$10,749,335	$(1,867,264)	(17.4)%
Products and licensing costs	5,182,633	5,242,043	(59,410)	(1.1)%
Total costs of revenues	$14,064,704	$15,991,378	$(1,926,674)	(12.0)%
Our Technology Development segment costs decreased to $8.9 million for the year ended December 31, 2013 from $10.7 million for the year ended December 31, 2012 a decrease of 17.4%. The decrease primarily reflects a $2.0 million decrease in costs, including direct labor, overhead, and subcontractor charges, associated with reduced contract work in our optical systems group for 2013 compared to 2012.
Our Products and Licensing segment costs were essentially unchanged at $5.2 million for each of the years ended December 31, 2013 and 2012.

Operating Expense

	2013	2012	$ Difference	% Difference
Selling general and administrative expense	$10,970,775	$10,249,444	$721,331	7.0%
Research, development, and engineering expense	2,721,229	2,512,840	208,389	8.3%
Total operating expense	$13,692,004	$12,762,284	$929,720	7.3%
Selling, general and administrative expenses increased by $0.7 million, or 7.0%, to $11.0 million for the year ended December 31, 2013, as compared to $10.2 million for the year ended December 31, 2012. This increase was due to costs recognized of $0.8 million in 2013 in connection with the sale of our shape sensing business in the medical field to Intuitive, which transaction was closed in January 2014.
Research, development, and engineering expenses increased $0.2 million, or 8.3%, from $2.5 million for 2012 to $2.7 million for 2013. This increase was partially attributable to a $0.2 million increase in engineering expenses in our products and licensing segment during the first three months ended March 31, 2013, during which our engineering resources were more heavily directed toward internal development programs rather than third-party funded product development activities.
Interest Expense and Other Income
Our net interest expense was approximately $208,000 for the year ended December 31, 2013 compared to approximately $312,000 for the year ended December 31, 2012. During 2012 and 2013, our primary outstanding borrowing was the term loan provided by SVB. The average monthly loan balance for the year ended December 31, 2013 was $2.9 million as compared to $4.4 million for the year ended December 31, 2012, resulting in a decrease in interest expense.
Other income was approximately $347,000 for the year ended December 31, 2013 and $108,000 for the year ended December 31, 2012. During the year ended December 31, 2013, we received approximately $48,000 from an insurance policy profit share and $265,000 in rent income from a sublease of office space. We also recognized additional income from the amortization of the discount we received on prepayment of the Hansen Note of approximately $38,000, which was fully amortized during the second quarter of 2013. Other income for 2012 was primarily due to the full year amortization of the Hansen Note of approximately $93,000.
Income Tax Expense (Benefit)
We recognized alternative minimum income taxes in the amounts of $14,071 and $21,417 for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, we have recognized in continuing operations an income tax benefit of $1,453,637, which is offset by the tax expense recognized on the gain on sale of the SCC business included in discontinued operations. For the year ended December 31, 2012, we recognized in continuing operations an income tax benefit of $440,758, which is offset by the tax expense recognized on the results of operations of the SCC business included in the discontinued operations.
Loss from Continuing Operations
As a result of the foregoing, including our $4.3 million decline in revenues and $0.9 million increase in operating expenses during the year ended December 31, 2013, compared to the prior year, we incurred a net loss from continuing operations of approximately $4.1 million, as compared to a net loss from continuing operations of $2.1 million for the year ended December 31, 2012.

Income from Discontinued Operations
For the year ended December 31, 2013, we recognized net income from discontinued operations of $3.3 million, compared to a net income from discontinued operations of $0.8 million for the year ended December 31, 2012. For 2013, this income consisted of a $3.4 million gain realized on the sale of our SCC business, net of income taxes, which occurred during the first quarter of 2013, partially offset by an operating loss of $0.1 million from the SCC business for the two months prior to the sale on March 1, 2013. The decrease in operating income of the SCC business in 2013 was primarily a result of a significant decline in revenue within our SCC business as a result of a decrease in revenue from one government contract.
Preferred Stock Dividend

In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carries an annual cumulative dividend of 6%, or approximately $0.2815 per share. During 2013 and 2012, we accrued approximately $102,000 and $120,000, respectively, for the dividends payable to Carilion. The dividends are not payable in cash, but rather in shares of our Common Stock, until liquidation event occurs. During each of 2013 and 2012, 79,292 shares of common stock became issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenues

	2012	2011	$ Difference	% Difference
Technology development revenues	$15,126,834	$15,586,123	$(459,289)	(2.9)%
Products and licensing revenues	11,250,717	13,195,822	(1,945,105)	(14.7)%
Total revenues	$26,377,551	$28,781,945	$(2,404,394)	(8.4)%
Our Technology Development segment revenue decreased $0.5 million from $15.6 million in the year ended December 31, 2011 to $15.1 million in the year ended December 31, 2012. Revenues in our materials groups were $6.5 million for 2012 as compared to $7.1 million for 2011. The decrease of $0.6 million was due primarily to lower contract awards within our Nanotechnology group. Revenues in our biomedical group decreased to $1.5 million, a decrease of $0.4 million from $1.9 million in 2011. This decrease is due primarily to a large contract ending mid-year and a program delay due to subcontractor relocation. These decreases were partially offset by an increase in revenues in our sensing groups, which generated $7.1 million in revenue for 2012, compared to $6.4 million for 2011. This increase of $0.7 million was due to an increase in funding in 2012 of one of our larger phase II contracts.
Our Products and Licensing segment revenue decreased from $13.2 million in the year ended December 31, 2011 to $11.3 million in the year ended December 31, 2012, a decrease of $1.9 million. Within our Products and Licensing segment, product sales revenue decreased by 7.4% to $8.7 million during the year ended December 31, 2012 as compared to $9.4 million for 2011. We experienced an increase of $2.2 million in sales of our sensing products, primarily our ODiSI product, which was offset by a decrease in our telecom industry sales products of $3.1 million, primarily our OBR and OVA products. Our product development revenue also decreased to $2.6 million for the year ended December 31, 2012 as compared to $3.6 million for 2011, a decrease of $1.0 million. This decrease was due to the decreased level of work performed under our development agreements for shape sensing in medical applications.
Cost of Revenues

	2012	2011	$ Difference	% Difference
Technology development costs	$10,749,335	$11,482,856	$(733,521)	(6.4)%
Products and licensing costs	5,242,043	6,589,943	(1,347,900)	(20.5)%
Total costs of revenues	$15,991,378	$18,072,799	$(2,081,421)	(11.5)%
Our Technology Development segment costs decreased to $10.7 million for the year ended December 31, 2012 from $11.5 million in the year ended December 31, 2011. Within the Technology Development segment, our materials groups saw a decline in their cost of revenues from $5.5 million for 2011 to $4.8 million for 2012, a decline of $0.7 million, due to a decrease in direct labor and overhead. Cost of revenues in our sensing groups increased from $4.6 million for 2011 to $5.0 million for 2012, an increase of $0.4 million, with all areas of direct costs in our sensing groups showing increases, commensurate with their increases in revenue.
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
Operating Expense

	2012	2011	$ Difference	% Difference
Selling, general and administrative expense	$10,249,444	$11,283,139	$(1,033,695)	(9.2)%
Research, development, and engineering expense	2,512,840	2,273,886	238,954	10.5%
Total operating expense	$12,762,284	$13,557,025	$(794,741)	(5.9)%
Selling, general and administrative expenses decreased by $1.0 million, or 9.2%, to $10.2 million for 2012, as compared to $11.3 million for 2011. This decrease is due primarily to a decrease in incentive compensation of $0.4 million in 2012 and a decrease of $0.3 million in stock-based compensation expense.
Research, development, and engineering expenses increased by $0.2 million, or 10.5%, to $2.5 million for 2012, as compared to $2.3 million for 2011. This increase is due primarily to increased headcount in our engineering team for fiber optic products.
Interest Expense and Other Income
Our net interest expense was approximately $312,000 for the year ended December 31, 2012 compared to approximately $388,000 for the year ended December 31, 2011. During the year ended December 31, 2012 our primary outstanding borrowing was the term loan provided by SVB. During the year ended December 31, 2011 we maintained a $2.5 million balance on our line of credit until May 2011, at which time we refinanced both the line of credit and the remaining balance under the Hansen Note with a $6.0 million term loan also provided by SVB. Interest expense incurred in 2011 included approximately $267,000 associated with our SVB debt facility and approximately $97,000 associated with the Hansen Note. The average principal balance on outstanding borrowings was $4.4 million and $4.5 million for the years ended 2012 and 2011, respectively.
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
Income Tax Expense
We paid alternative minimum income taxes in the amount of $21,417 and $10,307 for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, we recognized in continuing operations an income tax benefit of $440,758 and $478,940, respectively, which were offset by the tax expense recognized on the results of operations of the SCC business included in the discontinued operations for each of those years.
Preferred Stock Dividend
During 2012 and 2011, we accrued approximately $120,000 and $127,000, respectively, for the dividends payable to Carilion. During each of 2012 and 2011, 79,292 shares of common stock became issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity.

Liquidity and Capital Resources
At December 31, 2013, our total cash and cash equivalents were approximately $7.8 million. The sale of SCC on March 1, 2013 significantly increased our cash and cash equivalents by providing us with net proceeds of approximately $5.2 million, after deducting transaction expenses paid by us. Included in the $5.2 million is $125,000, which was placed in escrow to be released in tranches over 18 months after closing, subject to certain events and dates and to any indemnification claims of Mac-B.
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
We may prepay amounts due under the term loan at any time with no penalties.
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
On March 21, 2013, the Credit Facilities were amended to replace the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million. Effective on January 21, 2014, in connection with our sale of assets to Intuitive, this covenant was modified to reduce the minimum cash balance to $3.5 million. As of the date of the filing of this report, we are in compliance with all covenants under the Credit Facilities.
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
The balance under the term loan at December 31, 2013 was $2,125,000, of which $625,000 was classified as long-term and $1,500,000 was classified as short-term. No amounts were outstanding under the line of credit at December 31, 2013.
In January 2014, we completed a sale of certain assets to Intuitive. Under the terms of the sale agreement we have received $6.0 million in January 2014 and expect to receive an additional $6.0 million in April of 2014.
We believe that our current cash balance, together with our cash flow from operations, the expected payments from Intuitive in 2014 and the funds available to us under the Credit Facilities with SVB, will provide adequate liquidity for us to meet our working capital needs during the remainder of 2014.
Discussion of Cash Flows

	Twelve months ended
	2011	2012	2013
Net cash provided by/(used in) operating activities	$3,088,264	$(396,768)	$(1,787,292)
Net cash (used in)/provided by investing activities	(675,517)	(595,927)	4,670,448
Net cash used in by financing activities	(690,200)	(1,605,971)	(1,445,076)
Net increase/(decrease) in cash	$1,722,547	$(2,598,666)	$1,438,080
During 2013, operations used $1.8 million of net cash, as compared to 2012, when operations used $0.4 million of net cash, and 2011 in which operations provided $3.1 million of net cash. In 2013, our net loss of $0.8 million included a benefit of an after-tax gain on the sale of SCC of $3.3 million and a tax benefit of $1.5 million. Absent the effects of that gain and the tax benefit, our pre-tax loss from continuing operations was $5.6 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.9 million, share-based compensation of $1.2 million and allowance for doubtful accounts of $0.1 million all of which are non-cash items that do not impact cash flow for the period. Additionally, changes in working capital provided net cash inflow of $1.7 million, principally due to a decrease of $1.5 million in accounts receivable.
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
Cash used in or provided by investing activities relates to the purchase of property and equipment as well as capitalized costs associated with securing intellectual property rights and, in 2013, the sale of SCC. Our overall cash provided by investing activities was $4.7 million in 2013, consisting of a cash inflow $5.1 million from the sale of SCC in March of 2013 and the cash outflow of $0.2 million for the purchase of equipment, compared to $0.4 million and $0.3 million, respectively for 2012 and 2011, and we incurred $0.3 million in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform, compared to $0.2 million and $0.3 million in 2012 and 2011, respectively.

Cash used in financing activities for the year ended December 31, 2013 was $1.4 million compared to cash used in financing activities of $1.6 million in 2012 and cash used in financing activities of $0.7 million in 2011.
During 2013, we repaid $1.5 million to SVB for principal on our Term Loan. We also paid approximately $57,000 for leased equipment and received approximately $112,000 from the exercise of options and warrants.
During 2012, we repaid $1.6 million to SVB for principal on our Term Loan. We also paid approximately $50,000 for leased equipment and received approximately $90,000 from the exercise of options and warrants.
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

Summary of Contractual Obligations
The following table sets forth information concerning our known contractual obligations as of December 31, 2013 that are fixed and determinable.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$2,125,000	$1,500,000	$625,000	$—	$—
Operating facility leases (2)	2,434,894	1,014,131	1,109,023	311,740	—
Other leases (3)	176,924	66,617	102,601	7,706	—
Purchase order obligation (4)	1,405,026	1,180,682	224,344	—	—
City of Danville grant (5)	21,593	21,593	—	—	—
Other liabilities (6)	1,830,000	320,000	850,000	440,000	220,000
Total	$7,993,437	$4,103,023	$2,910,968	$759,446	$220,000
_________________________

(1)	Amounts due under our debt obligations to SVB are payable in monthly installments through May 2015.

(2)
We lease our facilities in Blacksburg, Charlottesville and Roanoke, Virginia under operating leases that as of December 31, 2013, were scheduled to expire between November 2014 and December 2018. On March 21, 2013, we amended the lease on our Roanoke office to reduce the square footage covered by the lease effective as of May 1, 2014 and extend the term of the lease through December 2018. Upon expiration of the leases, we may exercise certain renewal options as specified in the leases.

(3)
In February 2011 and August 2013 we executed $274,000 and $50,100 leases,respectively, for equipment for our offices in Roanoke, Blacksburg and Charlottesville, Virginia. These equipment leases expire in February 2016 and August 2018, respectively.

(4)
In the fourth quarter of 2013 our Luna Technologies subsidiary executed two non-cancelable purchase orders in the amounts of $0.9 million and $0.5 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in December of 2013. The amount set forth in the table above represents our remaining obligation as of December 31, 2013.

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
We are exposed to interest rate fluctuations as a result of our SVB debt facility having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which was in effect during both 2012 and 2013. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $2.1 million outstanding under the term loan as of December 31, 2013, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of approximately $14,000.
Foreign Currency Exchange Rate Risk
As of December 31, 2013, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Luna Innovations Incorporated
We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luna Innovations Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial consolidated statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
McLean, Virginia
April 10, 2014

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2013
Assets
Current assets;
Cash and cash equivalents	$6,340,461	$7,778,541
Accounts receivable, net	7,059,635	5,408,281
Inventory, net	3,336,916	3,346,177
Prepaid expenses	667,773	708,974
Other current assets	35,629	70,208
Total current assets	17,440,414	17,312,181
Property and equipment, net	2,426,638	2,060,709
Intangible assets, net	437,839	288,475
Other assets	152,877	42,710
Total assets	$20,457,768	$19,704,075
Liabilities and stockholders’ equity
Current Liabilities;
Current portion of long term debt obligation	1,500,000	1,500,000
Current portion of capital lease obligation	54,091	66,617
Accounts payable	1,797,571	1,401,764
Accrued compensation	1,648,064	2,205,612
Accrued liabilities	863,214	1,219,650
Accrued liabilities - other	235,897	121,323
Deferred credits	832,822	691,424
Total current liabilities	6,931,659	7,206,390
Long-term debt obligation	2,125,000	625,000
Long-term capital lease obligation	128,917	110,307
Total liabilities	9,185,576	7,941,697
Commitments and contingencies
Stockholders’ equity;
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at December 31, 2012 and 2013, respectively	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 14,009,280 and 14,527,335 shares issued and outstanding at December 31, 2012 and 2013, respectively	14,245	14,842
Additional paid-in capital	61,361,505	62,756,571
Accumulated deficit	(50,104,880)	(51,010,357)
Total stockholders’ equity	11,272,192	11,762,378
Total liabilities and stockholders’ equity	20,457,768	19,704,075

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2012	2013
Revenues:
Technology development revenues	$15,586,123	$15,126,834	$11,421,868
Products and licensing revenues	13,195,822	11,250,717	10,624,350
Total revenues	28,781,945	26,377,551	22,046,218
Cost of revenues:
Technology development costs	11,482,856	10,749,335	8,882,071
Products and licensing costs	6,589,943	5,242,043	5,182,633
Total cost of revenues	18,072,799	15,991,378	14,064,704
Gross profit	10,709,146	10,386,173	7,981,514
Operating expense:
Selling, general & administrative	11,283,139	10,249,444	10,970,775
Research, development, and engineering	2,273,886	2,512,840	2,721,229
Total operating expense	13,557,025	12,762,284	13,692,004
Operating loss	(2,847,879)	(2,376,111)	(5,710,490)
Other income (expense):
Other income, net	227,565	108,061	347,062
Interest (expense), net	(387,587)	(312,372)	(207,538)
Total other (expense) income	(160,022)	(204,311)	139,524
Loss from continuing operations before income taxes	(3,007,901)	(2,580,422)	(5,570,966)
Income tax benefit	(478,940)	(440,758)	(1,453,637)
Loss from continuing operations, net	(2,528,961)	(2,139,664)	(4,117,329)
Income from discontinued operations, net of income taxes	1,136,601	755,279	3,314,179
Net loss	(1,392,360)	(1,384,385)	(803,150)
Preferred stock dividend	127,462	119,754	102,327
Net loss attributable to common stockholders	$(1,519,822)	$(1,504,139)	$(905,477)
Net loss per share from continuing operations:
Basic	$(0.19)	$(0.15)	$(0.29)
Diluted	$(0.19)	$(0.15)	$(0.29)
Net income per share from discontinued operations:
Basic	$0.08	$0.05	$0.23
Diluted	$0.07	$0.05	$0.20
Net loss per share attributable to common stockholders:
Basic	$(0.11)	$(0.11)	$(0.06)
Diluted	$(0.11)	$(0.11)	$(0.06)
Weighted average shares:
Basic	13,647,555	13,930,267	14,336,135
Diluted	15,876,471	16,312,048	16,621,927

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$
January 1, 2011	1,321,514	1,322	13,449,345	$13,526	$56,681,756	$(47,080,919)	$9,615,685
Exercise of stock options and warrants	—	—	249,388	249	219,327	—	219,576
Stock-based compensation	—	—	51,648	52	2,163,238	—	2,163,290
Stock dividends (1)	—	—	—	80	127,382	(127,462)	—
Issuance of Common Stock, Other (2)	—	—	62,109	62	97,813	—	97,875
Net loss	—	—	—	—	—	(1,392,360)	(1,392,360)
Balance—December 31, 2011	1,321,514	1,322	13,812,490	13,969	59,289,516	(48,600,741)	10,704,066
Exercise of stock options and warrants	—	—	182,702	183	69,795	—	69,978
Stock-based compensation	—	—	—	—	1,862,533	—	1,862,533
Stock dividends (1)	—	—	—	79	119,675	(119,754)	—
Issuance of Common Stock, Other (2)	—	—	14,088	14	19,986	—	20,000
Net loss	—	—	—	—	—	(1,384,385)	(1,384,385)
Balance—December 31, 2012	1,321,514	1,322	14,009,280	14,245	61,361,505	(50,104,880)	11,272,192
Exercise of stock options and warrants	—	—	169,277	168	111,789	—	111,957
Stock-based compensation	—	—	337,500	338	1,166,041	—	1,166,379
Stock dividends (1)	—	—	—	80	102,247	(102,327)	—
Issuance of Common Stock, Other (2)	—	—	11,278	11	14,989	—	15,000
Net loss	—	—	—	—	—	(803,150)	(803,150)
Balance—December 31, 2013	1,321,514	$1,322	14,527,335	$14,842	$62,756,571	$(51,010,357)	$11,762,378

(1)	The stock dividends payable in connection with the Series A Convertible Preferred Stock are issuable upon the request of Carilion.

(2)	Fees paid to our board of directors by issuance of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2012	2013
Cash flows provided by/(used in) operating activities:
Net loss	$(1,392,360)	$(1,384,385)	$(803,150)
Adjustments to reconcile net loss to net cash provided/(used in) by operating activities:
Depreciation and amortization	1,462,511	1,092,027	935,477
Stock-based compensation	2,261,165	1,882,533	1,181,379
Gain on sale of discontinued operations, net of income taxes	—	—	(3,391,451)
Allowance for doubtful accounts or bad debt expense	—	—	134,811
Tax benefit from utilization of loss from current year operations	—	—	(1,507,791)
Changes in operating assets and liabilities:
Accounts receivable	1,711,539	(1,101,549)	1,533,827
Inventory	(224,173)	(10,482)	(9,261)
Other assets	(321,430)	478,919	(79,180)
Accounts payable and accrued expenses	(288,989)	(724,050)	396,352
Deferred credits	(119,999)	(629,781)	(178,305)
Net cash provided by/(used in) operating activities	3,088,264	(396,768)	(1,787,292)
Cash flows (used in)/provided by investing activities:
Acquisition of property and equipment	(327,704)	(371,390)	(186,956)
Intangible property costs	(347,813)	(224,537)	(253,451)
Proceeds from sale of discontinued operations, net of fees	—	—	5,110,855
Net cash (used in)/provided by investing activities	(675,517)	(595,927)	4,670,448
Cash flows provided by/(used in) financing activities:
Proceeds from debt obligations	6,000,000	—	—
Payments on debt obligations	(6,867,393)	(1,625,000)	(1,500,000)
Payments on capital lease obligation	(42,383)	(50,949)	(57,033)
Proceeds from the exercise of options and warrants	219,576	69,978	111,957
Net cash used in financing activities	(690,200)	(1,605,971)	(1,445,076)
Net change in cash	1,722,547	(2,598,666)	1,438,080
Cash and cash equivalents—beginning of period	7,216,580	8,939,127	6,340,461
Cash and cash equivalents—end of period	$8,939,127	$6,340,461	$7,778,541
Supplemental disclosure of cash flow information
Cash paid for interest	$239,521	$297,875	$178,646
Dividend on preferred stock, 79,292 shares of common stock issuable at each of December 31, 2011, 2012 and 2013	$127,462	$119,754	$102,327
Property and equipment financed by capital leases	$274,145	$—	$—
Cash paid for income taxes	$10,307	$21,618	$14,010

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
We develop, manufacture and market fiber optic sensing and test & measurement products focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise to perform applied research services on government-funded projects across a range of technologies and also for corporate customers in the fiber optic sensing area. We are organized into two business segments: our Technology Development segment and our Products and Licensing segment. Our Technology Development segment performs applied research principally on government-funded projects. Most of the government funding in our Technology Development segment is derived from the U.S. Government’s Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our Products and Licensing segment focuses on fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area to corporate and government customers. The Products and Licensing segment also includes healthcare products.
We have a history of net losses and negative cash flow from operations with the exception of 2011. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital markets transactions.
Since 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Additionally, during 2013 spending levels for certain government programs were subject to reduction. Our ability to access the capital markets is expected to be extremely limited. Economic and market conditions may not improve significantly during 2014 and could get worse.
Although there can be no guarantees, we believe that our current cash balance, including the proceeds from the sale of our medical shape sensing business to Intuitive in January 2014 described in Note 15, our cash flow from operations, and the funds available to us under the Credit Facility described in Note 3 below, provide adequate liquidity for us to meet our working capital needs through 2014.
Consolidation Policy
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP and include the accounts of the Company and its wholly owned subsidiaries. We eliminate from our financial results all significant intercompany transactions. We do not have any investments in entities we believe are variable interest entities for which the Company is the primary beneficiary.
Preferred Stock Issued to Carilion Clinic
In January 2010, we entered into a transaction with Carilion Clinic (“Carilion”), in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes in the principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for (i) 1,321,514 shares of our newly designated Series A Convertible Preferred Stock and (ii) an additional warrant to purchase 356,000 shares of our common stock at an exercise price of $2.50 per share. This warrant is exercisable until December 31, 2020. We also agreed to reduce the exercise price of Carilion’s prior common stock warrant from $7.98 to $2.50 per share and to extend its expiration date to December 31, 2020. The Series A Convertible Preferred Stock carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2013, a cumulative total of 314,525 shares of common stock were issuable to Carilion, on their demand, as dividends and have been recorded in the statement of stockholders’ equity. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of expiration to stockholders’ equity.
Use of Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes.

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
For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality, we allocate revenue to all deliverables based on their relative selling prices. Other deliverables include extended warranty, training and various add-on products. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value or VSOE, (ii) third-party evidence of selling price or TPE, and (iii) best estimate of the selling price or ESP. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.
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
Allowance for Uncollectible Receivables
Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bear on the ultimate collection of such amounts. The allowance was $0 at December 31, 2012 and approximately $134,811 at December 31, 2013.
Cash Equivalents
We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. To date, we have not incurred losses related to cash and cash equivalents. The Company regularly maintains cash balances with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2013 and December 31, 2012, the Company had approximately $7.5 million and $6.1 million, respectively, in excess of FDIC insured limits.

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
Research, Development and Engineering

Research, development and engineering expenses not related to contract performance are expensed as incurred. We expensed $2.3 million, $2.5 million and $2.7 million of non-contract related research, development and engineering expenses for the years ended December 31, 2011, 2012 and 2013, respectively.
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
Inventory
Inventory consists of finished goods, work in process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions.
Net Loss per Share
Basic per share data is computed by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.
The effect of 2.2 million, 2.4 million and 2.3 million common stock equivalents (which include outstanding warrants and stock options) are not included for the years ended December 31, 2011, 2012 and 2013 respectively, as they are antidilutive to earnings per share, due to Company being in a loss position.
Stock-Based Compensation
We have a stock-based compensation plan, which is described further in Note 8. We recognize compensation expense based upon the fair value of the underlying equity award as of the date of grant. The Company has elected to use the Black-Scholes option pricing model to value any awards granted. We amortize stock-based compensation for such awards on a straight-line method over the requisite service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.
The Company recognizes expense for equity instruments issued to non-employees based upon the fair value of the equity instruments issued.
The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	2011	2012	2013
Risk-free interest rate range	1.48% – 2.81%	1.02% – 1.49%	1.27% – 2.34%
Expected life of option-years	7.5	7.5	7.5
Expected stock price volatility	111%	108%	108%
Executive turnover rates	33.3%	—%	—%
Non-executive turnover rates	17.7%	18.5%	14.7%
Expected dividend yield	—	—	—
The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon the average volatility of our common stock. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups, executives and non-executes, within our company. We do not currently issue dividends nor do we expect to in the foreseeable future.

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
Components of inventory are as follows:

	December 31, 2012	December 31, 2013
Finished goods	$195,578	$719,574
Work-in-process	252,227	361,754
Parts	2,975,297	2,339,595
	3,423,102	3,420,923
Less: Inventory reserves	86,186	74,746
Total inventory, net	$3,336,916	$3,346,177

3.    Debt
Silicon Valley Bank Facility
We currently have a Loan and Security Agreement with Silicon Valley Bank (“SVB”) under which we have a term loan with an original borrowing amount of $6.0 million (the “Term Loan”). The Term Loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and unless earlier terminated, matures on the earlier of either May 1, 2015 or an event of a default under the loan agreement. The term loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. We may repay amounts due under the Term Loan at any time with no penalties.
In addition to the terms and conditions of the Term Loan, we also have a revolving credit facility (the “Line of Credit” and together with the Term Loan, the “Credit Facilities”) with a maximum borrowing capacity of $1.0 million. The interest rate on the Line of Credit is SVB’s prime rate plus 1.25%, payable monthly in arrears, and we are required to pay an unused Line of Credit fee of one-quarter of one percent (0.25%), payable monthly. We may terminate the Line of Credit for a termination fee of $10,000, which fee would not be payable in the event that the Line of Credit is replaced by another loan facility with SVB. The Line of Credit has a maturity date of May 18, 2014.
Amounts due under the Credit Facilities are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
On March 21, 2013, we entered into a Fourth Loan Modification Agreement with SVB that replaced the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million with SVB. Effective on January 21, 2014, in connection with our sale of assets to Intuitive, this covenant was modified to reduce the required minimum cash balance to $3.5 million. The Credit Facilities also require us to observe a number of operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of December 31, 2013, we were in compliance with all covenants under the Credit Facilities.

In addition, the Credit Facilities contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facilities and foreclose on the collateral. Furthermore, an event of default under the Credit Facilities would result in an increase in the interest rate on any amounts outstanding. As of December 31, 2013, there were no events of default on our Credit Facilities.
The balance under the Term Loan at December 31, 2013 was $2.1 million of which $0.6 million was classified as long-term and $1.5 million was classified as short-term. No amounts were outstanding under the Line of Credit and the available credit capacity was $1.0 million at December 31, 2013. The effective rate of our Term Loan at December 31, 2013 was 6%.
Note Payable to Hansen (the “Hansen Note”)
In January 2010, we issued a promissory note to Hansen in the principal amount of $5.0 million, payable in 16 quarterly installments beginning in April 2010. The Hansen Note bore interest at a fixed rate of 8.5% and was secured by substantially all of our assets. The Hansen Note was subordinated to our primary bank credit facility. In 2011, we and Hansen entered into an Amendment to Secured Promissory Note and Payoff Letter (the “Payoff Letter”).
Under the terms of the Payoff Letter, we and Hansen agreed upon a final payoff in the amount of approximately $3.0 million as payment in full for all principal and accrued interest under the Hansen Note, which represented a $190,000 discount from the then outstanding balance, which discount was amortized into income over the remaining life of the Company’s Development and Supply Agreement with Hansen. At December 31, 2013 we had completely amortized this discount. On May 23, 2011, we repaid the Hansen Note in full. Upon receipt of this final payment, all security interests in our assets held by Hansen as collateral for our obligations under the Hansen Note were terminated and released.
The following table presents a summary of debt outstanding as of December 31, 2012 and 2013:

	December 31,
	2012	2013
Silicon Valley Bank Term Loan	$3,625,000	$2,125,000
Less: current portion	1,500,000	1,500,000
Total long-term debt	$2,125,000	$625,000
Maturities on long-term debt are as follows:

Year	Amount
2014	1,500,000
2015	625,000
Total	$2,125,000
Costs associated with loans outstanding were as follows:

	Years Ended December 31,
	2011	2012	2013
Interest expense	$377,096	$286,529	$189,151
Amortization of transaction costs	10,491	25,843	18,387
Total interest expense	$387,587	$312,372	$207,538

4.    Accounts Receivable—Trade
Accounts receivable consist of the following:

	December 31,
	2012	2013
Billed	$5,175,395	$3,552,184
Unbilled	1,873,376	1,755,439
Other	10,864	235,469
	$7,059,635	$5,543,092
Less: allowance for doubtful accounts	—	(134,811)
	$7,059,635	$5,408,281
Unbilled receivables result from contract retainages and revenues that have been earned in advance of billing and can be invoiced at contractually defined intervals, milestones, or at completion of the contract.
Unbilled amounts are expected to be billed in future periods and are classified as current assets in accordance with industry practice.

5.    Property and Equipment
Property and equipment, net, consists of the following at:

	December 31,
	2012	2013
Building	$69,556	$69,556
Equipment	7,222,208	7,239,017
Furniture and fixtures	622,944	562,485
Software	1,185,290	1,092,484
Leasehold improvements	3,196,590	3,168,377
	12,296,588	12,131,919
Less—accumulated depreciation	(9,869,950)	(10,071,210)
	$2,426,638	$2,060,709
Depreciation for the years ended December 31, 2011, 2012 and 2013 was approximately $1.0 million, $0.8 million and $0.5 million, respectively.

6.    Intangible Assets
The following is a summary of intangible assets:

	December 31,
	2012	2013
Patent costs	$2,264,441	$2,496,560
Accumulated amortization	(1,826,602)	(2,208,085)
	$437,839	$288,475
Amortization for the years ended December 31, 2011, 2012 and 2013 was approximately $0.5 million, $0.3 million and $0.4 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2013, for each of the next five years is as follows:

Year Ending December 31,
2014	188,616
2015	53,371
2016	24,844
2017	10,578
2018	6,013
$283,422

7.    Income Taxes
Deferred tax assets and liabilities consist of the following components:

	2012		2013
	Current	Long-Term	Current	Long-Term
Bad debt and inventory reserve	$41,243	$—	$88,077	$—
Deferred revenue	—	—	—	59,673
Depreciation and amortization	—	1,005,697	—	1,024,784
Net operating loss carryforwards	—	11,358,044	—	10,896,286
Research and development credits	—	386,161	—	386,161
Accrued liabilities	731,831	—	836,011	—
Deferred compensation	—	123,797	—	163,655
Stock-based compensation	—	1,208,970	—	1,519,513
AMT credit	—	28,555	—	42,711
Total	773,074	14,111,224	924,088	14,092,783
Valuation allowance	(773,074)	(14,111,224)	(924,088)	(14,092,783)
Net deferred tax asset	$—	$—	$—	$—
The reconciliation of expected income tax benefit (expense) to actual income tax expense benefit (expense) was as follows:

	2011	2012	2013
Statutory federal rate	34.00%	34.00%	34.00%
State tax net of federal benefit	3.96%	3.73%	3.96%
Change in valuation allowance	2.79%	(4.16)%	(16.88)%
Incentive stock options	(35.85)%	(35.60)%	(41.60)%
Provision to return adjustments	(3.44)%	(1.80)%	24.11%
Meals and entertainment	(0.54)%	(0.74)%	(1.33)%
Other Permanent differences	(1.67)%	(0.60)%	(4.37)%
Income tax (expense)	(0.75)%	(5.17)%	(2.11)%
The income tax expense consists of the following for:

	2011	2012	2013
Current:
Federal	$10,307	$18,268	$14,071
State	—	3,149	—
Deferred Federal	—	—	—
Deferred State	—	—	—
Income tax expense	$10,307	$21,417	$14,071

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have net operating loss carryforwards at December 31, 2013 of approximately $28.7 million expiring at varying dates through 2025. We have research and development tax credit carryforwards at December 31, 2013 of approximately $0.4 million, which expire at varying dates through 2024.
We have undertaken a formal section 382 study and determined that we do not have a limitation on our net operating loss available to offset income.
The U.S. federal statute of limitations remains open for the year 2005 and onward. We currently have no federal income tax returns under examination. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. We currently have no state income or franchise tax returns under examination. We currently do not file tax returns in any foreign tax jurisdiction.
We currently have no positions for which we expect that the amount of unrecognized tax benefit will increase or decrease significantly within twelve months of the reporting date. We have no tax interest or penalties reported in either our statement of operations or statement of financial position for any year reported herein. Management believes it is not more likely than not that the deferred tax assets at December 31, 2012 or December 31, 2013 will be realized, and therefore a valuation allowance was established against all such deferred tax assets.
We are evaluating the potential impact of the final Treasury regulations released on September 13, 2013 concerning amounts paid to acquire, produce or improve tangible property and recovery of basis upon disposition. We are determining whether or not any changes in accounting method will be required and if they will result in a material impact to our financial statements. At this time, we do not anticipate there being a material impact.
Windfall equity-based compensation deductions are tracked, but will not be recorded to the balance sheet until management determines more likely than not that such amounts will be utilized. As of December 31, 2013, the Company had approximately $165,000 of windfall stock compensation deductions. If and when realized, the tax benefit associated with these deductions will be credited to additional paid-in capital. These excess benefit deductions are included in the total federal net operating losses disclosed above.

8.    Stockholders’ Equity
Series A Convertible Preferred Stock
In January 2010, we entered into a transaction with Carilion, in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes in the principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for 1,321,514 shares of our newly designated Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is non-voting, carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2013, 314,525 shares of common stock were issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity. These dividends are issuable on demand. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued to Carilion (as described below), determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing (as described below) and extension of maturity to stockholders’ equity.
Hansen Warrant
In January 2010, we issued 1,247,330 shares of common stock to Hansen, representing 9.9% of our common stock then outstanding. In addition, we issued to Hansen a warrant entitling Hansen to purchase a number of shares of our common stock as necessary for Hansen to maintain a 9.9% ownership interest in our common stock, at an exercise price of $0.01 per share. During 2011, Hansen exercised warrants acquiring 41,538 shares of our common stock. During 2012, Hansen did not exercise any of its outstanding warrants. During 2013, Hansen exercised warrants acquiring an additional 32,180 shares. The warrant expired on January 12, 2013 in accordance with its terms. For the years ended December 31, 2011, 2012 and 2013, we recognized expense of $60,338, $17,190 and $0, respectively, which is included in operating expenses. We recognized expense based upon the fair market value of our stock at the date the shares were issuable, updated quarterly for non-exercised warrants, to Hansen.

Stock Option Plans
In April 2003, we adopted the Luna Innovations Incorporated 2003 Stock Plan, or the 2003 Plan. Under the 2003 Plan, our Board of Directors was authorized to grant both incentive and non-statutory stock options to our employees, directors and consultants to purchase Class B shares of Common Stock. Options generally had a life of 10 years and exercise price equal to or greater than the fair market value of the Class B Common Stock as determined by the Board of Directors. On February 4, 2006, our Board of Directors increased the number of shares reserved under the 2003 Plan to 9,715,000. There were options outstanding under the 2003 Plan to purchase an aggregate of 945,472 shares as of December 31, 2013. Following the adoption of the 2006 Equity Incentive Plan in January 2006, no shares or options are available for future grant under the 2003 Plan, except to satisfy grants outstanding as of June 5, 2006.
In January 2006, we adopted our 2006 Equity Incentive Plan or the 2006 Plan. Under the 2006 Plan, our Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to our employees, directors, and consultants. Stock option awards generally have a life of 10 years and exercise prices equal to the closing price of our common stock on the date of the option grant. On January 1 of each year, the number of shares available for issuance increases by the lesser of (a) 10% of the outstanding shares of our common stock on the last day of the preceding fiscal year; (b) 1,695,690 shares; or (c) such other amount as our Board of Directors may determine. A total of 8,872,540 and 10,468,175 shares were available for future grant under the 2006 Plan as of December 31, 2012 and 2013, respectively.
Vesting for employees typically occurs over a five-year period.
Total non-cash stock option expense for the years ended December 31, 2011, 2012 and 2013 was $2.2 million, $1.9 million and $1.2 million, respectively.
The following table sets forth the activity of the options to purchase common stock under the 2003 Plan and the 2006 Plan:

	Options Outstanding			Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at January 1, 2011	4,716,439	0.35–7.08	$2.35	$1,632,396	2,904,435	$2.2	$1,233,778
Forfeited	(514,883)	0.35–7.08	3.48
Exercised	(208,117)	0.35–1.77	0.72
Granted	647,600	1.18–2.17	1.83
Balance at December 31, 2011	4,641,039	$0.35–6.74	$2.23	$1,509,270	3,206,994	$2.23	$1,258,740
Forfeited	(64,245)	0.65–5.50	1.91
Exercised	(182,702)	0.35–1.77	0.38
Granted	1,028,038	1.40–1.75	1.67
Balance at December 31, 2012	5,422,130	$0.35–6.74	$2.19	$639,904	3,775,388	$2.37	$604,292
Forfeited	(693,644)	0.35–6.74	2.08
Exercised	(137,097)	0.35–1.18	0.56
Granted	687,840	1.20–1.31	1.29
Balance at December 31, 2013	5,279,229	$0.35 - 6.55	$2.11	$784,154	4,012,378	$2.28	$697,826

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The prices represent the closing price of our Common Stock on the NASDAQ Capital Market on the respective dates.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2011	$ 0.35–6.74	4,641,039	6.60	$2.23	3,206,994	$2.23
Year ended December 31, 2012	$ 0.35–6.74	5,422,130	6.39	$2.19	3,775,388	$2.37
Year ended December 31, 2013	$0.35 - 6.55	5,279,229	5.88	$2.11	4,012,378	$2.28

	Total intrinsic value of options exercised	Total fair value of options vested
Year ended December 31, 2011	$216,576	$1,435,186
Year ended December 31, 2012	$215,541	$1,170,738
Year ended December 31, 2013	$111,595	$1,248,067
For the years ended December 31, 2011, 2012 and 2013, the weighted average grant date fair value of options granted was $1.62, $1.10 and $1.29, respectively. We estimate the fair value of options at the grant date using the Black-Scholes model.
We recognized $1.2 million in share-based payment expense which is recorded in selling, general and administrative expenses on the Statement of Operations for the year ended December 31, 2013, and we will recognize $1.6 million over the remaining requisite service period. For all options granted through December 31, 2013, the weighted average remaining service period is 1.7 years.

9.    Commitments and Contingencies
Obligation under Operating Leases
We lease facilities in Blacksburg, Charlottesville and Roanoke, Virginia under operating leases that as of December 31, 2013, were scheduled to expire between November 2014 and December 2018. Certain of the leases are subject to fixed escalations and provide for possible termination prior to their expiration dates. We recognize rent expense on such leases on a straight-line basis over the lease term. Rent expense under these leases recorded in our selling, general and administrative expense line on our statement of operations totaled approximately $1.2 million, $1.3 million and $1.0 million, respectively, for the years ended December 31, 2011, 2012 and 2013. During 2013, we subleased a portion of the office space formerly occupied by Secure Computing and Communications group (“SCC”) to Mac-B. The amount of the sublease income recognized in 2013 was approximately $266,000. The sublease continues through April 30, 2014.
We are obligated under operating leases covering certain equipment that expire at various dates during the next two years.
Minimum future rentals, as of December 31, 2013, under the aforementioned operating leases for each of the next five years are:

2014	1,014,131
2015	503,760
2016	299,635
2017	305,628
2018	311,740
$2,434,894

Purchase Commitment
In the fourth quarter of 2013 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in the fourth quarter of 2013. At December 31, 2013, approximately $1.4 million of this commitment remained.
Royalty Agreement

We have licensed certain third-party technologies from vendors for which we owe minimum royalties aggregating $1.8 million payable over the remaining patent terms of the underlying technology.

10.    Employee Profit Sharing Plan
We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to employees who have completed three months of service with us. We contribute 25% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.
We contributed approximately $240,000, $250,000 and $175,000 to the plan for the years ended December 31, 2011, 2012 and 2013, respectively.

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

12.    Relationship with Major Customers
During the years ended December 31, 2011, 2012 and 2013, approximately 64%, 67% and 54%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government.
At December 31, 2011, 2012 and 2013, receivables with respect to contracts with the U.S. government represented 40%, 34% and 25% of total billed trade receivables, respectively.

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
Information about the results of operations for each segment is set forth in the table below. There were no significant inter-segment sales during the three years ended December 31, 2013. There was an insignificant amount of product sales made outside the United States during these three years.

	Year Ended December 31,
	2011	2012	2013
Technology Development revenue	$15,586,123	$15,126,834	$11,421,868
Products and Licensing revenue	13,195,822	11,250,717	10,624,350
Total revenue	28,781,945	26,377,551	22,046,218
Technology Development operating loss	(3,210,228)	(1,703,370)	(3,169,605)
Products and Licensing operating income (loss)	362,349	(672,741)	(2,540,885)
Total operating loss	$(2,847,879)	(2,376,111)	$(5,710,490)
Depreciation, Technology Development	$619,035	$499,439	$286,894
Depreciation, Products and Licensing	370,808	266,327	266,862
Amortization, Technology Development	295,600	212,790	197,765
Amortization, Products and Licensing	177,067	113,471	183,956
Additional segment information is as follows:

	December 31,
	2012	2013
Total segment assets:
Technology Development	$13,342,725	$10,208,433
Products and Licensing	7,115,043	9,495,642
Total	$20,457,768	$19,704,075
Property plant and equipment and intangible assets, Technology Development	$1,868,235	$1,217,083
Property plant and equipment and intangible assets, Products and Licensing	$996,242	$1,132,101

14.    Quarterly Results (unaudited)
The following table sets forth our unaudited historical revenues, operating loss and net (loss) income by quarter during 2012 and 2013. The amounts reflected for the loss from continuing operations and income/ loss from discontinued operations for each quarter of 2012 differ insignificantly from the 2012 amounts reported in our Forms 10-Q filed during 2013 due to a reallocation of our total tax expense for the given period between continuing operations and discontinued operations. This reallocation did not impact the total income tax expense recognized in any period nor did it impact the net loss recognized in any period.

	Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues:
Technology	$3,943	$3,895	$3,691	$3,598	$2,627	$2,807	$3,130	$2,858
Products and licensing	2,714	2,846	3,156	2,535	1,870	3,166	2,588	3,000
Total revenues	6,657	6,741	6,847	6,133	4,497	5,973	5,718	5,858
Gross Margin	2,710	3,145	2,891	2,038	1,393	2,408	2,208	1,973
Operating loss	(632)	(391)	(329)	(1,049)	(1,957)	(917)	(572)	(2,264)
Loss from continuing operations, net	(567)	(351)	(330)	(892)	(1,148)	(791)	(484)	(1,694)
Income/(loss) from discontinued operations net of income taxes	232	109	110	304	3,934	(161)	(130)	(329)
Net loss	(335)	(242)	(220)	(588)	2,786	(952)	(614)	(2,023)
Net (loss)/income attributable to common stockholders	$(369)	$(269)	$(254)	$(612)	$2,762	$(978)	$(640)	$(2,049)
Net loss per share from continuing operations:
Basic	$(0.04)	$(0.03)	$(0.02)	$(0.06)	$(0.08)	$(0.06)	$(0.03)	$(0.12)
Diluted	$(0.04)	$(0.03)	$(0.02)	$(0.06)	$(0.08)	$(0.06)	$(0.03)	$(0.12)
Net income/(loss) per share from discontinued operations:
Basic	$0.02	$0.01	$0.01	$0.02	$0.28	$(0.01)	$(0.01)	$(0.02)
Diluted	$0.01	$0.01	$0.01	$0.02	$0.24	$(0.01)	$(0.01)	$(0.02)
Net (loss)/income attributable to common stockholders:
Basic	$(0.03)	$(0.02)	$(0.02)	$(0.04)	$0.20	$(0.07)	$(0.04)	$(0.14)
Diluted	$(0.03)	$(0.02)	$(0.02)	$(0.04)	$0.17	$(0.07)	$(0.04)	$(0.14)
Weighted average shares:
Basic	13,850,667	13,892,816	13,939,938	14,008,772	14,011,814	14,362,494	14,441,707	14,488,060
Diluted	16,322,294	16,314,620	16,312,622	14,470,947	16,615,574	14,362,494	14,441,707	14,488,060

15.    Subsequent Events
On January 21, 2014, we sold our assets associated with the development of fiber optic shape sensing and localization for the medical field to affiliates of Intuitive Surgical, Inc., for total cash consideration of up to $30 million, including $6 million received at closing, and $6 million to be received within 90 days of closing, and up to $18 million that may be received in the future based on the achievement of certain technical milestones and royalties on system sales, if any. In the transaction, we sold equipment and intellectual property associated with our shape sensing technology. Ten employees were transferred to Intuitive. Included in the transaction were current assets of totaling approximately $0.2 million and long term assets with a net book value of approximately $0.2 million, at December 31, 2013. Our fiber optic shape sensing and localization for the medical field accounted for approximately 12% of our revenues, and 9% of our cost of revenues for the year ended December 31, 2013.
Effective on January 21, 2014, we entered into an amendment to the Credit Facilities in connection with our sale of assets to Intuitive, which reduced the covenant to a minimum cash balance of $3.5 million.
16.    Discontinued Operations
On March 1, 2013, we completed the sale of our SCC which was part of our Technology Development segment, to an unaffiliated third party for a gross sales price of $6.1 million of cash. Prior to the sale, SCC provided innovative solutions designed to secure critical technologies within the U.S. government. SCC conducted applied research and provided services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. Of the purchase price, we received approximately $5.4 million at closing and $110,000 on December 31, 2013. During December 2013, an additional $475,000 in purchase price was released to us from escrow and another $125,000 is in escrow and may be released 18 months, after the closing of the transaction, subject to any indemnification claims of the acquirer. In connection with the sale, we incurred approximately $0.9 million in transaction costs that included various charges related to investment banker and legal fees. In addition, the acquirer has entered into a sublease with us for the facilities historically occupied by SCC through April 30, 2014 for a total of $0.4 million. In the transaction, we sold the equipment, contracts and intellectual property associated with SCC. Approximately 20 employees of SCC transferred to the acquirer. Included in the transaction were current assets of approximately $0.2 million and long term assets with a net book value of approximately $0.1 million, at February 28, 2013. SCC accounted for 18.5% of our revenues, and 20.7% of our cost of revenues for the year ended December 31, 2012. We recorded an aggregate after-tax gain on the sale of SCC of $3.3 million or $0.20 per diluted share in our results of operations for the year ended December 31, 2013.
We have reported the results of operations of SCC as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued group’s income or loss before allocations.
Following the sale of SCC, we have continued to act on behalf of the purchaser and bill the government for certain contracts that have not yet been transferred by the government to the purchaser. We record these amounts as revenues, with an offsetting amount as cost of revenues, within (loss)/income from discontinued operations. During the year ended December 31, 2013, this amount was $1.7 million. We expect to continue recording such revenues and costs until all of these contracts are transferred to the purchaser by the government.
The operating loss from discontinued operations for the year ended December 31, 2013, is the result the allocation of the alternative minimum tax computation on the company’s results as a whole at December 31, 2013.
The key components of income/(loss) from discontinued operations were as follows:

	Year Ended December 31,
	2011	2012	2013
Net revenues	$6,831,779	$5,971,452	$2,196,732
Cost of revenues	4,310,423	4,179,552	2,098,413
Operating expenses	895,508	574,446	229,745
Income/(loss) before income taxes	1,625,848	1,217,454	(131,426)
Allocated tax expense/(benefit)	489,247	462,175	(54,154)
Operating income/(loss) from discontinued operations	1,136,601	755,279	(77,272)
Gain on sale, net of $1.5 million of related income taxes	—	—	3,391,451
Income from discontinued operations, net of income taxes	$1,136,601	$755,279	$3,314,179

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on our evaluation under the framework established in the 1992 Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which we refer to as the 2014 Proxy Statement, anticipated to be filed with the SEC within 120 days after December 31, 2013, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2014 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than the information below relating to securities authorized for issuance under our equity compensation plans, the information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2014 Proxy Statement.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,279,229	$2.11	10,468,175
Equity compensation plans not approved by security holders	2,247,271	0.41	—
Total	7,526,500	$1.60	10,468,175
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2014 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2014 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	Schedules.
Schedule II
Luna Innovations Incorporated
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at beginning of Period	Charged to costs and expenses	Deductions	Valuation against asset	Balance at end of period
Year Ended December 31, 2013
Reserves deducted from assets to which they apply:
Inventory obsolescence	$86,186	$—	$(11,435)	$—	$74,751
Allowances for doubtful Accounts	$—	$134,811	$—	$—	$134,811
	$86,186	$134,811	$(11,435)	$—	$209,562
Year Ended December 31, 2012
Reserves deducted from assets to which they apply:
Inventory obsolescence	$147,676	$—	$(61,490)	$—	$86,186
Allowances for doubtful Accounts	$22,372	$—	$(22,372)	$—	$—
	$170,048	$—	$(83,862)	$—	$86,186
Year Ended December 31, 2011
Reserves deducted from assets to which they apply:
Inventory obsolescence	$61,356	$86,320	$—	$—	$147,676
Allowances for doubtful Accounts	$22,372	$—	$—	$—	$22,372
	$83,728	$83,320	$—	$—	$170,048
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
2.1(1)
Findings of Fact, Conclusions of Law, and Order under 11 U.S.C. §§ 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming First Amended Joint Plan of Reorganization of Luna Innovations Incorporated and Luna Innovations, Inc., debtors and debtors-in-possession, dated January 12, 2010 (Exhibit 2.1)

2.2(1)	First Amended Joint Plan of Reorganization of Luna Innovations Incorporated and Luna Technologies, Inc., dated December 18, 2009 (Exhibit 2.2)
2.3(1)
First Amended Disclosure Statement in support of First Amended Joint Plan of Reorganization of Luna Innovations Incorporated, et al., under Chapter 11 of the Bankruptcy Code, dated December 18, 2009 (Exhibit 2.3)

2.4(2)*	Asset Purchase Agreement, dated March 1, 2013, by and between Luna Innovations Incorporated and MacAulay-Brown, Inc. (Exhibit 2.4)
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
3.2(4)	Certificate of Designations of the Series A Convertible Preferred Stock (Exhibit 3.1)
3.3(5)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
3.4(6)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
4.1(7)	Specimen Common Stock certificate of the Registrant (Exhibit 4.1)
4.2(5)	2003 Stock Plan (Exhibit 10.7)
4.3(8)	2006 Equity Incentive Plan (Exhibit 10.9)
4.4(5)	Form of Stock Option Agreement (Exhibit 4.7)
10.1(9)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10.2(10)	Commercial Lease, dated March 15, 2007, between Canvasback Real Estate & Investments LLC and Luna Innovations Incorporated (705 Dale Avenue, Charlottesville, Virginia) (Exhibit 10.1)
10.3(7)**
License Agreement No. DN-982, dated June 10, 2002, by and between the National Aeronautics and Space Administration (NASA) and Luna Innovations Incorporated; Modification No. 1 to License Agreement No. DN-982, dated January 23, 2006, by and between NASA and Luna Innovations Incorporated (Exhibit 10.22)

10.4(7)**	License Agreement No. DN-951, dated December 20, 2000, by and between NASA and Luna Technologies, Inc. (Exhibit 10.23)
10.5(7)**	Amended and Restated License Agreement, dated March 19, 2004, by and between Virginia Tech Intellectual Properties, Inc. and Luna Innovations Incorporated (Exhibit 10.26)
10.6(11)	Asset Transfer and License Agreement by and between Luna Innovations Incorporated and Coherent, Inc. (Exhibit 10.21)
10.7(12)**	Development and Supply Agreement, dated December 12, 2006, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. dated June 11, 2007 (Exhibit 10.1)
10.8(13)	Amendment to Commercial Lease, by and between Luna Innovations Incorporated and Canvasback Real Estate & Investments LLC dated March 18, 2008 (Exhibit 10.5)
10.9(14)	Confidential Settlement Agreement, dated as of December 11, 2009, by and between Luna Innovations, Inc. and Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.26)
10.10(4)	Securities Purchase and Exchange Agreement, dated January 12, 2010, by and between Luna Innovations Incorporated and Carilion Clinic (Exhibit 10.1)
10.11(4)	Warrant No. 1 to Purchase Common Stock, dated January 13, 2010, issued to Carilion Clinic (Exhibit 10.2)
10.12(4)	Warrant No. 2 to Purchase Common Stock, dated January 13, 2010, issued to Carilion Clinic (Exhibit 10.3)
10.13(4)
Amended and Restated Investor Rights Agreement, dated January 13, 2010, by and among Luna Innovations Incorporated, Carilion Clinic, and certain stockholders of Luna Innovations Incorporated (Exhibit 10.4)

10.14(15)	Non-Employee Directors’ Deferred Compensation Plan (Exhibit 10.37)
10.15(16)**	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.6)
10.16(16)**
Development and Supply Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc., as amended on February 17, 2010 and April 2, 2010 (Exhibit 10.7)

10.17(16)**	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Intuitive Surgical, Inc. (Exhibit 10.8)

10.18(16)**	Amendments to Development and Supply Agreement, effective January 12, 2010 and April 27, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.9)
10.19(16)	Confidential Mutual Release, effective as of January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.13)
10.20(16)
Industrial Lease Agreement, dated as of March 21, 2006, by and between Luna Innovations Incorporated and the Economic Development Authority of Montgomery County, Virginia, as amended by a First Amendment effective as of May 11, 2006, a Second Amendment effective as of July 15, 2009 and a Third Amendment effective as of March 23, 2010 (Exhibit 10.14)

10.21(16)
Lease for Riverside Center, dated December 30, 2005, by and between Carilion Medical Center and Luna Innovations Incorporated, as amended by an Amended Lease dated July 20, 2006, a Second Amendment dated on or about October 5, 2007 and a Third Amendment effective as of April 1, 2010 (Exhibit 10.15)

10.22(16)	Loan and Security Agreement, dated February 18, 2010, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.5)
10.23(17)	Third Amendment to Commercial Lease dated June 21, 2010, by and between Canvasback Real Estate & Investments, LLC, and Luna Innovations, Incorporated (Exhibit 10.5)
10.24(18)**	Amendment No.3 to the Development Supply Agreement, dated as of September 2, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.5)
10.25(19)	First Loan Modification Agreement, dated as of March 7, 2011, by and between Luna Innovations Incorporated and Silicon Valley Bank (Exhibit 10.1)
10.26(20)**	Amendment No. 4 to the Development and Supply Agreement, dated as of March 23, 2011, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.2)
10.27(20)	Fourth Amendment to Industrial Lease Agreement, dated as of March 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (Exhibit 10.3)
10.28(21)	Second Loan Modification Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.29(22)	Fifth Amendment to Industrial Lease Agreement, dated as of November 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated
10.30(22)	Employment Agreement dated March 28, 2012, by and between My E. Chung and Luna Innovations Incorporated
10.31(22)	Employment Agreement dated March 28, 2012, by and between Dale E. Messick and Luna Innovations Incorporated
10.32(22)	Employment Agreement dated March 28, 2012, by and between Scott A. Graeff and Luna Innovations Incorporated
10.33(22)	Employment Agreement dated March 28, 2012, by and between Mark Froggatt, Ph.D. and Luna Innovations Incorporated
10.34(22)	Employment Agreement dated March 28, 2012, by and between Talfourd H. Kemper, Jr., and Luna Innovations Incorporated
10.35(23)**	Amendment No. 5 to Development and Supply Agreement, dated as of March 22, 2012, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.1)
10.36(24)	Fourth Amendment to Commercial Lease, dated as of April 15, 2012, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations Incorporated (Exhibit 10.3)
10.37(25)	Development Agreement, dated as of April 25, 2012, by and between Luna Innovations Incorporated and Philips Medical Systems Nederland BV (Exhibit 10.1)
10.38(26)	Third Loan Modification Agreement, dated as of May 17, 2012, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.39(27)	Fourth Loan Modification Agreement, dated March 21, 2013, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank. (Exhibit 10.1)
10.40(27)	Fourth Amendment to Luna Innovations Lease of Riverside Center, dated March 21, 2013, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated (Exhibit 10.2)
10.41(28)**	2013 Senior Management Incentive Plans (Exhibit 10.1)
10.42(28)**
Amendment No. 6 to the Intuitive-Luna Development and Supply Agreement, dated December 15, 2012, by and between Luna Innovations Incorporated and Intuitive Surgical Operations, Inc., a successor in interest to Intuitive Surgical, Inc. (Exhibit 10.2)

10.43(28)**
Amendment No. 7 to the Intuitive-Luna Development and Supply Agreement, entered into on June 28, 2013, by and between Luna Innovations Incorporated and Intuitive Surgical Operations, Inc., a successor in interest to Intuitive Surgical, Inc. (Exhibit 10.3)

10.44	Fifth Amendment to Luna Innovations Lease of Riverside Center, dated December 13, 2013, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated .
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
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
101****
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013, (iii) Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the years ended December 31, 2011, 2012 and 2013 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2012 and 2013, and (v) Notes to audited Consolidated Financial Statements.

_________________________

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

(27)
Incorporated by reference to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on March 27, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(28)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 8, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

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

****
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUNA INNOVATIONS INCORPORATED

By:	/S/ DALE E. MESSICK
Dale E. Messick Chief Financial Officer
April 10, 2014
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

Signature	Title	Date

/S/ MY E. CHUNG	President, Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2014
My E. Chung
/S/ DALE E. MESSICK	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 10, 2014
Dale E. Messick
/S/ MICHAEL W. WISE	Director	April 10, 2014
Michael W. Wise
/S/ WARNER DALHOUSE	Director	April 10, 2014
Warner Dalhouse
/S/ JOHN B. WILLIAMSON III	Director	April 10, 2014
John B. Williamson III
/S/ NEIL WILKIN JR.	Director	April 10, 2014
Neil Wilkin, Jr.
/S/ RICHARD W. ROEDEL	Chairman of the Board of Directors	April 10, 2014
Richard W. Roedel