Form 10-K/A
period 2013-12-31
LUNA INNOVATIONS INC
filed 2014-04-15
CIK 1239819

UNITED STATES
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
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2014 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Amendment No. 1 to the annual report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the annual period ended December
31, 2013 (the “Report”), filed on April 10, 2014, is being filed solely to file Exhibits 21.1, 31.1, 31.2, 32.1 and 32.2, which were inadvertently omitted from the Report. This Amendment No. 1 sets forth the complete text of all items of Parts I, II, III and IV of the Report (other than adding footnote (29) to the Exhibit Index). No other changes have been made to the Report. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Report or modify or update any related or other disclosures.

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

10.44 (29)	Fifth Amendment to Luna Innovations Lease of Riverside Center, dated December 13, 2013, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated (Exhibit 10.44)
21.1	List of Subsidiaries
23.1 (29)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (Exhibit 23.1)
24.1	Power of Attorney (see Page 70 of the Registrants Annual Report on Form 10-K, Commission File No. 000-52008, filed on April 10, 2014)
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

(29)
Incorporated by reference to the exhibit to the Registrant's Annual Report on Form 10-K, Commission File No. 000-52008, filed on April 10, 2014 (the number given in parenthesis indicates the corresponding exhibit number in such Form 10-K ).

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
Dale E. Messick Chief Financial Officer
April 15, 2014
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

*	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2014
My E. Chung
/S/ DALE E. MESSICK	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2014
Dale E. Messick
*	Director	April 15, 2014
Michael W. Wise
*	Director	April 15, 2014
Warner Dalhouse
*	Director	April 15, 2014
John B. Williamson III
*	Director	April 15, 2014
Neil Wilkin, Jr.
*	Chairman of the Board of Directors	April 15, 2014
Richard W. Roedel

*By: /S/    Talfourd H. Kemper, Jr.
Talfourd H. Kemper, Jr.
Attorney-in-Fact