Form 10-Q
period 2014-03-31
LUNA INNOVATIONS INC
filed 2014-05-13
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 000-52008
  _____________________________________
LUNA INNOVATIONS INCORPORATED
(Exact name of registrant as specified in its charter)
  _____________________________________

Delaware	54-1560050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
One Riverside Circle, Suite 400
Roanoke, VA 24016
(Address of Principal Executive Offices)
(540) 769-8400
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
   _____________________________________
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

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2014, there were 14,735,401 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the section entitled “Risk Factors” under Item 1A of Part II of this report, may contain  forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these statutes, including those relating to future events or our future financial performance. In some cases, you can identify these forward looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “might,” “estimates,” “believes,” “should,” “projects,” “predicts,” “potential” or “continue,” or the negative of those words and other comparable words, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. Similarly, statements that describe our , business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements are only predictions and may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance and plans for growth and future operations, as well as assumptions relating to the foregoing.
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
You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or the SEC. Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information,  future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,886,015	$7,778,541
Accounts receivable, net	10,512,087	5,408,281
Inventory, net	3,294,498	3,346,177
Prepaid expenses	542,788	708,974
Other current assets	70,208	70,208
Total current assets	25,305,596	17,312,181
Property and equipment, net	1,960,095	2,060,709
Intangible assets, net	223,366	288,475
Other assets	23,918	42,710
Total assets	$27,512,975	$19,704,075
Liabilities and stockholders’ equity
Liabilities:
Current Liabilities:
Current portion of long-term debt obligation	$1,500,000	$1,500,000
Current portion of capital lease obligation	67,621	66,617
Accounts payable	1,257,633	1,401,764
Accrued liabilities	3,061,184	3,546,585
Deferred credits	552,831	691,424
Total current liabilities	6,439,269	7,206,390
Long-term debt obligation	250,000	625,000
Long-term lease obligation	93,021	110,307
Total liabilities	6,782,290	7,941,697
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 14,731,652 and 14,527,335 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	15,066	14,842
Additional paid-in capital	63,213,966	62,756,571
Accumulated deficit	(42,499,669)	(51,010,357)
Total stockholders’ equity	20,730,685	11,762,378
Total liabilities and stockholders’ equity	$27,512,975	$19,704,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues:
Technology development revenues	$2,675,452	$2,627,241
Products and licensing revenues	1,796,429	1,478,127
Total revenues	4,471,881	4,105,368
Cost of revenues:
Technology development costs	2,025,155	2,184,914
Products and licensing costs	894,640	785,728
Total cost of revenues	2,919,795	2,970,642
Gross Profit	1,552,086	1,134,726
Operating expense:
Selling, general and administrative	2,755,078	2,663,108
Research, development and engineering	749,154	712,952
Total operating expense	3,504,232	3,376,060
Operating loss	(1,952,146)	(2,241,334)
Other (expense)/income:
Other income, net	82,106	98,154
Interest expense	(32,365)	(58,179)
Total other income	49,741	39,975
Loss from continuing operations before income taxes	(1,902,405)	(2,201,359)
Income tax benefit	(769,190)	(882,427)
Net loss from continuing operations	(1,133,215)	(1,318,932)
Income from discontinued operations, net of income taxes	9,673,439	4,104,529
Net income	8,540,224	2,785,597
Preferred stock dividend	29,536	23,629
Net income attributable to common stockholders	$8,510,688	$2,761,968
Net loss per share from continuing operations:
Basic	$(0.08)	$(0.09)
Diluted	$(0.08)	$(0.09)
Net income per share from discontinued operations:
Basic	$0.66	$0.29
Diluted	$0.56	$0.25
Net income per share attributable to common stockholders:
Basic	$0.58	$0.20
Diluted	$0.49	$0.17
Weighted average common shares and common equivalent shares outstanding:
Basic	14,653,262	14,011,814
Diluted	17,424,769	16,615,574
The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Cash flows used in operating activities
Net income	$8,540,224	$2,785,597
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	202,305	228,267
Share-based compensation	230,939	313,516
Gain on sale of discontinued operations, net of income taxes	(9,701,515)	(4,046,497)
Tax benefit from utilization of net operating loss carryforward	(787,318)	(843,785)
Change in assets and liabilities:
Accounts receivable	896,194	2,039,952
Inventory	13,314	(185,004)
Other current assets	112,286	(127,333)
Other assets	18,792	53,792
Accounts payable and accrued expenses	(821,763)	(231,430)
Deferred credits	(138,593)	(259,427)
Net cash used in operating activities	(1,435,135)	(272,352)
Cash flows provided by investing activities
Acquisition of property and equipment	(67,944)	(50,255)
Intangible property costs	(126,091)	(11,777)
Proceeds from sale of discontinued operations, net of fees	4,958,891	4,522,460
Net cash provided by investing activities	4,764,856	4,460,428
Cash flows used in financing activities
Payments on capital lease obligations	(16,282)	(13,221)
Payment of debt obligations	(375,000)	(250,000)
Proceeds from the exercise of options and warrants	169,035	1,682
Net cash used in financing activities	(222,247)	(261,539)
Net increase in cash and cash equivalents	3,107,474	3,926,537
Cash and cash equivalents—beginning of period	7,778,541	6,340,461
Cash and cash equivalents—end of period	$10,886,015	$10,266,998
Supplemental disclosure of cash flow information
Cash paid for interest	$30,000	$35,063
Dividend on preferred stock, 19,823 shares of common stock issuable for the quarter ended March 31, 2014 and 2013	$29,536	$23,629
Cash paid for income taxes	$—	$14,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic sensing, test and measurement products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from continuing operations from 2005 through the three months ended March 31, 2014 attributable to our operations and other charges. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital market transactions.
Since the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets may be limited. Economic and market conditions may not improve significantly during the remainder of 2014 and could get worse.
Although there can be no guarantees, we believe that our current cash balance, in addition to the funds available to us under the Credit Facilities described in Note 5below, will provide adequate liquidity for us to meet our working capital needs over the next twelve months.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 10, 2014 and amended on April 15, 2014. As used herein, the terms “Luna”, the “Company”, “we”, “our” and “us” mean Luna Innovations Incorporated and its consolidated subsidiaries.
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
Net Loss Per Share from Continuing Operations and Net Income Attributable to Common Stockholders

	Net loss per share from continuing operations		Net income attributable to common stockholders per share
	For the three months ended March 31,		For the three months ended March 31,
	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(1,133,215)	$(1,318,932)
Net income attributable to stockholders			$8,510,688	2,761,968
Denominator:
Basic weighted average common shares outstanding	14,653,262	14,011,814	14,653,262	14,011,814
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	—	—	1,115,645	1,047,013
Convertible preferred stock	—	—	1,321,514	1,321,514
Preferred stock dividends	—	—	334,348	235,233
Diluted weighted average common shares outstanding	14,653,262	14,011,814	17,424,769	16,615,574
Basic net loss per share from continuing operations	$(0.08)	$(0.09)
Diluted net loss per share from continuing operations	$(0.08)	$(0.09)
Basic net income per share attributable to common stockholders			$0.58	$0.20
Diluted net income per share attributable to common stockholders			$0.49	$0.17
Weighted-average anti-dilutive shares related to:
Outstanding stock options	4,440,731	5,422,130	3,593,929	4,786,630
Convertible preferred stock	1,321,514	1,321,514	—	—
Preferred stock dividends	314,525	195,587	—	—
Restricted stock	268,843	169,515	—	—
Carilion warrants	366,000	366,000	366,000	366,000

The weighted-average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net loss from continuing operations and net income per share attributable to common stockholders. For reporting periods in which we have reported net income attributable to common stockholders, weighted-average anti-dilutive shares comprise stock options that have exercise prices above the average stock price for the period. For reporting periods in which we have a net loss from continuing operations, the weighted-average anti-dilutive shares comprise shares that would have been dilutive had we had net income from continuing operations (e.g., convertible preferred stock, preferred stock dividends, restricted stock, warrants and stock options that have exercise prices below the average stock price for the period), plus the number of stock options that would be anti-dilutive had we had a net income from continuing operations.
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
The fair value of each option granted during the three months ended March 31, 2014 and 2013 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Risk-free interest rate	2.14%	1.27%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	106%	108%
A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the three months ended March 31, 2014:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2014	5,279,229	$0.35 - $6.55	$2.11	$784,154	4,012,378	$2.28	$697,826
Granted	10,000	$1.53	$1.53
Exercised	(204,317)	$0.35 - $1.27	$0.83
Canceled	(202,845)	$0.82 - $2.46	$1.39
Balance, March 31, 2014	4,882,067	$0.35 - $6.55	$2.19	$733,958	3,983,733	$2.29	$652,065

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our Common Stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At March 31, 2014, the outstanding stock options to purchase an aggregate of 4.9 million shares had a weighted average remaining contractual term of 5.5 years, and the exercisable stock options to purchase an aggregate of 4.0 million shares had a weighted average remaining contractual term of 4.9 years.
For the three months ended March 31, 2014 and 2013, we recognized $0.2 million and $0.3 million, respectively, in share-based compensation expense, which is included in our selling, general and administrative expenses in the accompanying consolidated financial statements. We expect to recognize $1.4 million in share-based compensation expense over the weighted average remaining service period of 1.3 years for stock options outstanding as of March 31, 2014.
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

On March 1, 2013, we completed the sale of our Secure Computing and Communications group, ("SCC"), which was part of our Technology Development segment, to an unaffiliated third party for a gross sales price of $6.1 million of cash. Prior to the sale, SCC provided innovative solutions designed to secure critical technologies within the U.S. government. SCC conducted applied research and provided services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. Of the purchase price, we received approximately $5.4 million at closing and $110,000 on December 31, 2013. During December 2013, an additional $475,000 in purchase price was released to us from escrow and another $125,000 is in escrow and may be released 18 months after the closing of the transaction, subject to any indemnification claims of the acquirer. In connection with the sale, we incurred approximately $0.9 million in transaction costs that included various charges related to investment banker and legal fees. In addition, the acquirer has entered into a sublease with us for the facilities historically occupied by SCC through May1, 2014 for a total of $0.1 million during the three months ended March 31, 2014. In the transaction, we sold the equipment, contracts and intellectual property associated with SCC. Approximately 20 employees of SCC transferred to the acquirer. Included in the transaction were current assets of approximately $0.2 million and long term assets with a net book value of approximately $0.1 million, at February 28, 2013.We recorded an aggregate after-tax gain on the sale of SCC of $3.3 million or $0.20 per diluted share in our results of operations for the year ended December 31, 2013.
We have reported the results of operations of SCC as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued group’s income or loss before allocations. Through December 31, 2013, we continued to act on behalf of the purchaser and bill the government for certain contracts that have not yet been transferred by the government to the purchaser. We recorded these amounts as revenues, with an offsetting amount as cost of revenues, within (loss)/income from discontinued operations.
On January 21, 2014, we completed the sale of our medical shape sensing business, which was part of our Products and Licensing segment, to an unaffiliated third party for a gross sales price of up to $30.0 million, of which $6.0 million was paid at closing and a second $6.0 million in cash was received on April 22, 2014, plus up to $8.0 million upon the accomplishment by the buyer of certain technical specifications and up to $10.0 million in potential future royalties. We had been engaged since 2007 in various development projects developing a fiber optic-based shape sensing and position tracking system to be integrated in the buyer's products. Also as part of the transaction, the buyer has hired certain employees of Luna, many of whom were historically engaged in this development project. In connection with this sale, we incurred approximately $1.1 million in transaction costs that included various charges related to investment banker and legal fees, along with discretionary bonus to a former employee who was hired by the buyer. Included in the transaction were current and long term assets with a net book value of approximately $0.3 million on January 20, 2014. Our medical shape sensing business accounted for12% of our revenues, and 10% of our costs of revenues for the year ended December 31, 2013. We recorded an aggregate after-tax gain on the sale of medical shape sensing business of $9.7 million or $0.56 per diluted share in our first quarter 2014 results.
We have reported the results of operations of SCC and our medical shape sensing business as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued groups' income before allocations.
The key components of income from discontinued operations were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Net revenues	$—	$1,033,124
Cost of revenues	46,204	706,705
Operating expenses	—	229,745
(Loss)/Income before income taxes	(46,204)	96,674
Allocated tax (benefit)/expense	(18,128)	38,642
Operating (loss)/ income from discontinued operations	(28,076)	58,032
Gain on sale, net of $1.0 million, and $0.9 million, of related income taxes, respectively	9,701,515	4,046,497
Income from discontinued operations, net of income taxes	$9,673,439	$4,104,529

3.	Inventory
Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.
Components of inventory are as follows:

	March 31, 2014	December 31, 2013
Finished goods	$666,980	$719,574
Work-in-process	454,261	361,754
Parts	2,377,325	2,339,595
	3,498,566	3,420,923
Less: Inventory reserves	204,068	74,746
Total inventory, net	$3,294,498	$3,346,177

4.    Accrued Liabilities

	March 31, 2014	December 31, 2013
Accrued compensation	$1,743,898	$2,205,612
Accrued sub-contracts	348,348	297,510
Accrued professional fees	211,035	279,991
Accrued income tax	182,340	13,143
Deferred rent	96,662	102,569
Royalties	64,453	290,025
Warranty reserve	56,188	56,700
Accrued liabilities - other	358,260	301,035
Total Accrued Liabilities	$3,061,184	$3,546,585

5.	Debt
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
In addition to the terms and conditions of the Term Loan, we also have a revolving credit facility (the “Line of Credit” and together with the Term Loan, the “Credit Facilities”) with a maximum borrowing capacity of $1.0 million. The interest rate on the Line of Credit is SVB’s prime rate plus 1.25%, payable monthly in arrears, and we are required to pay an unused Line of Credit fee of one-quarter of one percent (0.25%), payable monthly. We may terminate the Line of Credit for a termination fee of $10,000, which fee would not be payable in the event that the Line of Credit is replaced by another loan facility with SVB. The Line of Credit has a maturity date of May 17, 2014. We are currently discussing extending this maturity date.
Amounts due under the Credit Facilities are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
On March 21, 2013, we entered into a Fourth Loan Modification Agreement with SVB that replaced the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million with SVB. Effective on January 21, 2014, in connection with our sale of assets to Intuitive, this covenant was modified to reduce the required minimum cash balance to $3.5 million. The Credit Facilities also require us to observe a number of operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of March 31, 2014, we were in compliance with all covenants under the Credit Facilities.
In addition, the Credit Facilities contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facilities and foreclose on the collateral. Furthermore, an event of default under the Credit Facilities would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2014, there were no events of default on our Credit Facilities.
The balance under the Term Loan at March 31, 2014 was $1.8 million of which $0.3 million was classified as long-term and $1.5 million was classified as short-term. No amounts were outstanding under the Line of Credit and the available credit capacity was $1.0 million at March 31, 2014.

6.	Capital Stock and Additional Paid-in Capital
The following details our equity transactions during the three months ended March 31, 2014:

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	$	Shares	$	$
Balances, December 31, 2013	1,321,514	1,322	14,527,335	14,842	62,756,571
Exercise of stock options	—	—	204,317	204	168,831
Share-based compensation (1)	—	—	—	—	259,048
Stock dividends to Carilion Clinic(2)	—	—	—	20	29,516
Balances, March 31, 2014	1,321,514	1,322	14,731,652	15,066	63,213,966

(1)	Share-based compensation includes the acceleration of stock options for a former employee included in the sale of our medical shape sensing business to Intuitive.

(2)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to March 31, 2014. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2014, the Series A Preferred Stock issued to Carilion has accrued $739,711 in dividends. The accrued and unpaid dividends as of March 31, 2014 will be paid by the issuance of 334,348 shares of our common stock upon Carilion’s written request.

7.	Operating Segments

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
The Products and Licensing segment derives its revenue from product sales, funded product development and technology licenses. This segment previously included our medical shape sensing business, which was sold on January 21, 2014, and the amounts below do not include the revenue, expenses and assets of our medical shape sensing business.
Through March 31, 2014, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 10, 2014 and amended on April 15, 2014).

The table below presents revenues and operating loss for reportable segments not including discontinued operations:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues:
Technology development revenues	$2,675,452	$2,627,241
Products and licensing revenues	1,796,429	1,478,127
Total revenues	$4,471,881	$4,105,368
Technology development operating loss	$(1,527,646)	$(951,763)
Products and licensing operating loss	(424,500)	(1,289,571)
Total operating loss	$(1,952,146)	$(2,241,334)
Depreciation, technology development	$56,743	$101,566
Depreciation, products and licensing	$38,100	$57,142
Amortization, technology development	$64,293	$44,514
Amortization, products and licensing	$43,169	$25,045
The table below presents assets for reportable segments:

	March 31, 2014	December 31, 2013
Total segment assets:
Technology development	$16,460,555	$10,208,433
Products and licensing	11,052,420	9,495,642
Total	$27,512,975	$19,704,075
Property plant and equipment, and intangible assets, technology development	$1,306,328	$1,217,083
Property plant and equipment, and intangible assets, products and licensing	$877,133	$1,132,101
There are no material inter-segment revenues for any period presented.
The United States Government accounted for approximately 62% and 66% of total consolidated revenues for the three months ended March 31, 2014 and 2013, respectively.

International revenues (customers outside the United States) accounted for approximately 19% and 26% of total consolidated revenues for the three months ended March 31, 2014 and 2013, respectively.

8.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.
In the fourth quarter of 2013 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in 2013. At March 31, 2014, approximately $1.0 million of this commitment remained.
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
Overview
We develop, manufacture and market fiber optic sensing and test & measurement products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advance materials, sensing and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and government-funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
Our corporate growth strategy is focused on becoming the leading provider of fiber optic strain & temperature sensing solutions and standard test methods for composite, as well as non-composite materials, structures and systems.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic sensing, as well as test and measurement products and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 40% and 36% of our total revenues for the three months ended March 31, 2014 and 2013, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Technology Development segment comprised approximately 60% and 64% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. Our Technology Development segment predominantly performs applied research in the areas of sensing and materials. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues increased from $2.6 million in the three months ended March 31, 2013 to $2.7 million for the three months ended March 31, 2014. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $7.8 million at March 31, 2014 and $8.7 million at December 31, 2013.
Revenues from product sales are mostly derived from the sales of our sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales and product development to be primarily in areas associated with our fiber optic instrumentation, test and measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.
As described in Note 2 to our condensed consolidated financial statements included in this report, during the quarter ended March 31, 2014, we sold our shape sensing business in the medical field to affiliates of Intuitive Surgical, Inc., or Intuitive. As a part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. Furthermore, in March 2013 we sold the assets associated with our secure computing and communications group, or SCC to MacAulay-Brown, Inc., or Mac-B, another defense contractor. As a result of these sales, we have reported the results of operations from medical shape sensing and SCC as discontinued operations in our condensed consolidated financial statements included elsewhere in this report. Net loss from continuing operations was $1.1 million for the quarter ended March 31, 2014, compared to $1.3 million for the quarter ended March 31, 2013. After giving effect to the results of discontinued operations, including the recognition of a $9.7 million gain, net of taxes, we recognized on the sale of medical shape sensing to Intuitive, we recorded net income attributable to common stockholders of approximately $8.5 million for the quarter ended March 31, 2014. For the quarter ended March 31, 2013, we recorded a net income attributable to common stockholders of approximately $2.8 million, including an after-tax gain of $4.0 million recognized on the sale of SCC. We expect to continue to incur increasing expenses as we seek to expand our business, including expenses for research and development, sales and marketing and manufacturing capabilities. We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial.
In recent years, economic conditions around the world deteriorated, and the outlook for 2014 and beyond remains uncertain. This slowing of the economy, both in the United States and globally, reduced the financial capacities of some of our customers and potential customers, thereby slowing spending on the products and services we provide. Furthermore, reductions in government spending may impact the availability of new program awards in 2014. For example, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending, or sequestration. Automatic across-the-board cuts required by sequestration could have a material adverse effect on our technology development revenue and, consequently, our results of operations. While the exact manner in which sequestration will impact our business is unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
Our sales of SCC in 2013 and our medical shape sensing business in 2014 are expected to result in lower revenues until we can increase revenues significantly, primarily from product sales. As a result, we may incur greater net losses than we have in prior years.
Description of Our Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 60% and 64% of our total revenues for the three months ended March 31, 2014 and 2013, respectively.
Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 40% and 36% of our total revenues for the three months ended March 31, 2014 and 2013, respectively.
Cost of Revenues
Cost of revenues associated with Technology Development segment revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Technology Development segment activities.
Cost of revenues associated with our Products and Licensing segment revenues consists of license fees for use of certain technologies, product manufacturing costs including all direct material and direct labor costs, amounts paid to our contract manufacturers, manufacturing, shipping and handling, provisions for product warranties, and inventory obsolescence as well as overhead allocated to each of these activities.

Operating Expense
Operating expense consists of selling, general and administrative expenses, as well as expenses related to research, development and engineering, depreciation of fixed assets and amortization of intangible assets. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from option grants, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, product management and marketing activities, costs of marketing programs and promotional materials, salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Technology Development segment; product development activities not provided under contracts with third parties, and overhead costs related to these activities.
Interest Expense
Interest expense is composed of interest paid under our bank loans as well as interest accrued on our capital lease obligations.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments. Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on April 10, 2014 and amended on April 15, 2014. There have been no material changes to the descriptions therein.
Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenues

	Three months ended March 31,		Change
	2014	2013
Revenues:
Technology development revenues	$2,675,452	$2,627,241	$48,211	2%
Products and licensing revenues	1,796,429	1,478,127	$318,302	22%
Total revenues	$4,471,881	$4,105,368	$366,513	9%
Revenues from our Technology Development segment remained virtually unchanged from the three months ended March 31, 2013 compared to the three months ended March 31, 2014.
Revenues from our Products and Licensing segment increased by $0.3 million from $1.5 million in the three months ended March 31, 2013 to $1.8 million for the same period in 2014. This increase in our Products and Licensing revenues was primarily attributable to increased sales of our OVA product line.

Cost of Revenues and Gross Profit

	Three months ended March 31,		Change
	2014	2013
Cost of revenues:
Technology development costs	$2,025,155	$2,184,914	$(159,759)	(7)%
Products and licensing costs	894,640	785,728	$108,912	14%
Total cost of revenues	$2,919,795	$2,970,642	$(50,847)	(2)%
Gross Profit	$1,552,086	$1,134,726	$417,360	37%
The cost of our Technology Development segment revenues decreased primarily due to the payment of $0.1 million in severance related expenses associated with a reduction in the headcount in our optical systems group in the first quarter of 2013.
The increase in cost of revenues in our Products and Licensing segment resulted from the increase in product sales noted above.
Because of the overall increase in revenues of 9% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, with essentially no change in the associated cost of revenues, our gross profit increased to $1.6 million for the three months ended March 31, 2014, compared to $1.1 million for the three months ended March 31, 2013.
Operating Expense

	Three months ended March 31,		Change
	2014	2013
Operating expense:
Selling, general and administrative	$2,755,078	$2,663,108	$91,970	3%
Research, development and engineering	749,154	712,952	$36,202	5%
Total operating expense	$3,504,232	$3,376,060	$128,172	4%
Our selling, general and administrative expense increased 3% during the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily due to increase in bids and proposal expenses in our Technology Development segment.
Research, development and engineering expense remained virtually unchanged.
Other Income

During the three months ended March 31, 2014 and 2013, we recognized approximately $80,000 and $27,000, respectively, of rent from Mac-B for the partial sublease of our Roanoke facility.
During the three months ended March 31, 2013, we also recognized other income of approximately $23,000 resulting from the amortization of the discount on the Hansen debt and approximately $48,000 in an insurance policy profit share.
Interest Expense
Interest expense for the three months ended March 31, 2014 was approximately $32,000 compared to interest expense of approximately $58,000 during the same period in 2013. The monthly average loan balance during the three months ended March 31, 2014 was $1.9 million compared to $3.5 million for the same period in 2013. The lower average loan balance accounted for the decrease in interest expense.

Net Loss from Continuing Operations
As a result of the foregoing, during the three months ended March 31, 2014, we incurred a net loss from continuing operations before income taxes of approximately $1.9 million, compared to a net loss from continuing operations before income taxes of approximately $2.2 million for the three months ended March 31, 2013. We also recorded an income tax benefit from utilization of our available net operating loss carryforwards of $0.8 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. After recognition of the tax benefit, our loss from continuing operations was $1.1 million for the three months ended March 31, 2014 compared to a loss from continuing operations of $1.3 million for the three months ended March 31, 2013.
Net Income from Discontinued Operations, Net of Income Taxes
For the three months ended March 31, 2014, we recognized net income from discontinued operations of $9.7 million, compared to net income from discontinued operations of $4.1 million for the same period in 2013. For the three months ended March 31, 2014, this income resulted from the sale of our medical shape sensing business that occurred during this quarter.
For the three months ended March 31, 2013, net income from discontinued operations consisted of $4.0 million gain on the sale of our SCC business, net of tax, in addition to an operating income from our medical shape sensing business of $0.2 million, partially offset by an operating loss of $0.1 million from our SCC business for the two months prior to the sale on March 1, 2013.

Liquidity and Capital Resources
At March 31, 2014, our total cash and cash equivalents were $10.9 million.
We have a term loan with SVB which at March 31, 2014 had a balance of $1.8 million. This term loan matures on May 1, 2015. We also maintain a revolving line of credit of up to $1.0 million with SVB, under which no amounts are outstanding and the full borrowing capacity of $1.0 million remains available. The line of credit is currently scheduled to expire on May 18, 2014, and we are contemplating its renewal. The terms and conditions of our term loan and line of credit are described in Note 5 of our condensed consolidated financial statements included in this report.
We believe that our cash balance as of March 31, 2014, in addition to a $6.0 million payment received from Intuitive in April 2014 as part of the sale of our medical shape sensing business, our expected operating cash flows and the funds available to us under the line of credit with SVB, provide adequate liquidity for us to meet our working capital needs over the next twelve months.
Discussion of Cash Flows
Recent Activity

	Three months ended
	2014	2013	Change
Net cash used in operating activities	$(1,435,135)	$(272,352)	$(1,162,783)
Net cash provided by investing activities	4,764,856	4,460,428	$304,428
Net cash used in financing activities	(222,247)	(261,539)	$39,292
Net change in cash	$3,107,474	$3,926,537	$(819,063)
During the first three months of 2014, operations used $1.4 million of net cash, as compared to the same period in 2013 in which operations used $0.3 million of net cash. During the first three months of 2014, our net income of $8.5 million was primarily the result of the after-tax gain on the sale of our medical shape sensing business of $9.7 million and a tax benefit of $0.8 million. Without the effects of that gain and tax benefit, our pre-tax loss from continuing operations was approximately $1.9 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.2 million and share-based compensation of $0.2 million both of which are non-cash items that do not impact cash flow for the period. Additionally, working capital remained virtually unchanged, and consisted of a $0.9 million decrease in accounts receivable due to improved collection efforts, which was offset by a $0.8 million decrease in accounts payable.
During the three months ended March 31, 2013, operations used $0.3 million of net cash. Our net income of $2.8 million was primarily the result of the gain on the sale of SCC of $4.0 million and a tax benefit of $0.9 million. Without the effects of that gain and tax benefit, our pre-tax loss from continuing operations was $2.2 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.2 million and share-based compensation of $0.3 million, both of which are non-cash items that do not impact cash flow for the period. Additionally, changes in working capital provided net cash inflow of $1.3 million, consisting of a $2.0 million decrease in accounts receivable due to improved collection efforts, partially offset by a $0.2 million decrease in accounts payable and accrued liabilities and $0.3 million decrease in deferred credits.
Our cash provided by investing activities is composed of purchases of equipment and capitalized costs associated with the prosecution of patents and the net cash proceeds from our sales of our medical shape sensing business and SCC.
During the three months ended March 31, 2014, we had a net cash inflow of $5.0 million due to the sale of our medical shape sensing business. Also, during the period, we used $0.1 million for equipment purchases and $0.1 million in patent costs associated with certain intangible assets. During the three months ended March 31, 2013, we had a net cash inflow of $4.5 million due to the sale of SCC and used $0.1 million for equipment purchases.
Net cash used in financing activities during the three months ended March 31, 2014 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.4 million partially offset by our receipt of $0.2 million upon the exercise of stock options during the period. Net cash used in financing activities during the three months ended March 31, 2013 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.3 million.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our exposure to market risk is limited to interest rate fluctuations due to changes in the general level of U. S. interest rates.
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

We are exposed to interest rate fluctuations as a result of our term loan and line of credit with SVB each having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which has been the actual interest rate in effect since 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $1.8 million outstanding under the term loan as of March 31, 2014, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $14,000.
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
Foreign Currency Exchange Rate Risk
As of March 31, 2014, all payments made under our research contracts have been denominated in U. S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Pursuant to an Investor Rights Agreement, we recently filed a Form S-3 registration statement registering the potential resale of an aggregate of up to approximately 6.3 million shares of our common stock by our then two largest stockholders, Carilion Clinic, or Carilion and Dr. Kent Murphy. This registration statement has been declared effective by the Securities and Exchange Commission, and Dr. Murphy has sold substantially all of his approximately 2.8 million shares included in the registration statement. As of the date of this report, Carilion continues to hold its approximately 3.5 million shares covered by the registration statement (including approximately 1.3 million shares issuable to Carilion upon conversion of shares of Series A Convertible Preferred Stock that Carilion holds). Because the registration statement is effective, these shares may be sold freely in the public market. Any sales of these shares, or the perception that future sales of shares may occur by Carilion or any of our other significant stockholders, may have a material adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with NASDAQ’s continuing listing standards in respect of our minimum stock price, as further described below.
Our narrowed scope and focus may make it more difficult for us to achieve or maintain operating profitability.
Through the recent sales of SCC to Mac-B and of our medical shape sensing business to Intuitive, we have reduced our overall size and narrowed our focus to one key growth objective: to become the leading provider of fiber optic sensing systems and standard test methods for composite materials. There can be no guarantee that we will be successful in pursuing this objective. Although we anticipate realizing cost savings as a result of the sale of assets to Mac-B and Intuitive, we will continue to incur significant operating expenses associated with our public company infrastructure. Accordingly, we will need to significantly increase the revenues we generate from our remaining operations in order to achieve or maintain operating profitability, and there can be no guarantee that we will be able to do so.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2014, we had approximately 119 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion is our largest institutional stockholder. Since early 2011 the SBA has been in the process of performing a formal size determination that focused on whether or not Carilion is or was our affiliate. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.

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
Technology development revenues, which consist primarily of government-funded research, accounted for approximately 60% and 64% of our consolidated total revenues for the three months ended March 31, 2014 and 2013, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
Our contract research customer base includes government agencies, corporations and academic institutions. Our customers are not obligated to extend their agreements with us and may elect not to do so. Also, our customers’ priorities regarding funding for certain projects may change and funding resources may no longer be available at previous levels.

In addition, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act, which is split equally between defense and non-defense programs, went into effect on March 1, 2013. The appropriate resolution reflecting a budget deal for fiscal years 2014 and 2015 reduces but does not eliminate these sequestration cuts. Any spending cuts required by “sequestration” could have a material adverse effect on our technology development revenues and, consequently, our results of operations. While the exact manner in which this “sequestration” may impact our business remains unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
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
We realized a net loss from continuing operations of $1.1 million for the three months ended March 31, 2014, compared to $1.3 million for the same period in 2013. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
Our ability to generate additional revenues and to become profitable will depend on our ability to execute our key growth initiative regarding the development, marketing and sale of sensing products, develop and commercialize innovative technologies, expand our contract research capabilities and sell the products that result from those development initiatives. We are unable to predict when or if we will be able to achieve profitability. If our revenues do not increase, or if our expenses increase at a greater rate than our revenues, we will continue to experience losses. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
If we are unable to manage growth effectively, our revenues and net loss could be adversely affected.

We may need to expand our personnel resources to grow our business effectively. We believe that sustained growth at a higher rate will place a strain on our management as well as on our other human resources. To manage this growth, we must continue to attract and retain qualified management, professional, scientific and technical and operating personnel. If we are unable to recruit a sufficient number of qualified personnel, we may be unable to staff and manage projects adequately, which in turn may slow the rate of growth of our contract research revenues or our product development efforts.
We may not be successful in identifying market needs for new technologies or in developing new products.
Part of our business model depends on our ability to correctly identify market needs for new technologies. We intend to identify new market needs, but we may not always have success in doing so in part because our contract research largely centers on identification and development of unproven technologies, often for new or emerging markets. Furthermore, we must identify the most promising technologies from a sizable pool of projects. If our commercialization strategy process fails to identify projects with commercial potential or if management does not ensure that such projects advance to the commercialization stage, we may not successfully commercialize new products and grow our revenues.
Our growth strategy requires that we also develop successful commercial products to address market needs. We face several challenges in developing successful new products. Many of our existing products and those currently under development are technologically innovative and require significant and lengthy product development efforts. These efforts include planning, designing, developing and testing at the technological, product and manufacturing-process levels. These activities require us to make significant investments. Although there are many potential applications for our technologies, our resource constraints require us to focus on specific products and to forgo other opportunities. We expect that one or more of the potential products we choose to develop will not be technologically feasible or will not achieve commercial acceptance, and we cannot predict which, if any, of our products we will successfully develop or commercialize. The technologies we research and develop are new and steadily changing and advancing. The products that are derived from these technologies may not be applicable or compatible with the state of technology or demands in existing markets. Our existing products and technologies may become uncompetitive or obsolete if our competitors adapt more quickly than we do to new technologies and changes in customers’ requirements. Furthermore, we may not be able to identify if and when new markets will open for our products given that future applications of any given product may not be readily determinable, and we cannot reasonably estimate the size of any markets that may develop. If we are not able to successfully develop new products, we may be unable to increase our product revenues.
We face and will face substantial competition in several different markets that may adversely affect our results of operations.
We face and will face substantial competition from a variety of companies in several different markets. As we focus on developing marketing and selling fiber optic sensing products, we may also face substantial and entrenched competition in that market.
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
If our manufacturing facilities do not meet Federal, state or foreign country manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in product delivery delays and negatively impact revenues.
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
To be able to market and sell medical products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and we cannot be certain that we will have the resources to be able to pursue such approvals or whether we would receive regulatory approvals in any foreign country in which we plan to market our products. For example, the European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union, which we have not yet obtained and may never obtain. If we fail to obtain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenues will be harmed.

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
(a) Unregistered Sales of Equity Securities during the Three Month Period Ended March 31, 2014
Common Stock Dividend Payable to Carilion
The Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2014, the Series A Preferred Stock issued to Carilion has accrued $739,711 in dividends. The accrued dividend as of March 31, 2014 will be paid by the issuance of 334,348 shares of the Company’s common stock, which the Company will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
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

Luna Innovations Incorporated
Date:	May 13, 2014	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1*+
Asset Purchase Agreement by and between Luna Innovations Incorporated and Luna Technologies, Inc., and Intuitive Surgical Operations, Inc., and Intuitive Surgical International, Ltd., dated as of January 17, 2014

10.1*	2014 Senior Management Incentive Plan

10.2*
Cross-License Agreement by and among Luna Innovations Incorporated and Luna Technologies, Inc., and Intuitive Surgical Operations, Inc., and Intuitive Surgical International, Ltd., dated as of January 17, 2014

10.3*	Consent, Release and Fifth Loan Modification Agreement between Luna Innovations Incorporated and Silicon Valley Bank dates as of January 21, 2014

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31,2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

______________

*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.

+	Pursuant to item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be furnished to the Securities and Exchange Commission upon request.

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