Form 10-Q
period 2014-06-30
LUNA INNOVATIONS INC
filed 2014-08-14
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2014, there were 15,003,181 shares of the registrant’s common stock outstanding.

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

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,674,973	$7,778,541
Accounts receivable, net	5,481,642	5,408,281
Inventory, net	3,314,608	3,346,177
Prepaid expenses	582,934	708,974
Other current assets	70,207	70,208
Total current assets	24,124,364	17,312,181
Property and equipment, net	1,939,607	2,060,709
Intangible assets, net	188,816	288,475
Other assets	5,126	42,710
Total assets	$26,257,913	$19,704,075
Liabilities and stockholders’ equity
Liabilities:
Current Liabilities:
Current portion of long-term debt obligation	$1,375,000	$1,500,000
Current portion of capital lease obligation	68,640	66,617
Accounts payable	1,520,093	1,401,764
Accrued liabilities	2,781,931	3,546,585
Deferred credits	391,712	691,424
Total current liabilities	6,137,376	7,206,390
Long-term debt obligation	—	625,000
Long-term lease obligation	75,474	110,307
Total liabilities	6,212,850	7,941,697
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 15,003,901 and 14,527,335 shares issued at June 30, 2014 and December 31, 2013, respectively	15,299	14,842
Less treasury stock at cost, 22,725 shares at June 30, 2014 and zero at December 31, 2013	(32,221)	—
Additional paid-in capital	63,503,505	62,756,571
Accumulated deficit	(43,442,842)	(51,010,357)
Total stockholders’ equity	20,045,063	11,762,378
Total liabilities and stockholders’ equity	$26,257,913	$19,704,075
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$3,219,435	$2,807,296	$5,894,887	$5,434,537
Products and licensing revenues	2,008,862	2,023,668	3,805,291	3,501,795
Total revenues	5,228,297	4,830,964	9,700,178	8,936,332
Cost of revenues:
Technology development costs	2,388,801	2,209,158	4,413,956	4,394,072
Products and licensing costs	851,490	844,441	1,746,130	1,583,130
Total cost of revenues	3,240,291	3,053,599	6,160,086	5,977,202
Gross Profit	1,988,006	1,777,365	3,540,092	2,959,130
Operating expense:
Selling, general and administrative	2,466,626	2,875,461	5,221,704	5,538,569
Research, development and engineering	484,509	641,790	1,233,663	1,401,781
Total operating expense	2,951,135	3,517,251	6,455,367	6,940,350
Operating loss	(963,129)	(1,739,886)	(2,915,275)	(3,981,220)
Other income/(expense):
Other income, net	29,325	94,990	111,431	193,144
Interest expense	(27,302)	(49,781)	(59,667)	(107,960)
Total other income	2,023	45,209	51,764	85,184
Loss from continuing operations before income taxes	(961,106)	(1,694,677)	(2,863,511)	(3,896,036)
Income tax benefit	(375,983)	(659,341)	(1,145,173)	(1,541,768)
Net loss from continuing operations	(585,123)	(1,035,336)	(1,718,338)	(2,354,268)
Operating income/(loss) from discontinued operations, net of $0.0, $0.3 million, $0.0 million and $0.3 million related income tax, respectively	—	447,592	(28,076)	505,624
(Loss)/gain on sale, net of $0.4 million, $0.3 million, $1.3 million and $1.3 million of related income taxes, respectively	(330,716)	(364,338)	9,370,799	3,682,159
(Loss)/income from discontinued operations, net of income taxes	(330,716)	83,254	9,342,723	4,187,783
Net (loss)/income	(915,839)	(952,082)	7,624,385	1,833,515
Preferred stock dividend	27,334	26,366	56,870	49,995
Net (loss)/income attributable to common stockholders	$(943,173)	$(978,448)	$7,567,515	$1,783,520
Net loss per share from continuing operations:
Basic	$(0.04)	$(0.07)	$(0.12)	$(0.17)
Diluted	$(0.04)	$(0.07)	$(0.12)	$(0.17)
Net (loss)/income per share from discontinued operations:
Basic	$(0.02)	$0.01	$0.63	$0.29
Diluted	$(0.02)	$—	$0.54	$0.25
Net (loss)/income per share attributable to common stockholders:
Basic	$(0.06)	$(0.07)	$0.51	$0.13
Diluted	$(0.06)	$(0.07)	$0.44	$0.11
Weighted average common shares and common equivalent shares outstanding:
Basic	14,817,084	14,362,494	14,722,474	14,206,598
Diluted	14,817,084	16,723,796	17,201,639	16,558,246
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Cash flows used in operating activities
Net income	$7,624,385	$1,833,515
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	336,564	489,244
Share-based compensation	488,593	618,084
Gain on sale of discontinued operations, net of income taxes	(9,370,799)	(3,682,159)
Bad debt expense	—	124,810
Tax benefit from utilization of loss from current year operations	(1,163,301)	(1,207,493)
Change in assets and liabilities:
Accounts receivable	(73,857)	834,122
Inventory	(6,796)	(309,217)
Other current assets	72,141	(40,647)
Other assets	37,584	72,584
Accounts payable and accrued expenses	(761,149)	174,916
Deferred credits	(299,712)	(221,553)
Net cash used in operating activities	(3,116,347)	(1,313,794)
Cash flows provided by investing activities
Acquisition of property and equipment	(135,136)	(69,108)
Intangible property costs	(138,118)	(145,858)
Proceeds from sale of discontinued operations, net of fees	10,927,268	4,522,460
Net cash provided by investing activities	10,654,014	4,307,494
Cash flows used in financing activities
Payments on capital lease obligations	(32,810)	(26,641)
Payment of debt obligations	(750,000)	(625,000)
Purchase of treasury stock	(32,221)	—
Proceeds from the exercise of options and warrants	173,796	60,349
Net cash used in financing activities	(641,235)	(591,292)
Net increase in cash and cash equivalents	6,896,432	2,402,408
Cash and cash equivalents—beginning of period	7,778,541	6,340,461
Cash and cash equivalents—end of period	$14,674,973	$8,742,869
Supplemental disclosure of cash flow information
Cash paid for interest	$54,688	$84,917
Dividend on preferred stock, 39,646 shares of common stock issuable for the quarter ended June 30, 2014 and 2013	$56,870	$49,995
Cash paid for income taxes	$—	$14,010
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic sensing, test and measurement products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from continuing operations from 2005 through the six months ended June 30, 2014. We have historically managed our liquidity through cost reduction initiatives, debt financings and capital market transactions.
Since the second half of 2008, the increased turmoil in the U.S. and global capital markets and a global slowdown of economic growth created a substantially more difficult business environment. Our ability to access the capital markets may be limited. Economic and market conditions may not improve significantly during the remainder of 2014 and could get worse.
Although there can be no guarantees, we believe that our current cash balance will provide adequate liquidity for us to meet our working capital needs over the next twelve months.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Earnings Per Share

	Net loss per share from continuing operations				Net income attributable to common stockholders per share
	For the three months ended June 30,		For the six months ended June 30,		For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(585,123)	$(1,035,336)	$(1,718,338)	$(2,354,268)
Net (loss)/income attributable to stockholders					$(943,173)	(978,448)	$7,567,515	$1,783,520
Denominator:
Basic weighted average common shares outstanding	14,817,084	14,362,494	14,722,474	14,206,598	14,817,084	14,362,494	14,724,955	14,206,598
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	—	—	—	—	—	—	813,391	831,124
Convertible preferred stock	—	—	—	—	—	—	1,321,514	1,321,514
Preferred stock dividends	—	—	—	—	—	—	344,260	264,968
Diluted weighted average common shares outstanding	14,817,084	14,362,494	14,722,474	14,206,598	14,817,084	14,362,494	17,204,120	16,624,204
Basic net loss per share from continuing operations	$(0.04)	$(0.07)	$(0.12)	$(0.17)
Diluted net loss per share from continuing operations	$(0.04)	$(0.07)	$(0.12)	$(0.17)
Basic net income per share attributable to common stockholders					$(0.06)	$(0.07)	$0.51	$0.13
Diluted net income per share attributable to common stockholders					$(0.06)	$(0.07)	$0.44	$0.11
Weighted-average anti-dilutive shares related to:
Outstanding stock options	5,558,936	4,277,948	5,558,936	4,277,948	5,558,936	4,277,948	3,673,729	4,277,948
Convertible preferred stock	1,321,514	1,321,514	1,321,514	1,321,514	1,321,514	1,321,514	—	—
Preferred stock dividends	354,171	274,879	344,260	264,968	354,171	274,879	—	—
Restricted stock	272,631	201,106	270,737	199,010	272,631	201,106	—	—
Carilion warrants	366,000	366,000	366,000	366,000	366,000	366,000	366,000	366,000

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
The fair value of each option granted during the six months ended June 30, 2014 and 2013 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30, 2014	Six months ended June 30, 2013
Risk-free interest rate	2.14%	1.27 - 1.33%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	106%	108%
A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the six months ended June 30, 2014:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2014	5,279,229	$0.35 - $6.55	$2.11	$784,154	4,012,378	$2.28	$697,826
Granted	735,750	$1.37 - $1.53	$1.40
Exercised	(208,066)	$0.35 - $1.27	$0.84
Canceled	(247,977)	$0.82 - $2.46	$1.40
Balance, June 30, 2014	5,558,936	$0.35 - $6.55	$2.09	$602,590	4,131,858	$2.30	$572,714

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At June 30, 2014, the outstanding stock options to purchase an aggregate of 5.6 million shares had a weighted average remaining contractual term of 5.9 years, and the exercisable stock options to purchase an aggregate of 4.1 million shares had a weighted average remaining contractual term of 4.9 years.
For the three months ended June 30, 2014 and 2013, we recognized $0.3 million and $0.3 million, respectively, and for the six months ended June 30, 2014, and 2013, we recognized $0.5 million and $0.6 million, respectively, in share-based compensation expense, which is included in our selling, general and administrative expenses in the accompanying consolidated financial statements.

We expect to recognize $1.7 million in share-based compensation expense over the weighted average remaining service period of 1.5 years for stock options outstanding as of June 30, 2014.
During the three months ended June 30, 2014, we repurchased 27,725 shares of common stock, at an average share price of $1.42 per share, pursuant to the election of the holders in order to satisfy tax withholding requirements with respect to the vesting of their respective restricted stock awards.

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

On March 1, 2013, we completed the sale of our Secure Computing and Communications group, ("SCC"), which was part of our Technology Development segment, to an unaffiliated third party for a gross sales price of $6.1 million of cash. Prior to the sale, SCC provided innovative solutions designed to secure critical technologies within the U.S. government. SCC conducted applied research and provided services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. Of the purchase price, we received approximately $5.4 million at closing and $110,000 on December 31, 2013. During December 2013, an additional $475,000 in purchase price was released to us from escrow and another $125,000 is in escrow and may be released 18 months after the closing of the transaction, subject to any indemnification claims of the acquirer. The acquirer has not informed us of any such indemnification claims. In connection with the sale, we incurred approximately $0.9 million in transaction costs that included various charges related to investment banker and legal fees. In addition, the acquirer entered into a sublease with us for the facilities historically occupied by SCC through April 30, 2014 for a total of $27,000 during the three months ended June 30 and $106,000 for the six months ended June 30, 2014. In the transaction, we sold the equipment, contracts and intellectual property associated with SCC. Approximately 20 employees of SCC transferred to the acquirer. Included in the transaction were current assets of approximately $0.2 million and long term assets with a net book value of approximately $0.1 million, at February 28, 2013.We recorded an aggregate after-tax gain on the sale of SCC of $3.3 million or $0.20 per diluted share in our results of operations for the year ended December 31, 2013.
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
On January 21, 2014, we completed the sale of our medical shape sensing business, which was part of our Products and Licensing segment, to an unaffiliated third party for a gross sales price of up to $30.0 million, of which $12.0 million in cash was received in two installments, and up to $8.0 million is payable to us in the future upon the accomplishment by the buyer of certain technical specifications and we may receive up to $10.0 million in potential future royalties. We had been engaged since 2007 in various development projects developing a fiber optic-based shape sensing and position tracking system to be integrated in the buyer's products. Also as part of the transaction, the buyer has hired certain employees of Luna, many of whom were historically engaged in this development project. In connection with this sale, we incurred approximately $1.3 million in transaction costs that included various charges related to investment banker and legal fees, along with discretionary bonus to a former employee who was hired by the buyer. Included in the transaction were current and long term assets with a net book value of approximately $0.3 million on January 20, 2014. Our medical shape sensing business accounted for12% of our revenues and 10% of our costs of revenues for the year ended December 31, 2013. We recorded an aggregate after-tax loss on the sale of medical shape sensing business of $0.3 million or $0.02 per diluted share for the three months ended June 30,

2014, due to intraperiod allocation of income taxes in the second quarter of 2014 and a gain of $9.4 million or $0.54 per diluted share for the six months ended June 30, 2014.
We have reported the results of operations of SCC and our medical shape sensing business as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued groups' income before allocations.
The key components of income from discontinued operations were as follows:

	Three Months Ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net revenues	$—	$1,731,959	$—	$2,765,083
Cost of revenues	—	988,734	46,204	1,695,439
Operating expenses	—	—	—	229,745
Income/(loss) before income taxes	—	743,225	(46,204)	839,899
Allocated tax expense/(benefit)	—	295,633	(18,128)	334,275
Operating (loss)/ income from discontinued operations	—	447,592	(28,076)	505,624
(Loss)/gain on sale, net of $0.4 million, $0.3 million, $1.3 million and $1.3 million of related income taxes, respectively	(330,716)	(364,338)	9,370,799	3,682,159
(Loss)/income from discontinued operations, net of income taxes	$(330,716)	$83,254	$9,342,723	$4,187,783

3.	Inventory
Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.
Components of inventory are as follows:

	June 30, 2014	December 31, 2013
Finished goods	$714,622	$719,574
Work-in-process	401,441	361,754
Parts	2,405,808	2,339,595
	3,521,871	3,420,923
Less: Inventory reserves	207,263	74,746
Total inventory, net	$3,314,608	$3,346,177

4.    Accrued Liabilities

	June 30, 2014	December 31, 2013
Accrued compensation	$1,754,014	$2,205,612
Accrued sub-contracts	265,628	297,510
Accrued professional fees	19,264	279,991
Accrued income tax	184,792	13,143
Deferred rent	84,569	102,569
Royalties	222,080	291,442
Warranty reserve	56,700	56,700
Claims reserve	—	92,167
Accrued liabilities - other	194,884	207,451
Total Accrued Liabilities	$2,781,931	$3,546,585

5.	Debt
Silicon Valley Bank Credit Facilities
We currently have a Loan and Security Agreement with Silicon Valley Bank (“SVB”) in which we have a term loan with an original borrowing amount of $6.0 million (the “Term Loan”). The Term Loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and unless earlier terminated, matures on the earlier of either May 1, 2015 or an event of a default under the loan agreement. The Term Loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%, currently 6%. We may repay amounts due under the Term Loan at any time with no penalties.
In addition to the terms and conditions of the Term Loan, the loan and security agreement also previously included a revolving credit facility (the "Line of Credit") with a maximum borrowing capacity of $1.0 million. The interest rate on the Line of Credit was SVB’s prime rate plus 1.25%, payable monthly in arrears, and we were required to pay an unused Line of Credit fee of one-quarter of one percent (0.25%), payable monthly. The Line of Credit had a maturity date of May 17, 2014, and we did not renew the Line of Credit upon its maturity.
Amounts due under the Term Loan are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
On March 21, 2013, we entered into a Fourth Loan Modification Agreement with SVB that replaced the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million with SVB. Effective on January 21, 2014, in connection with our sale of assets to Intuitive, this covenant was modified to reduce the required minimum cash balance to $3.5 million. The Term Loan also requires us to observe a number of operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of June 30, 2014, we were in compliance with all covenants under the Term Loan.
In addition, the Term Loan contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Term Loan and foreclose on the collateral. Furthermore, an event of default under the Term Loan would result in an increase in the interest rate on any amounts outstanding. As of June 30, 2014, there were no events of default on our Term Loan.
The balance under the Term Loan at June 30, 2014 was $1.4 million, all of which was classified as short-term.

6.	Capital Stock and Additional Paid-in Capital
The following details our equity transactions during the six months ended June 30, 2014:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	$
Balances, December 31, 2013	1,321,514	1,322	14,527,335	14,842	—	—	62,756,571
Exercise of stock options	—	—	208,066	208	—	—	173,588
Share-based compensation	—	—	268,500	209	—	—	516,494
Stock dividends to Carilion Clinic(1)	—	—	—	40	—	—	56,852
Purchase of treasury stock					(22,725)	(32,221)
Balances, June 30, 2014	1,321,514	1,322	15,003,901	15,299	(22,725)	(32,221)	63,503,505

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to June 30, 2014. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2014, the Series A Preferred Stock issued to Carilion has accrued $767,046 in dividends. The accrued and unpaid dividends as of June 30, 2014 will be paid by the issuance of 354,171 shares of our common stock upon Carilion’s written request.

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
Through June 30, 2014, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenue and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 10, 2014 and amended on April 15, 2014).

The table below presents revenues and operating loss for reportable segments not including discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$3,219,435	$2,807,296	$5,894,887	$5,434,537
Products and licensing revenues	2,008,862	2,023,668	3,805,291	3,501,795
Total revenues	$5,228,297	$4,830,964	$9,700,178	$8,936,332
Technology development operating (loss)/income	$(1,007,494)	$611,946	$(2,535,140)	$(339,817)
Products and licensing operating income/(loss)	44,365	(2,351,832)	(380,135)	(3,641,403)
Total operating loss	$(963,129)	$(1,739,886)	$(2,915,275)	$(3,981,220)
Depreciation, technology development	$53,992	$84,593	$110,735	$186,157
Depreciation, products and licensing	$33,690	$60,980	$71,790	$118,122
Amortization, technology development	$28,681	$67,063	$92,974	$111,577
Amortization, products and licensing	$17,896	$48,343	$61,065	$73,388
The table below presents assets for reportable segments:

	June 30, 2014	December 31, 2013
Total segment assets:
Technology development	$16,168,868	$10,208,433
Products and licensing	10,089,045	9,495,642
Total	$26,257,913	$19,704,075
Property plant and equipment, and intangible assets, technology development	$1,194,354	$1,217,083
Property plant and equipment, and intangible assets, products and licensing	$745,253	$1,132,101
There are no material inter-segment revenues for any period presented.
The United States Government accounted for approximately 63% and 60% of total consolidated revenues for the three months ended June 30, 2014 and 2013, respectively, and 61% and 63% of total consolidated revenues for the six months ended June 30, 2014 and 2013, respectively.
International revenues (customers outside the United States) accounted for approximately 16% and 18% of total consolidated revenues for the three months ended June 30, 2014 and 2013, respectively and 17% and 23% of total consolidated revenues for the six months ended June 30, 2014 and 2013, respectively.

8.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.
In the fourth quarter of 2013 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in 2013. At June 30, 2014, approximately $0.9 million of this commitment remained.
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
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic sensing products, as well as test and measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 38% and 42% of our total revenues for the three months ended June 30, 2014 and 2013, respectively and 39% for each of the six months ended June 30, 2014 and 2013.
Our Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Technology Development segment comprised approximately 62% and 58% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 61% for each of the six months ended June 30, 2014 and 2013, respectively. Our Technology Development segment predominantly performs applied research in the areas of sensing and materials. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues increased from $2.8 million in the three months ended June 30, 2013 to $3.2 million for the three months ended June 30, 2014. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $12.1 million at June 30, 2014 and $8.7 million at December 31, 2013.
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

As described in Note 2 to our consolidated financial statements included in this report, during the quarter ended March 31, 2014, we sold our shape sensing business in the medical field to affiliates of Intuitive Surgical Inc., or Intuitive. As a part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. Furthermore, in March 2013 we sold the assets associated with our secure computing and communications group, or SCC, to MacAulay-Brown, Inc., or Mac-B, another defense contractor. As a result of these sales, we have reported the results of operations from medical shape sensing and SCC as discontinued operations in our consolidated financial statements included elsewhere in this report. Net loss from continuing operations was $0.6 million for the quarter ended June 30, 2014, compared to $1.0 million for the quarter ended June 30, 2013. After giving effect to the results of discontinued operations, which consisted of a $0.3 million loss, as a result of the intraperiod allocation of income taxes, we recorded net loss attributable to common stockholders of approximately $0.9 million for the quarter ended June 30, 2014. For the quarter ended June 30, 2013, we recorded a net loss attributable to common stockholders of approximately $1.0 million, which included the results of operations of our medical shape sensing business for the period, net of tax and tax expense associated with the sale of SCC.
We may incur increasing expenses as we seek to expand our business, including expenses for research and development, sales and marketing and manufacturing capabilities. We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial.
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
Our sales of SCC in 2013 and of our medical shape sensing business in 2014 are expected to result in lower revenues than historically realized until we can increase revenues significantly, primarily from product sales. As a result, we may incur greater net losses than we have in prior years.
Description of Our Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 62% and 58% of our total revenues for the three months ended June 30, 2014 and 2013, respectively and 61% for each of the six months ended June 30, 2014 and 2013.
Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 38% and 42% of our total revenues for the three months ended June 30, 2014 and 2013, respectively and 39% each for the six months ended June 30, 2014 and 2013.
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
Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenues

	Three months ended June 30,		Change
	2014	2013
Revenues:
Technology development revenues	$3,219,435	$2,807,296	$412,139	15%
Products and licensing revenues	2,008,862	2,023,668	$(14,806)	(1)%
Total revenues	$5,228,297	$4,830,964	$397,333	8%
Revenues from our Technology Development segment increased $0.4 million due primarily to an increase of $0.2 million in subcontractor costs, particularly within development programs in our biomedical and nanomaterials groups, which are passed through to our customers with an administrative mark up.
Revenues from our Products and Licensing segment did not change significantly compared to the second quarter of 2013.
Cost of Revenues and Gross Profit

	Three months ended June 30,		Change
	2014	2013
Cost of revenues:
Technology development costs	$2,388,801	$2,209,158	$179,643	8%
Products and licensing costs	851,490	844,441	$7,049	1%
Total cost of revenues	$3,240,291	$3,053,599	$186,692	6%
Gross Profit	$1,988,006	$1,777,365	$210,641	12%
The cost of our Technology Development segment revenues increased primarily due to $0.2 million increase in costs incurred for subcontractors associated with development programs in our biomedical and nanomaterials groups. These costs may not recur at these levels in future quarters.
The costs from our Products and Licensing segment did not change significantly compared to the second quarter of 2013.
Because of the overall increase in revenues of 8% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and an increase of 6% associated cost of revenues, our gross profit increased to $2.0 million for the three months ended June 30, 2014, compared to $1.8 million for the three months ended June 30, 2013.
Operating Expense

	Three months ended June 30,		Change
	2014	2013
Operating expense:
Selling, general and administrative	$2,466,626	$2,875,461	$(408,835)	(14)%
Research, development and engineering	484,509	641,790	$(157,281)	(25)%
Total operating expense	$2,951,135	$3,517,251	$(566,116)	(16)%
Our selling, general and administrative expense decreased 14% during the three months ended June 30, 2014, as compared to the same period in 2013. The decrease is attributable to numerous cost reductions, including headcount reductions in administrative roles following the sale of the medical shape sensing business in the first quarter of 2014, reduced professional fees in areas such as legal and investor relations and lower costs for share-based compensation.
Research, development and engineering expense decreased 25% primarily due to lower headcount resulting from the transfer of engineering employees as part of the sale of our medical shape sensing business in addition to reduced spending for lab supplies for the period.
Other Income
During the three months ended June 30, 2014 and 2013, we recognized approximately $27,000 and $80,000, respectively, of rent from Mac-B for the partial sublease of our Roanoke facility. This sublease expired on April 30, 2014. Also, for the quarter ended June 30, 2013, we recognized approximately $15,000 of other income resulting from the amortization of the discount received on the settlement of our debt with Hansen Medical, Inc., or Hansen.

Interest Expense
Interest expense for the three months ended June 30, 2014 was approximately $27,000 compared to interest expense of approximately $50,000 during the same period in 2013. The monthly average loan balance during the three months ended June 30, 2014 was $1.5 million compared to $3.0 million for the same period in 2013. The lower average loan balance accounted for the decrease in interest expense.

Net Loss from Continuing Operations
As a result of the foregoing, during the three months ended June 30, 2014, we incurred a loss from continuing operations before income taxes of approximately $1.0 million, compared to a loss from continuing operations before income taxes of approximately $1.7 million for the three months ended June 30, 2013. We recorded an income tax benefit related to our net operating losses of $0.4 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively. After recognition of the tax benefit, our net loss from continuing operations was $0.6 million for the three months ended June 30, 2014 compared to a net loss from continuing operations of $1.0 million for the three months ended June 30, 2013.
Net (Loss)/Income from Discontinued Operations
For the three months ended June 30, 2014, we recognized net loss from discontinued operations of $0.3 million, compared to net income from discontinued operations of $0.1 million for the same period in 2013. For the three months ended June 30, 2014, this loss resulted from the intraperiod allocation of income taxes in the second quarter of 2014 in connection with the sale of our medical shape sensing business that occurred during the first quarter of 2014.
For the three months ended June 30, 2013, net income from discontinued operations consisted of $0.4 million of operating income from our medical shape sensing business, which was almost entirely offset by a $0.4 million million loss resulting from the intraperiod allocation of income taxes in the second quarter of 2013 in connection with the sale of our SCC business in the first quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenues

	Six months ended June 30,		Change
	2014	2013
Revenues:
Technology development revenues	$5,894,887	$5,434,537	$460,350	8%
Products and licensing revenues	3,805,291	3,501,795	$303,496	9%
Total revenues	$9,700,178	$8,936,332	$763,846	9%
Revenues from our Technology Development segment increased $0.5 million due primarily to growth in our biomedical and nanomaterials groups, which largely resulted from higher costs of subcontractors, whose costs are passed through to the customer, during the second quarter of 2014 and may not recur at such levels in future quarters.
Revenues from our Products and Licensing segment increased by $0.3 million. This increase in our Products and Licensing revenues was primarily attributable to higher sales of telecom test and measurement equipment in the first quarter of 2014.

Cost of Revenues and Gross Profit

	Six months ended June 30,		Change
	2014	2013
Cost of revenues:
Technology development costs	$4,413,956	$4,394,072	$19,884	Less than 1%
Products and licensing costs	1,746,130	1,583,130	$163,000	10%
Total cost of revenues	$6,160,086	$5,977,202	$182,884	3%
Gross Profit	$3,540,092	$2,959,130	$580,962	20%
The cost of our Technology Development segment remained relatively unchanged for the six months ended June 30, 2014 compared to the same period last year as a $0.3 million increase in costs of subcontractors were offset by a $0.3 million decrease in overhead expenses.
The cost of revenues in our Products and Licensing segment increased 10% commensurate with the growth in product sales for the same period.

Because of the overall increase in revenues of 9% in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, and an increase of 3% associated cost of revenues, our gross profit increased to $3.5 million for the six months ended June 30, 2014, compared to $3.0 million for the six months ended June 30, 2013.
Operating Expense

	Six months ended June 30,		Change
	2014	2013
Operating expense:
Selling, general and administrative	$5,221,704	$5,538,569	$(316,865)	(6)%
Research, development and engineering	1,233,663	1,401,781	$(168,118)	(12)%
Total operating expense	$6,455,367	$6,940,350	$(484,983)	(7)%
Our selling, general and administrative expense decreased 6% during the six months ended June 30, 2014, as compared to the same period in 2013. The decrease was primarily due to cost reduction initiatives in the second quarter of 2014 following the sale of our medical shape sensing business. These savings resulted from headcount reductions in administrative roles and reduced professional fees for legal and investor relations services. Share-based compensation expenses also decreased by $0.1 million.
Research, development and engineering expense decreased 12% due to lower headcount following the transfer of certain engineering employees to Intuitive Surgical as part of the sale of our medical shape sensing business.
Other Income
We recognized approximately $106,000 for each of the six months ended June 30, 2014 and 2013, of rent from Mac-B for the partial sublease of our Roanoke facility. As noted above, this sublease expired on April 30, 2014. Also, for the six months ended June 30, 2013, we recognized approximately $48,000 in other income in connection with the receipt of an insurance policy profit share.
Interest Expense
Interest expense for the six months ended June 30, 2014 was approximately $60,000 compared to interest expense of approximately $108,000 during the same period in 2013. The monthly average loan balance during the six months ended June 30, 2014 was $1.7 million compared to $3.3 million for the same period in 2013. The lower average loan balance accounted for the decrease in interest expense.

Net Loss from Continuing Operations
As a result of the foregoing, during the six months ended June 30, 2014, we incurred a loss from continuing operations before income taxes of approximately $2.9 million, compared to a loss from continuing operations before income taxes of approximately $3.9 million for the six months ended June 30, 2013. We recorded an income tax benefit related to our net operating losses of $1.1 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. After recognition of the tax benefit, our loss from continuing operations was $1.7 million for the six months ended June 30, 2014 compared to a loss from continuing operations of $2.4 million for the six months ended June 30, 2013.
Net Income from Discontinued Operations
For the six months ended June 30, 2014, we recognized net income from discontinued operations of $9.3 million, compared to net income from discontinued operations of $4.2 million for the same period in 2013. For the six months ended June 30, 2014, this income resulted from the sale of our medical shape sensing business that occurred during the first quarter of 2014.
For the six months ended June 30, 2013, net income from discontinued operations consisted of $3.7 million gain on the sale of our SCC business, net of tax, in addition to operating income from our medical shape sensing business of $0.5 million, partially offset by an operating loss of $0.1 million from our SCC business for the two months prior to its sale on March 1, 2013.

Liquidity and Capital Resources
At June 30, 2014, our total cash and cash equivalents were $14.7 million.
We have a term loan with SVB which at June 30, 2014 had a balance of $1.8 million. This term loan matures on May 1, 2015. We also previously maintained a revolving line of credit of up to $1.0 million with SVB, under which no amounts were borrowed. The line of credit expired on May 18, 2014, and we did not renew the line of credit. The terms and conditions of our term loan and prior line of credit are described in Note 5 of our consolidated financial statements included in this report.
We believe that our cash balance as of June 30, 2014 will provide adequate liquidity for us to meet our working capital needs over the next twelve months.
Discussion of Cash Flows
Recent Activity

	Six months ended
	2014	2013	Change
Net cash used in operating activities	$(3,116,347)	$(1,313,794)	$(1,802,553)
Net cash provided by investing activities	10,654,014	4,307,494	$6,346,520
Net cash used in financing activities	(641,235)	(591,292)	$(49,943)
Net change in cash	$6,896,432	$2,402,408	$4,494,024
During the first six months of 2014, operations used $3.1 million of net cash, as compared to the same period in 2013 in which operations used $1.3 million of net cash. During the first six months of 2014, our net income of $7.6 million was primarily the result of the after-tax gain on the sale of our medical shape sensing business of $9.4 million and a tax benefit of $1.1 million. Without the effects of that gain and tax benefit, our pre-tax loss from continuing operations was approximately $2.9 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.3 million and share-based compensation of $0.5 million both of which are non-cash items that do not impact cash flow for the period. Additionally, changes in working capital resulted in a net cash out flow of $1.0 million, consisting primarily of a $0.8 million decrease in accounts payable, due primarily to timing differences between receiving goods and services and remitting the payment, a $0.3 million decreased in deferred credits and a $0.1 million increase in accounts receivable due to timing differences between recognizing a sale and collecting the cash, which was partially offset by a $0.1 million decrease in other assets.
During the six months ended June 30, 2013, operations used $1.3 million of net cash. Our net income of $1.8 million was primarily the result of the gain on the sale of SCC of $3.7 million and a tax benefit of $1.5 million. Without the effects of that gain and tax benefit, our pre-tax loss from continuing operations was $3.9 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.5 million and share-based compensation of $0.6 million, both of which are non-cash items that do not impact cash flow for the period. Additionally, changes in working capital provided net cash inflow of $0.5 million, consisting of a $0.8 million decrease in accounts receivable due to improved collection efforts and a $0.2 million increase in accounts payable and accrued liabilities partially off set by a $0.2 million decrease in deferred credits.
Our cash provided by investing activities is composed of purchases of equipment and capitalized costs associated with the prosecution of patents and the net cash proceeds from our sales of our medical shape sensing business and SCC.
During the six months ended June 30, 2014, we had a net cash inflow of $10.9 million due to the sale of our medical shape sensing business. Also, during the period, we used $0.1 million for equipment purchases and $0.1 million in patent costs associated with certain intangible assets. During the six months ended June 30, 2013, we had a net cash inflow of $4.5 million due to the sale of SCC and used $0.1 million for both equipment purchases and patent costs associated with certain intangible assets.
Net cash used in financing activities during the six months ended June 30, 2014 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.8 million partially offset by our receipt of $0.2 million upon the exercise of stock options during the period. Net cash used in financing activities during the six months ended June 30, 2013 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.7 million which was partially offset by our receipt of $0.1 million upon exercise of stock options and warrants during the period.
.
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
We are exposed to interest rate fluctuations as a result of our term loan with SVB having a variable interest rate. However, the term loan has a minimum fixed interest rate of 6%, which has been the actual interest rate in effect since 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $1.4 million outstanding under the term loan as of June 30, 2014, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $7,000.
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
Foreign Currency Exchange Rate Risk
As of June 30, 2014, all payments made under our research contracts have been denominated in U. S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Pursuant to an Investor Rights Agreement, we filed a Form S-3 registration statement earlier in 2014 registering the potential resale of an aggregate of up to approximately 6.3 million shares of our common stock by our then two largest stockholders, Carilion Clinic, or Carilion and Dr. Kent Murphy. This registration statement has been declared effective by the Securities and Exchange Commission, and Dr. Murphy has sold substantially all of his approximately 2.8 million shares included in the registration statement. As of the date of this report, Carilion continues to hold its approximately 3.5 million shares covered by the registration statement (including approximately 1.3 million shares issuable to Carilion upon conversion of shares of Series A Convertible Preferred Stock that Carilion holds). Because the registration statement is effective, these shares may be sold freely in the public market. Any sales of these shares, or the perception that future sales of shares may occur by Carilion or any of our other significant stockholders, may have a material adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with NASDAQ’s continuing listing standards in respect of our minimum stock price, as further described below.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2014, we had approximately 117 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.

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
Technology development revenues, which consist primarily of government-funded research, accounted for approximately 62% and 58% of our consolidated total revenues for the three months ended June 30, 2014 and 2013, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
We realized a net loss from continuing operations of $0.6 million for the three months ended June 30, 2014, compared to $1.0 million for the same period in 2013. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
We have obtained capital by borrowing money under a term loan and we might require additional capital to support and expand our business; our term loan has various loan covenants with which we must comply.
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
We have a term loan with Silicon Valley Bank, or SVB, which requires us to observe certain financial and operational covenants, including maintenance of a specified cash balance, protection and registration of intellectual property rights, and certain customary negative covenants, as well as other customary events of default. If any event of default occurs SVB may declare due immediately all borrowings under our term loan and foreclose on the collateral. Furthermore, an event of default would result in an increase in the interest rate on any amounts outstanding.

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
Our business model and future growth depend on our ability to transition to a revenue mix that contains significantly larger product sales and revenues from the provision of services or from licensing. Product sales and these revenues potentially offer greater scalability than contract research revenues. Our current plan is to increase our sales of commercial products, our licensing revenues and our provision of non-research services to customers so as to represent a larger percentage of our total revenues. If we are unable to develop and grow our product sales and revenues from the provision of services or from licensing to augment our contract research revenues, however, our ability to execute our business model or grow our business could suffer. There can be no assurance that we will be able to achieve increased revenues in this manner.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2014
Common Stock Dividend Payable to Carilion
The Company issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of the Company’s common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2014, the Series A Preferred Stock issued to Carilion has accrued $767,046 in dividends. The accrued dividend as of June 30, 2014 will be paid by the issuance of 354,171 shares of the Company’s common stock, which the Company will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2014, we repurchased shares of common stock according to the following schedule pursuant to the election of the holders to satisfy tax withholding requirements with respect to the vesting of their respective restricted stock awards.

Month purchased	Number of shares	Average price paid per share
April	—	N/A
May	1,875	$1.42
June	20,850	$1.42

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated
Date:	August 14, 2014	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Unaudited Consolidated Financial Statements.

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