Form 10-Q
period 2014-09-30
LUNA INNOVATIONS INC
filed 2014-11-06
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2014, there were 15,049,698 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,430,156	$7,778,541
Accounts receivable, net	5,267,953	5,408,281
Inventory, net	3,400,132	3,346,177
Prepaid expenses	675,933	708,974
Other current assets	220,207	70,208
Total current assets	23,994,381	17,312,181
Property and equipment, net	1,917,164	2,060,709
Intangible assets, net	180,718	288,475
Other assets	1,995	42,710
Total assets	$26,094,258	$19,704,075
Liabilities and stockholders’ equity
Liabilities:
Current Liabilities:
Current portion of long-term debt obligation	$1,000,000	$1,500,000
Current portion of capital lease obligation	69,675	66,617
Accounts payable	1,508,790	1,401,764
Accrued liabilities	3,458,456	3,546,585
Deferred credits	404,487	691,424
Total current liabilities	6,441,408	7,206,390
Long-term debt obligation	—	625,000
Long-term lease obligation	57,662	110,307
Total liabilities	6,499,070	7,941,697
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 15,049,698 and 14,527,335 shares issued, 15,026,973 and 14,527,335 shares outstanding at September 30, 2014 and December 31, 2013	15,387	14,842
Less treasury stock at cost, 22,725 shares at September 30, 2014 and zero at December 31, 2013	(32,221)	—
Additional paid-in capital	63,824,535	62,756,571
Accumulated deficit	(44,213,835)	(51,010,357)
Total stockholders’ equity	19,595,188	11,762,378
Total liabilities and stockholders’ equity	$26,094,258	$19,704,075
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$3,067,022	$3,130,206	$8,961,909	$8,564,743
Products and licensing revenues	2,303,508	1,568,646	6,108,799	5,070,441
Total revenues	5,370,530	4,698,852	15,070,708	13,635,184
Cost of revenues:
Technology development costs	2,379,105	2,282,061	6,793,061	6,676,133
Products and licensing costs	908,175	739,646	2,654,305	2,322,776
Total cost of revenues	3,287,280	3,021,707	9,447,366	8,998,909
Gross Profit	2,083,250	1,677,145	5,623,342	4,636,275
Operating expense:
Selling, general and administrative	2,329,713	2,447,972	7,551,512	7,986,541
Research, development and engineering	473,527	531,185	1,707,190	1,932,966
Total operating expense	2,803,240	2,979,157	9,258,702	9,919,507
Operating loss	(719,990)	(1,302,012)	(3,635,360)	(5,283,232)
Other income/(expense):
Other income, net	—	78,162	111,431	271,306
Interest expense	(21,275)	(42,654)	(80,942)	(150,614)
Total other (expense)/income	(21,275)	35,508	30,489	120,692
Loss from continuing operations, before income taxes	(741,265)	(1,266,504)	(3,604,871)	(5,162,540)
Income tax benefit	(274,709)	(491,925)	(1,419,882)	(2,033,694)
Net loss from continuing operations	(466,556)	(774,579)	(2,184,989)	(3,128,846)
Operating (loss)/income from discontinued operations, net of $0.0 million, $0.3 million, $0.0 million and $0.6 million of related income taxes	(52)	394,556	(28,127)	900,179
(Loss)/gain on sale, net of $0.3 million, $0.2 million, $1.6 million and $1.5 million of related income taxes	(277,562)	(233,889)	9,093,268	3,448,270
(Loss)/income from discontinued operations, net of income taxes	(277,614)	160,667	9,065,141	4,348,449
Net (loss)/income	(744,170)	(613,912)	6,880,152	1,219,603
Preferred stock dividend	26,760	26,166	83,630	76,161
Net (loss)/income attributable to common stockholders	$(770,930)	$(640,078)	$6,796,522	$1,143,442
Net loss per share from continuing operations:
Basic	$(0.03)	$(0.05)	$(0.15)	$(0.22)
Diluted	$(0.03)	$(0.05)	$(0.15)	$(0.22)
Net (loss)/income per share from discontinued operations:
Basic	$(0.02)	$0.01	$0.61	$0.30
Diluted	$(0.02)	$0.01	$0.53	$0.26
Net (loss)/income per share attributable to common stockholders:
Basic	$(0.05)	$(0.04)	$0.46	$0.08
Diluted	$(0.05)	$(0.04)	$0.40	$0.07
Weighted average common shares and common equivalent shares outstanding:
Basic	15,016,429	14,441,707	14,821,619	14,285,829
Diluted	15,016,429	16,809,498	17,185,369	16,593,102
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Cash flows used in operating activities
Net income	$6,880,152	$1,219,603
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	491,066	711,375
Share-based compensation	738,802	896,554
Gain on sale of discontinued operations, net of income taxes	(9,093,268)	(3,448,270)
Bad debt expense	—	124,810
Tax benefit from utilization of loss from current year operations	(1,437,958)	(1,448,260)
Change in assets and liabilities
Accounts receivable	139,950	1,880,545
Inventory	(92,320)	(438,592)
Other current assets	(170,857)	26,931
Other assets	40,715	91,376
Accounts payable and accrued expenses	(98,920)	(600,471)
Deferred credits	(286,937)	(274,746)
Net cash used in operating activities	(2,889,575)	(1,259,145)
Cash flows provided by investing activities
Acquisition of property and equipment	(199,532)	(161,519)
Intangible property costs	(197,683)	(187,928)
Proceeds from sale of discontinued operations, net of fees	10,927,268	4,522,460
Net cash provided by investing activities	10,530,053	4,173,013
Cash flows (used in)/provided by financing activities
Payments on capital lease obligations	(49,587)	(40,993)
Payment of debt obligations	(1,125,000)	(1,125,000)
Purchase of treasury stock	(32,221)	—
Proceeds from the exercise of options and warrants	217,945	96,329
Net cash used in financing activities	(988,863)	(1,069,664)
Net increase in cash and cash equivalents	6,651,615	1,844,204
Cash and cash equivalents—beginning of period	7,778,541	6,340,461
Cash and cash equivalents—end of period	$14,430,156	$8,184,665
Supplemental disclosure of cash flow information
Cash paid for interest	$73,917	$142,188
Dividend on preferred stock, 59,469 shares of common stock issuable for the nine months ended September 30, 2014 and 2013	$83,631	$76,161
Cash paid for income taxes	$150,000	$14,010
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic sensing, test and measurement products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. We are organized into two main groups, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from continuing operations from 2005 through the nine months ended September 30, 2014. We have historically managed our liquidity through cost reduction initiatives, debt financings, capital market transactions and asset sales.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Earnings Per Share

	Net loss per share from continuing operations				Net (loss)/income attributable to common stockholders
	For the three months ended September 30,		For the nine months ended September 30,		For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(466,556)	$(774,579)	$(2,184,989)	$(3,128,846)
Net (loss)/income attributable to stockholders					$(770,930)	$(640,078)	$6,796,522	$1,143,442
Denominator:
Basic weighted average common shares outstanding	15,016,429	14,441,707	14,821,619	14,285,829	15,016,429	14,441,707	14,821,619	14,285,829
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	—	—	—	—	—	—	688,065	730,703
Convertible preferred stock	—	—	—	—	—	—	1,321,514	1,321,514
Preferred stock dividends	—	—	—	—	—	—	354,171	255,056
Diluted weighted average common shares outstanding	15,016,429	14,441,707	14,821,619	14,285,829	15,016,429	14,441,707	17,185,369	16,593,102
Basic net loss per share from continuing operations	$(0.03)	$(0.05)	$(0.15)	$(0.22)
Diluted net loss per share from continuing operations	$(0.03)	$(0.05)	$(0.15)	$(0.22)
Basic net (loss)/income per share attributable to common stockholders					$(0.05)	$(0.04)	$0.46	$0.08
Diluted net (loss)/income per share attributable to common stockholders					$(0.05)	$(0.04)	$0.40	$0.07
Weighted-average anti-dilutive shares related to:
Outstanding stock options	4,448,259	5,322,656	4,086,208	5,322,686	4,448,259	5,322,656	3,005,297	4,095,725
Convertible preferred stock	1,321,514	1,321,514	1,321,514	1,321,514	1,321,514	1,321,514	—	—
Preferred stock dividends	373,994	274,879	354,171	255,056	373,994	274,879	—	—
Restricted stock	330,160	261,257	290,394	219,759	330,160	261,257	—	—
Carilion warrants	366,000	366,000	366,000	366,000	366,000	366,000	366,000	366,000

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
The fair value of each option granted during the nine months ended September 30, 2014 and 2013 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk-free interest rate	2.14%	1.27 - 2.34%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	106%	108%
A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the nine months ended September 30, 2014:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2014	5,279,229	$0.35 - $6.55	$2.11	$784,154	4,012,378	$2.28	$697,826
Granted	915,952	$1.37 - $1.53	$1.42
Exercised	(276,586)	$0.35 - $1.27	$0.79
Canceled	(1,470,336)	$0.35 - $6.55	$1.40
Balance, September 30, 2014	4,448,259	$0.35 - $6.55	$1.92	$494,279	3,055,457	$2.11	$459,175

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At September 30, 2014, the outstanding stock options to purchase an aggregate of 4.4 million shares had a weighted average remaining contractual term of 6.3 years, and the exercisable stock options to purchase an aggregate of 3.1 million shares had a weighted average remaining contractual term of 5.0 years.
For each of the three months ended September 30, 2014 and 2013, we recognized $0.3 million, and for the nine months ended September 30, 2014, and 2013, we recognized $0.7 million and $0.9 million, respectively, in share-based compensation expense, which is included in our selling, general and administrative expense in the accompanying consolidated financial statements. We expect to recognize $1.6 million in share-based compensation expense over the weighted average remaining service period of 1.6 years for stock options outstanding as of September 30, 2014.
During the nine months ended September 30, 2014, we repurchased 22,725 shares of common stock, at an average share price of $1.42 per share, pursuant to the election of the holders in order to satisfy tax withholding requirements with respect to the vesting of their respective restricted stock awards.

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

Accounting Renouncements
The FASB issued ASU 2014-09 "Revenue from Contracts with Customers" clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016. We are analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on revenue or net income. We plan to adopt ASU 2014-09 effective January 1, 2017.

2.	Discontinued Operations

On March 1, 2013, we completed the sale of our Secure Computing and Communications group ("SCC"), which was part of our Technology Development segment, to an unaffiliated third party for a gross sales price of $6.1 million of cash. Prior to the sale, SCC provided innovative solutions designed to secure critical technologies within the U.S. government. SCC conducted applied research and provided services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. Of the purchase price, we received approximately $5.4 million at closing and $110,000 on December 31, 2013. During December 2013, an additional $475,000 in purchase price was released to us from escrow and the remaining $125,000 was released to us in October 2014. In connection with the sale, we incurred approximately $0.9 million in transaction costs that included various charges related to investment banker and legal fees. In addition, the acquirer entered into a sublease with us for the facilities historically occupied by SCC through April 30, 2014 for a total of $106,000 for the nine months ended September 30, 2014. In the transaction, we sold the equipment, contracts and intellectual property associated with SCC. Approximately 20 employees of SCC transferred to the acquirer. Included in the transaction were current assets of approximately $0.2 million and long term assets with a net book value of approximately $0.1 million, at February 28, 2013.We recorded an aggregate after-tax gain on the sale of SCC of $3.3 million or $0.20 per diluted share in our results of operations for the year ended December 31, 2013.
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

On January 21, 2014, we completed the sale of our medical shape sensing business, which was part of our Products and Licensing segment, to an unaffiliated third party for a gross sales price of up to $30.0 million, of which $12.0 million in cash has been received, up to $8.0 million is payable to us in the future upon the accomplishment by the buyer of certain technical specifications, and we may receive up to $10.0 million in potential future royalties. We had been engaged since 2007 in various development projects developing a fiber optic-based shape sensing and position tracking system to be integrated in the buyer's products. Also as part of the transaction, the buyer has hired certain employees of the company, many of whom were historically engaged in this development project. In connection with this sale, we incurred approximately $1.3 million in transaction costs that included various charges related to investment banker and legal fees and a bonus to a former employee who was hired by the buyer. Included in the transaction were current and long term assets with a net book value of approximately $0.3 million on January 20, 2014. Our medical shape sensing business accounted for 12% of our revenues and 10% of our costs of revenues for the year ended December 31, 2013. We recorded an after-tax loss on the sale of medical shape sensing business of $0.3 million, or $0.02 per diluted share, for the three months ended September 30, 2014, due to intraperiod allocation of income taxes in the third quarter of 2014 and an after-tax gain of $9.1 million, or 0.53 per diluted share, for the nine months ended September 30, 2014.
We have reported the results of operations of SCC and our medical shape sensing business as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued groups' income before allocations.
The key components of income from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net revenues	$—	$1,578,308	$—	$4,343,391
Cost of revenues	—	927,847	46,204	2,623,286
Operating expenses	—	—	—	229,745
Income/(loss) before income taxes	—	650,461	(46,204)	1,490,360
Allocated tax expense/(benefit)	52	255,905	(18,077)	590,181
Operating (loss)/income from discontinued operations, net of income taxes	(52)	394,556	(28,127)	900,179
(Loss)/gain on sale, net of $0.3 million, $0.2 million, $1.6 million and $1.5 million of related income taxes	(277,562)	(233,889)	9,093,268	3,448,270
(Loss)/income from discontinued operations, net of income taxes	$(277,614)	$160,667	$9,065,141	$4,348,449

3.	Inventory
Inventory consists of finished goods, work-in-process and parts valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.
Components of inventory are as follows:

	September 30, 2014	December 31, 2013
Finished goods	$637,054	$719,574
Work-in-process	452,304	361,754
Parts	2,518,037	2,339,595
	3,607,395	3,420,923
Less: Inventory reserves	207,263	74,746
Total inventory, net	$3,400,132	$3,346,177

4.    Accrued Liabilities

	September 30, 2014	December 31, 2013
Accrued compensation	$2,111,858	$2,205,612
Accrued sub-contracts	309,570	297,510
Accrued professional fees	20,885	279,991
Accrued income tax	162,105	13,143
Deferred rent	72,477	102,569
Royalties	344,383	291,442
Warranty reserve	61,850	56,700
Claims reserve	—	92,167
Accrued liabilities - other	375,328	207,451
Total Accrued Liabilities	$3,458,456	$3,546,585

5.	Debt
Silicon Valley Bank Credit Facilities
We currently have a Loan and Security Agreement with Silicon Valley Bank (“SVB”) in which we have a term loan with an original borrowing amount of $6.0 million (the “Term Loan”). The Term Loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and unless earlier terminated, matures on the earlier of either May 1, 2015 or an event of a default under the loan agreement. The Term Loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%, which is currently 6%. We may repay amounts due under the Term Loan at any time with no penalties.
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
On March 21, 2013, we entered into a Fourth Loan Modification Agreement with SVB that replaced the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million with SVB. Effective on January 21, 2014, in connection with our sale of our medical shape sensing business, this covenant was modified to reduce the required minimum cash balance to $3.0 million. The Term Loan also requires us to observe a number of operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of September 30, 2014, we were in compliance with all covenants under the Term Loan.
In addition, the Term Loan contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Term Loan and foreclose on the collateral. Furthermore, an event of default under the Term Loan would result in an increase in the interest rate on any amounts outstanding. As of September 30, 2014, there were no events of default on our Term Loan.
On October 15, 2014 we applied for a letter of credit in the amount of $500,000 with SVB, to be provided in connection with our new Blacksburg, Virginia lease, effective October 1, 2014.
The balance under the Term Loan at September 30, 2014, was $1.0 million, all of which was classified as short-term.

6.	Capital Stock and Additional Paid-in Capital
The following details our equity transactions during the nine months ended September 30, 2014:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	$
Balances, December 31, 2013	1,321,514	1,322	14,527,335	14,842	—	—	62,756,571
Exercise of stock options	—	—	276,586	277	—	—	217,668
Share-based compensation	—	—	268,500	209	—	—	766,724
Stock dividends to Carilion Clinic(1)	—	—	—	59	—	—	83,572
Purchase of treasury stock					(22,725)	(32,221)
Balances, September 30, 2014	1,321,514	1,322	15,072,421	15,387	(22,725)	(32,221)	63,824,535

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to September 30, 2014. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2014, the Series A Preferred Stock issued to Carilion has accrued $793,807 in dividends. The accrued and unpaid dividends as of September 30, 2014 will be paid by the issuance of 373,994 shares of our common stock upon Carilion’s written request.

7.	Operating Segments
Our operations are divided into two operating segments—“Technology Development” and “Products and Licensing”.
The Technology Development segment provides applied research to customers in our areas of focus. Our engineers and scientists collaborate with our network of government, academic and industry experts to identify technologies and ideas with promising market potential. We then compete to win fee-for-service contracts from government agencies and industrial customers who seek innovative solutions to practical problems that require new technology. The Technology Development segment derives its revenues primarily from services.
The Products and Licensing segment derives its revenues from product sales, funded product development and technology licenses. This segment previously included our medical shape sensing business, which was sold on January 21, 2014, and the amounts below do not include the revenues, expenses and assets of our medical shape sensing business.
Through September 30, 2014, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 10, 2014 and amended on April 15, 2014).

The table below presents revenues and operating loss for reportable segments not including discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues:
Technology development revenues	$3,067,022	$3,130,206	$8,961,909	$8,564,743
Products and licensing revenues	2,303,508	1,568,646	6,108,799	5,070,441
Total revenues	$5,370,530	$4,698,852	$15,070,708	$13,635,184
Technology development operating loss	$(299,980)	$(259,486)	$(2,835,120)	$(599,303)
Products and licensing operating loss	(420,010)	(1,042,526)	(800,240)	(4,683,929)
Total operating loss	$(719,990)	$(1,302,012)	$(3,635,360)	$(5,283,232)
Depreciation, technology development	$49,592	$86,413	$160,327	$272,570
Depreciation, products and licensing	$37,247	$43,304	$109,037	$161,426
Amortization, technology development	$38,641	$61,563	$131,615	$173,140
Amortization, products and licensing	$29,022	$30,851	$90,087	$104,239
The table below presents assets for reportable segments:

	September 30, 2014	December 31, 2013
Total segment assets:
Technology development	$14,902,005	$10,208,433
Products and licensing	11,192,253	9,495,642
Total	$26,094,258	$19,704,075
Property plant and equipment, and intangible assets, technology development	$1,198,066	$1,217,083
Property plant and equipment, and intangible assets, products and licensing	$899,816	$1,132,101
There are no material inter-segment revenues for any period presented.
The United States Government accounted for approximately 60% and 62% of total consolidated revenues for the three months ended September 30, 2014 and 2013, respectively, and 60% and 56% of total consolidated revenues for the nine months ended September 30, 2014 and 2013, respectively.
International revenues (customers outside the United States) accounted for approximately 15% and 16% of total consolidated revenues for the three months ended September 30, 2014 and 2013, respectively, and 16% and 23% of total consolidated revenues for the nine months ended September 30, 2014 and 2013, respectively.

8.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.
In the fourth quarter of 2013 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in 2013. At September 30, 2014, approximately $0.7 million of this commitment remained.
In September 2014, we received a preliminary audit report from the Defense Contract Audit Agency, or DCAA, with respect to our 2007 incurred cost submission and questioning $0.8 million of claimed costs that the DCAA believes are expressly unallowable under the Federal Acquisition Regulations and, therefore, subject to potential penalty. We have not been informed of any actual claim for penalty by the Defense Contract Management Agency and intend to contest such claim if received.

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
Overview
We develop, manufacture and market fiber optic sensing and test and measurement products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advance materials, sensing and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and government-funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
Our corporate growth strategy is focused on becoming the leading provider of fiber optic strain & temperature sensing solutions and standard test methods for composite, as well as non-composite materials, structures and systems.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic sensing products, as well as test and measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 43% and 33% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 41% and 37% for the nine months ended September 30, 2014 and 2013, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Technology Development segment comprised approximately 57% and 67% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 59% and 63% for the nine months ended September 30, 2014 and 2013, respectively. Our Technology Development segment predominantly performs applied research in the areas of sensing and materials. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues were $3.1 million for each of the three months ended September 30, 2014 and 2013. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $15.6 million at September 30, 2014 and $8.7 million at December 31, 2013.
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
As described in Note 2 to our consolidated financial statements included in this report, during the quarter ended March 31, 2014, we sold our medical shape sensing business to affiliates of Intuitive Surgical Inc., or Intuitive. As a part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. Furthermore, in March 2013 we sold the assets associated with our secure computing and communications group, or SCC, to MacAulay-Brown, Inc., or Mac-B, another defense contractor. As a result of these sales, we have reported the results of operations from our medical shape sensing business and SCC as discontinued operations in our consolidated financial statements included elsewhere in this report. Net loss from continuing operations was $0.5 million for the quarter ended September 30, 2014, compared to $0.8 million for the quarter ended September 30, 2013. After giving effect to the results of discontinued operations, which consisted of a $0.3 million loss, as a result of the intraperiod allocation of income taxes, we recorded net loss attributable to common stockholders of approximately $0.8 million for the quarter ended September 30, 2014. For the quarter ended September 30, 2013, we recorded a net loss attributable to common stockholders of approximately $0.6 million, which included the results of operations of our medical shape sensing business for the period, net of tax and tax expense associated with the sale of SCC.
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
In recent years, economic conditions around the world deteriorated, and the outlook for 2014 and beyond remains uncertain. This slowing of the economy, both in the United States and globally, reduced the financial capacities of some of our customers and potential customers, thereby slowing spending on the products and services we provide. Furthermore, reductions in government spending may impact the availability of new program awards in 2014. For example, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending, or sequestration. Automatic across-the-board cuts required by sequestration could have a material adverse effect on our technology development revenues and, consequently, our results of operations. While the exact manner in which sequestration will impact our business is unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
Our sales of SCC in 2013 and of our medical shape sensing business in 2014 are expected to result in lower revenues than historically realized until we can increase revenues significantly, primarily from product sales. As a result, we may incur greater net losses than we have in prior years.

Description of Our Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 57% and 67% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 59% and 63% for the nine months ended September 30, 2014, and 2013, respectively.
Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 43% and 33% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 41% and 37% for the nine months ended September 30, 2014, respectively.
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

Operating Expense
Operating expense consists of selling, general and administrative expenses, as well as expenses related to research, development and engineering, depreciation of fixed assets and amortization of intangible assets. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from option grants, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, product management and marketing activities, costs of marketing programs and promotional materials, salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Technology Development segment, product development activities not provided under contracts with third parties, and overhead costs related to these activities.
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
Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

	Three Months Ended September 30,		Change
	2014	2013
Revenues:
Technology development revenues	$3,067,022	$3,130,206	$(63,184)	(2)%
Products and licensing revenues	2,303,508	1,568,646	$734,862	47%
Total revenues	$5,370,530	$4,698,852	$671,678	14%
Revenues from our Technology Development segment for the three months ended September 30, 2014 were substantially unchanged from the same period last year at $3.1 million.
Revenues from our Products and Licensing segment increased $0.7 million for the three months ended September 30, 2014 compared to the same period last year. This increase resulted primarily from growth in sales of our ODiSI products for fiber optic sensing.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change
	2014	2013
Cost of revenues:
Technology development costs	$2,379,105	$2,282,061	$97,044	4%
Products and licensing costs	908,175	739,646	$168,529	23%
Total cost of revenues	$3,287,280	$3,021,707	$265,573	9%
Gross Profit	$2,083,250	$1,677,145	$406,105	24%
The cost of our Technology Development segment revenues for the three months ended September 30, 2014 did not change significantly compared to the third quarter of 2013.
The costs from our Products and Licensing segment increased $0.2 million from $0.7 million during the third quarter of 2013 to $0.9 million during the third quarter of 2014, due to increased materials costs associated with the growth in sales of our ODiSI products.
Because of the overall increase in revenues of 14% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and an associated increase of 9% in cost of revenues, our gross profit increased to $2.1 million for the three months ended September 30, 2014 compared to $1.7 million for the three months ended September 30, 2013.
As the growth in revenues was driven by product sales, which typically have higher margins than revenues earned in our Technology Development segment, our overall gross margins increased to 39% during the third quarter of 2014 compared to 36% for the same period of 2013.
Operating Expense

	Three Months Ended September 30,		Change
	2014	2013
Operating expense:
Selling, general and administrative	$2,329,713	$2,447,972	$(118,259)	(5)%
Research, development and engineering	473,527	531,185	$(57,658)	(11)%
Total operating expense	$2,803,240	$2,979,157	$(175,917)	(6)%

Our selling, general and administrative expense decreased 5% during the three months ended September 30, 2014, as compared to the same period in 2013. The decrease in expense was primarily driven by reductions in administrative headcount in the first half of 2014 and by reduction in investment banking fees related to our efforts to sell the medical shape sensing business.
Research, development and engineering expense decreased 11% primarily due to lower amortization costs of patents and lower costs of third party consultants.
Other Income
During the three months ended September 30, 2013, we recognized approximately $70,000 of rent from Mac-B for the partial sublease of our Roanoke facility. This sublease expired on April 30, 2014. Therefore, we had no similar rent revenues for the three months ended September 30, 2014.

Interest Expense
Interest expense for the three months ended September 30, 2014 was approximately $21,000 compared to interest expense of approximately $43,000 during the same period in 2013. The monthly average loan balance during the three months ended September 30, 2014 was $1.2 million compared to $2.7 million for the same period in 2013. The lower average loan balance accounted for the decrease in interest expense.

Net Loss from Continuing Operations
As a result of our revenues of $5.4 million offset by cost of revenues of $3.3 million and operating expenses of $2.8 million during the three months ended September 30, 2014, we incurred a loss from continuing operations before income taxes of approximately $0.7 million, compared to a loss from continuing operations before income taxes of approximately $1.3 million for the three months ended September 30, 2013. We recorded an income tax benefit related to our net operating losses of $0.3 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively. After recognition of the tax benefit, our net loss from continuing operations was $0.5 million for the three months ended September 30, 2014 compared to a net loss from continuing operations of $0.8 million for the three months ended September 30, 2013.
Net (Loss)/Income from Discontinued Operations
For the three months ended September 30, 2014, we recognized net loss from discontinued operations of $0.3 million, compared to net income from discontinued operations of $0.2 million for the same period in 2013. For the three months ended September 30, 2014, this loss resulted from the intraperiod allocation of income taxes in the third quarter of 2014 in connection with the sale of our medical shape sensing business that occurred during the first quarter of 2014.
For the three months ended September 30, 2013, net income from discontinued operations consisted of $0.7 million of operating income from our medical shape sensing business, which was partially offset by a $0.3 million intraperiod allocation of income taxes for the third quarter of 2013.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenues

	Nine Months Ended September 30,		Change
	2014	2013
Revenues:
Technology development revenues	$8,961,909	$8,564,743	$397,166	5%
Products and licensing revenues	6,108,799	5,070,441	$1,038,358	20%
Total revenues	$15,070,708	$13,635,184	$1,435,524	11%
Revenues from our Technology Development segment increased $0.4 million for the nine months ended September 30, 2014, compared to the same period in 2013, due primarily to growth in our biomedical and nanomaterials groups, which largely resulted from higher costs of subcontractors, whose costs were passed through to the customer and resulted in revenues to us during the second quarter of 2014. These higher subcontractor costs may not recur at such levels in future quarters.

Revenues from our Products and Licensing segment increased by $1.0 million for the nine months ended September 30, 2014, compared to the same period in 2013. This increase in our Products and Licensing revenues was primarily attributable to higher sales of telecom test and measurement equipment.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,		Change
	2014	2013
Cost of revenues:
Technology development costs	$6,793,061	$6,676,133	$116,928	2%
Products and licensing costs	2,654,305	2,322,776	$331,529	14%
Total cost of revenues	$9,447,366	$8,998,909	$448,457	5%
Gross Profit	$5,623,342	$4,636,275	$987,067	21%
The cost of our Technology Development segment remained relatively unchanged for the nine months ended September 30, 2014, compared to the same period in 2013.
The cost of revenues in our Products and Licensing segment increased 14% commensurate with the growth in product sales for the for the nine months ended September 30, 2014.
Because of the overall increase in revenues of 11% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, and an associated increase of 5% in cost of revenues, our gross profit increased to $5.6 million for the nine months ended September 30, 2014, compared to $4.6 million for the nine months ended September 30, 2013.
Operating Expense

	Nine Months Ended September 30,		Change
	2014	2013
Operating expense:
Selling, general and administrative	$7,551,512	$7,986,541	$(435,029)	(5)%
Research, development and engineering	1,707,190	1,932,966	$(225,776)	(12)%
Total operating expense	$9,258,702	$9,919,507	$(660,805)	(7)%
Our selling, general and administrative expense decreased 5% during the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease was primarily due to cost reduction initiatives in the second quarter of 2014 following the sale of our medical shape sensing business. These savings resulted from headcount reductions in administrative roles and reduced professional fees for legal and investor relations services.
Research, development and engineering expense decreased 12% due to lower headcount following the transfer of certain engineering employees to Intuitive as part of the sale of our medical shape sensing business in January 2014.
Other Income
We recognized approximately $102,000 and $185,000 of rent for the nine months ended September 30, 2014 and 2013, respectively, from Mac-B for the partial sublease of our Roanoke facility. As noted above, this sublease expired on April 30, 2014. Also, for the nine months ended September 30, 2013, we recognized approximately $48,000 in other income in connection with the receipt of an insurance policy profit share.
Interest Expense
Interest expense for the nine months ended September 30, 2014 was approximately $81,000 compared to interest expense of approximately $151,000 during the same period in 2013. The monthly average loan balance during the nine months ended September 30, 2014 was $1.5 million compared to $3.0 million for the same period in 2013. The lower average loan balance during the nine months ended September 30, 2014 accounted for the decrease in interest expense.

Net Loss from Continuing Operations
As a result our revenues of $15.1 million offset by our cost of revenues of $9.4 million and operating expenses of $9.3 million, during the nine months ended September 30, 2014, we incurred a loss from continuing operations before income taxes of approximately $3.6 million, compared to a loss from continuing operations before income taxes of approximately $5.2 million for the nine months ended September 30, 2013. We recorded an income tax benefit related to our net operating losses of $1.4 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively. After recognition of the tax benefit, our net loss from continuing operations was $2.2 million for the nine months ended September 30, 2014 compared to a net loss from continuing operations of $3.1 million for the nine months ended September 30, 2013.
Net Income from Discontinued Operations
For the nine months ended September 30, 2014, we recognized net income from discontinued operations of $9.1 million, compared to net income from discontinued operations of $4.3 million for the same period in 2013. For the nine months ended September 30, 2014, this income resulted from net gain related to the sale of our medical shape sensing business that occurred during the first quarter of 2014.
For the nine months ended September 30, 2013, net income from discontinued operations consisted of a $3.4 million net of tax, gain on the sale of our SCC business in addition to $0.9 million of net operating income from our medical shape sensing business and our SCC business for the two months prior to its sale on March 1, 2013.

Liquidity and Capital Resources
At September 30, 2014, our total cash and cash equivalents were $14.4 million.
We have a term loan with Silicon Valley Bank, or SVB, which, at September 30, 2014 had a balance of $1.0 million. This term loan matures on May 1, 2015. We also previously maintained a revolving line of credit of up to $1.0 million with SVB, under which no amounts were borrowed.
We believe that our cash balance as of September 30, 2014 will provide adequate liquidity for us to meet our working capital needs over the next twelve months.
Discussion of Cash Flows
Recent Activity

	Nine Months Ended September 30,
	2014	2013	Change
Net cash used in operating activities	$(2,889,575)	$(1,259,145)	$(1,630,430)
Net cash provided by investing activities	10,530,053	4,173,013	$6,357,040
Net cash used in financing activities	(988,863)	(1,069,664)	$80,801
Net change in cash	$6,651,615	$1,844,204	$4,807,411
During the first nine months of 2014, operations used $2.9 million of net cash, as compared to the same period in 2013 in which operations used $1.3 million of net cash. During the first nine months of 2014, our net income of $6.9 million was primarily the result of the after-tax gain on the sale of our medical shape sensing business of $9.1 million and a tax benefit of $1.4 million. Without the effects of that gain and tax benefit, our pre-tax loss from continuing operations was approximately $3.6 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.5 million and share-based compensation of $0.7 million both of which are non-cash items that do not impact cash flow for the period.
During the nine months ended September 30, 2013, operations used $1.3 million of net cash. Our net income of $1.2 million was primarily the result of the gain on the sale of SCC of $3.4 million and a tax benefit of $2.0 million. Without the effects of that gain and tax benefit, our pre-tax loss from continuing operations was $5.2 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.7 million and share-based compensation of $0.9 million, both of which are non-cash items that do not impact cash flow for the period. Additionally, changes in working capital provided net cash inflow of $0.7 million, consisting of a $1.9 million decrease in accounts receivable due to improved collection efforts and a $0.6 million increase in accounts payable and accrued liabilities partially offset by a $0.3 million decrease in deferred credits.
Our cash provided by investing activities is composed of purchases of equipment and capitalized costs associated with the prosecution of patents and the net cash proceeds from our sales of our medical shape sensing business and SCC.
During the nine months ended September 30, 2014, we had a net cash inflow of $10.9 million due to the sale of our medical shape sensing business. Also, during the period, we used $0.2 million for equipment purchases and $0.2 million in patent costs associated with certain intangible assets. During the nine months ended September 30, 2013, we had a net cash inflow of $4.5 million due to the sale of SCC and used $0.3 million for both equipment purchases and patent costs associated with certain intangible assets.
Net cash used in financing activities during the nine months ended September 30, 2014 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $1.2 million partially offset by our receipt of $0.2 million upon the exercise of stock options during the period. Net cash used in financing activities during the nine months ended September 30, 2013 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $1.2 million, which was partially offset by our receipt of $0.1 million upon exercise of stock options and warrants during the period.
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
We are exposed to interest rate fluctuations as a result of our term loan with SVB having a variable interest rate. However, the term loan has a minimum fixed interest rate of 6%, which has been the actual interest rate in effect since 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $1.0 million outstanding under the term loan as of September 30, 2014, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $3,750.
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
Foreign Currency Exchange Rate Risk
As of September 30, 2014, all payments made under our research contracts have been denominated in U. S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers the inclusion of certain claimed costs deemed to be expressly unallowable, as with the preliminary audit report we received in September 2014 from the Defense Contract Audit Agency, or improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, our reputation could suffer serious harm if allegations of impropriety were made against us.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2014, we had approximately 105 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.

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
Technology development revenues, which consist primarily of government-funded research, accounted for approximately 57% and 67% of our consolidated total revenues for the three months ended September 30, 2014 and 2013, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
We realized a net loss from continuing operations of $0.5 million for the three months ended September 30, 2014, compared to $0.8 million for the same period in 2013. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
We have a term loan with SVB, which requires us to observe certain financial and operational covenants, including maintenance of a specified cash balance, protection and registration of intellectual property rights, and certain customary negative covenants, as well as other customary events of default. If any event of default occurs SVB may declare due immediately all borrowings under our term loan and foreclose on the collateral. Furthermore, an event of default would result in an increase in the interest rate on any amounts outstanding.

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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2014
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2014, the Series A Preferred Stock issued to Carilion has accrued $793,807 in dividends. The accrued dividend as of September 30, 2014 will be paid by the issuance of 373,994 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

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

Luna Innovations Incorporated
Date:	November 6, 2014	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (iv) Notes to Unaudited Consolidated Financial Statements.

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