Form 10-K
period 2014-12-31
LUNA INNOVATIONS INC
filed 2015-03-16
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based upon the closing price of Common Stock on such date as reported by the NASDAQ Capital Market, was approximately $21.0 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 27, 2015 there were 15,095,017 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2015 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2014, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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
You should not place undue reliance on these forward-looking statements, which apply only as of the filing date of this Annual Report on Form 10-K. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, (“SEC”). Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.    BUSINESS
Company Overview and Business Model

Luna Innovations Incorporated ("we" or the "Company") develops, manufactures and markets fiber optic sensing and test & measurement products focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications, and defense industries. Our business model is designed to accelerate the process of bringing new and innovative products to market. In addition, we use our in-house technical expertise across a range of technologies to perform applied research services for companies and government-funded projects in the areas of sensing & instrumentation, advanced materials, and health sciences. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
Our corporate growth strategy is focused on becoming a leading provider of fiber optic strain and temperature sensing solutions and standard test methods for composite, as well as non-composite materials, structures and systems.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic sensing, as well as test & measurement products. Historically this segment also included the funded development of our fiber optic shape sensing technology for minimally invasive medical applications. On January 21, 2014, we sold the assets associated with our fiber optic shape sensing technology in the medical field to affiliates of Intuitive Surgical, Inc. (as referring either to these affiliates in such capacity as buyers or to Intuitive Surgical, Inc., "Intuitive"), as described more fully below. As part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. We are continuing to develop and commercialize our fiber optic technology for strain & temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 38%, and 43% of our total revenues for the years ended December 31, 2013 and 2014, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Technology Development segment revenues composed approximately 62% and 57% of our total revenues for the years ended December 31, 2013 and 2014, respectively. Historically, this segment also included our secure computing and communications group (“SCC”), which focused on technologies for ensuring the integrity of integrated circuits used in defense systems. On March 1, 2013, we sold the assets associated with SCC to MacAulay-Brown, Inc. (“Mac-B”), another defense contractor. Most of the government funding for our Technology Development segment outside of SCC is derived from the Small Business Innovation Research (“SBIR”) program coordinated by the U.S. Small Business Administration (“SBA”). Our SBIR research is focused on technological areas with commercial potential and we strive to commercialize any resulting scientific advancements. For the year ended December 31, 2013, approximately 54% of our total revenues were generated under the SBIR program, compared to 47% in 2014.
For the years ended December 31, 2013 and 2014, 62% and 54%, respectively, of our revenues were derived from the U.S. government.
Products and Licensing
In our Products and Licensing segment we have been successful in developing and marketing fiber optic test & measurement products which provide solutions primarily for the telecommunications industry. In 2011, we first introduced our ODiSI platform of products for distributed sensing of strain and temperature. Our key initiative for long term growth is to become a leading provider of fiber optic strain and temperature sensing systems and standard test methods based upon this product platform. Our Products and Licensing segment includes approximately 27 full-time employees. Our primary product lines and development services in this segment are described in more detail below.
Test & Measurement, Sensing, and Instrumentation Products
Test & Measurement Equipment for Fiber Optic Components and Sub-Assemblies
Our product lines in the test & measurement domain include our Optical Vector Analyzer (“OVA”), our Optical Backscatter Reflectometer (“OBR”), and the Phoenix family of tunable lasers.
Historically, our test & measurement products have primarily served the telecommunications industry, although most of our products have valuable applications in other fields. Our test & measurement products monitor the integrity of fiber optic network components and sub-assemblies. These products are designed for manufacturers and suppliers of optical components and sub-assemblies and allow them to reduce development, test and production costs and improve the quality of their products. Most manufacturers and suppliers of optical components and modules currently use a combination of different types of optical test equipment to identify and measure failures in optical networks, such as bad splices, bends, crimps and other reflective and non-reflective events that can cause defects and negatively impact product performance. Our optical test equipment products replace the need to employ multiple test products by addressing all stages of the end user’s product development lifecycle, including design verification, component qualification, assembly process verification and failure analysis. Our OVA platform allows manufacturers and suppliers of optical components and sub-assemblies to reduce development, test and production costs and time-to-market by replacing multiple, time consuming and expensive measurement platforms with a single, integrated and easy-to-use instrument.
Our OBR is a highly sensitive diagnostic device which has application in the telecommunications industry and flexibility to provide measurements in various other applications. Our OBR allows data and telecommunications companies and the service providers who maintain their own fiber optic networks to reduce test time and improve product quality. Our OBR provides the ability to inspect fiber networks with higher resolution and better sensitivity than is possible with other existing test products. Its user-friendly graphical user interface also makes the OBR product suitable for both research and manufacturing applications. The OBR gives end users a very high resolution view that is similar to an “X-Ray” into the inner workings of a fiber optic network. The OBR also has a feature that allows users to turn standard optical fiber into multiple sensors that could be used in a variety of temperature measurement and monitoring applications including power generation, civil structure monitoring, industrial process control; component-level heating in optical amplifiers, strain and load distribution measurements of aircraft harnesses and temperature monitoring inside telecommunications cabinets and enclosures.
ODiSI Sensing Solution; Optical Distributed Sensor Interrogator
In 2011, we launched our new sensing platform called ODiSI. These products provide fully distributed strain or temperature measurements and deliver an extraordinary amount of data by using an optical fiber as a continuous sensor for up to 50 meters of surface. Compared to traditional sensing methods, such as strain gages, this technology provides greater insight into the performance, tolerances and failure mechanisms of structures and vehicles. We believe the technology can provide exceptional value to the aerospace, automotive, and energy industries by providing solutions for composite, as well as non-composite materials, structures and systems.

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
Tunable Lasers
We have acquired the rights to manufacture a line of swept tunable lasers to allow us to compete more effectively in our existing fiber optic test & measurement as well as sensing markets. This laser is in production, and this technology is being integrated into current and new products to help us provide our customers with faster, more flexible and cost-effective test and measurement products. The laser has desirable properties in the quality of the laser light produced, the speed at which it can operate, the small size of the package, and the environmental conditions in which it can operate. We believe that these traits make it possible for us to move our fiber optic sensing capabilities out of the laboratory, and into more demanding environments such as aircraft structural health monitoring, automotive manufacturing, green energy, and industrial applications.
Sales & Marketing
We primarily market our fiber optic test & measurement products to telecommunications companies, defense agencies, government system integrators, researchers, original equipment manufacturers, distributors, testing labs and strategic partners worldwide. We have a regional sales force that markets and sells our products through manufacturer representative organizations to customers in North America and through partner and distribution channels for other sales around the world. We are building a dedicated sales force for direct marketing of our distributed sensing products, with an initial focus on customers in the automotive, aerospace, and energy industries.
We believe that we provide a high level of support in developing and maintaining our long-term relationships with our customers. Customer service and support are provided through our offices and those of our partners that are located throughout the world.
Fiber Optic Shape Sensing Solutions for Robotic, Non-Robotic, and Minimally Invasive Surgical Systems
In 2012, we entered into a development agreement with Philips Healthcare, acting through Philips Medical Systems Nederland BV (“Philips”). Under the development agreement, we conducted certain development work during 2012 and during 2013 in cooperation with Philips to advance our fiber-optic shape sensing technology towards commercialization in the non-robotic medical field. Under the development agreement, Philips agreed to pay us monthly on a time and materials basis, less a specified holdback amount, in accordance with corresponding milestones and estimated resource requirements. In addition, under the development agreement, Philips purchased specified prototype systems from us. Our agreement with Philips expired at the end of 2013 and was not renewed or extended. As a result of the sale of our shape sensing assets related to medical applications to Intuitive in January 2014, we do not expect to do any further work with Philips.
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

We seek to maximize the benefits we derive from our contract research business, including revenue generation and identification of promising technologies for further development. We focus primarily on opportunities in which we develop intellectual property rights in areas that we believe have commercialization potential. We take a disciplined approach to contract research to try to ensure that the costs of any contract we undertake will be fully reimbursed. We believe that this model is cost-efficient and significantly reduces our development risk in that it enables us to defray the costs of higher risk technology development with third-party funding.
As of December 31, 2014, our Technology Development segment was engaged in more than 64 active contracts, with typical terms ranging from six months to three years. These projects span a wide range of applications across our areas of focus.
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
As of December 31, 2014, our Technology Development segment consisted of approximately 52 full time employees, of whom 44 hold advanced degrees, including 18 Ph.D. degrees. We also utilize the knowledge and experience of researchers employed through the academic institutions, corporations and government agencies with which we subcontract. Our Technology Development segment is organized into subgroups according to areas of technology, with each subgroup being managed by its own director who is responsible for its financial performance. In addition, we have in place disciplined processes designed to ensure quality control of proposal preparation, program reviews, pipeline reviews, revenue tracking and financial reporting.
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
Materials
We are actively developing a wide variety of materials. For example, we have developed a range of coatings, including both hydrophobic and superoleophobic coatings. These coatings are being evaluated for use in a number of applications. Other coatings under development include anti-corrosion and damage-indicating coatings.
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
Sensing
Our Technology Development segment also performs a significant amount of applied research towards developing new sensors. This includes sensors for the purpose of corrosion, temperature, strain, pressure, structural health, and chemical detection. Much of the work is directed to harsh environments and uses optics. Examples include measuring temperature and neutron flux in nuclear reactors, pressure and temperature in gas turbines, and temperatures of cryogenic lines. The effort utilizes both discrete and distributed sensors. Our technology development work in this area is closely aligned with our Products and Licensing segment and is directed at advancing the technology and the development of new applications.
Proposed Merger with Advanced Photonix, Inc.

On January 30, 2015, we, Advanced Photonix, Inc., a Delaware corporation (“API”), and API Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary ("API Merger Sub"), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which API Merger Sub will merge with and into API (the “Merger”), with API surviving as our wholly owned subsidiary.
API is a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers ("HSOR") products, custom optoelectronic sub systems ("Optosolutions products") and Terahertz ("THz products") instrumentation, serving the test and measurement, telecommunications, military/aerospace and medical markets. The company supports the customers from the initial concept and design phase of the product, through testing to full-scale production. The company has two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.
Upon the effective time of the Merger, each share of the common stock of API will be converted into the right to receive shares of our common stock at an exchange ratio of 0.31782. In addition, unless otherwise provided by the terms of the warrant, each outstanding warrant to purchase API shares will be converted into the right to purchase shares of our common stock and each outstanding option to purchase shares of API common stock will be converted into an option to purchase shares of our common stock of, in each case at the same exchange ratio.
The Merger Agreement also provides that our board of directors will be expanded to seven seats and will be composed of three directors designated by our current board of directors, who will be Richard W. Roedel, as chairman, John B. Williamson, III and Michael W. Wise, and three directors to be designated by API’s board of directors, who will be Donald Pastor, Gary Spiegel and Ed J. Coringrato Jr. In addition, the Merger Agreement further provides that our chief executive officer, My E. Chung, will continue to serve as chief executive officer and as a member of our board of directors.
The Merger Agreement contains customary representations and warranties and pre-closing covenants. During the period from the date of the Merger Agreement to the effective time of the Merger, we and API have agreed to carry on business in the ordinary course and consistent with past practices and have agreed to certain other operating covenants. We and API have also agreed not to solicit or engage in discussions with third parties regarding other proposals to acquire us and API, respectively, subject to specified exceptions. In addition, the Merger Agreement contains covenants that require each of us and API to call and hold special stockholder meetings and, subject to certain exceptions, require API’s board of directors to recommend to API’s stockholders the adoption of the Merger Agreement and approval of the transactions contemplated thereby and our board of directors to recommend to our stockholders the approval of the issuance of the shares of our common stock as consideration for the Merger.
The completion of the Merger is subject to the satisfaction or waiver of a number of customary closing conditions in the Merger Agreement, including, among others, the effectiveness of a Form S-4 registration statement that we have filed with the Securities and Exchange Commission (the “SEC”), the adoption of the Merger Agreement and approval of the transactions contemplated thereby by API’s stockholders, approval by our stockholders of the issuance of shares of our common stock, the absence of certain governmental restraints and the absence of a material adverse effect on us or API.
The Merger Agreement may be terminated by either us or API in certain circumstances, including if the Merger has not been consummated on or before August 31, 2015, if the approval of our stockholders or API stockholders is not obtained and for breaches of certain representations and warranties. If the Merger Agreement is terminated in certain specified circumstances, API must pay us, or we must pay API, as applicable, a termination fee of $750,000. In addition, if the Merger Agreement is terminated following a meeting of our stockholders or API stockholders at which the adoption of the Merger Agreement and approval of the transactions contemplated thereby, or the approval of the issuance of shares the our common stock as consideration in the Merger is considered but not approved, then the we or API, as applicable, will be required to pay an amount up to $250,000 in reimbursement of the other party’s out-of-pocket expenses incurred in connection with the transaction.
Simultaneously with the execution and delivery of the Merger Agreement, the officers and directors of API, in their respective capacities as stockholders of API, have entered into voting agreements with us, pursuant to which such individuals have agreed, among other things, to vote their respective shares of API common stock for the adoption of the Merger Agreement and approval of the transactions contemplated thereby, against any alternative proposal and against any action or agreement that would reasonably be expected to impede, interfere with, delay, postpone, discourage or adversely affect the transactions contemplated by the Merger Agreement. Also simultaneously with the execution and delivery of the Merger Agreement, our officers and directors, in their respective capacities as our stockholders, have entered into voting agreements with API, pursuant to which such individuals have agreed, among other things, to vote their respective shares of our common stock for the approval of the issuance of shares of our common stock pursuant to the Merger Agreement, against any alternative proposal and against any action or agreement that would reasonably be expected to impede, interfere with, delay, postpone, discourage or adversely affect the transactions contemplated by the Merger Agreement.
We have filed the Form S-4 registration statement with the SEC, however that registration statement has not yet become effective. Following the effectiveness of the Form S-4, Luna and Advanced Photonix will mail the joint proxy statement/prospectus included in the Form S-4 to our respective stockholders for consideration at the companies’ stockholder meetings. Although the companies have not yet formally determined the dates of their stockholder meetings, we currently expect the stockholder meetings to be held and, subject to the satisfaction and/or waiver of the conditions to the Merger, the Merger to close in May 2015. Upon closing of the Merger, we expect to account for the Merger under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations.
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
Currently, we own or license approximately 136 U.S. and international patents and approximately 70 U.S. and international patent applications, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. Our issued patents generally have terms that are scheduled to expire between 2015 and 2030. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

A discussion of our material patents and patent applications is set forth below.

Siemens Patent
We have licensed a U.S. patent and related patents in Canada, Switzerland, Germany, Great Britain, Italy, Netherlands and France from Siemens AG concerning methods of preparing fullerene derivatives for use. We use these methods in our nanotechnology area to attach certain materials to carbon fullerenes. The U.S. patent expires in April 2015. The related Canadian and European patents expired in 2014.

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
Material Agreements
Sale of Assets to Intuitive Surgical
On January 17, 2014, we entered into an Asset Purchase Agreement with Intuitive (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, effective as of 12:01 a.m. on January 21, 2014, we closed on the sale to Intuitive of substantially all of our assets related to our medical shape sensing business, including all of the patents and patent applications used or useful for our fiber optical shape sensing and localization technology, for $12 million, plus up to $8 million upon the accomplishment by Intuitive of certain technical specifications (the “Technical Specifications Payment”) and up to $10 million in potential future royalties (altogether, the “Transaction”). We had been engaged since 2007 in a development project for Intuitive developing a fiber optic-based shape sensing and position tracking system to be integrated into Intuitive’s products. Also as a part of the Transaction, Intuitive has hired certain of our employees, many of whom were historically engaged in this development project.

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
Prior Agreement with Intuitive
Prior to our recent sale of our shape sensing assets related to medical applications to Intuitive, we were party to an intellectual property licensing, development and supply agreement with Intuitive, which we originally entered into in June 2007. Under this multi-year agreement, we were to develop and supply a fiber optic-based shape sensing and position tracking system for integration into Intuitive’s future products.
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

Virginia Tech

Our nanomaterials activity is focused on Trimetasphere® materials. The Trimetasphere® nanomaterial is a carbon sphere with three metal atoms and a nitrogen atom enclosed. We have obtained an exclusive license from VTIP to commercialize Trimetasphere nanomaterials under two U.S. patents for all fields of human endeavor. The term of this license ends upon the last expiration date of the underlying patents, which is December 2022. The license provides for certain royalties to be paid as a percentage of our net sales, certain percentages of amounts received from any of our sublicensees and certain milestone payments based on product development phases. We paid VTIP a total of approximately $3,000 in royalties in respect of 2012 under the license. We reimburse VTIP for patent costs incurred under the license. VTIP may terminate the license for cause. We may terminate the license at any time for any reason on 60 days' notice.
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
Coherent
In December 2006, we entered into an asset transfer and license agreement with Coherent. Under the agreement, we acquired the rights to manufacture Coherent’s “Iolon” brand of swept tunable lasers as well as certain manufacturing equipment and inventory previously used by Coherent to manufacture the lasers. We continue to enhance, produce, and market these lasers under our “Phoenix” brand. Under this agreement, Coherent granted non-exclusive licenses to us for certain U.S. patents and other intellectual property rights owned or controlled by Coherent for making, having made, using, importing, selling and offering for sale the lasers. The term of this agreement is 10 years, but the patent licenses become fully paid and perpetual if we fulfill our royalty obligations during this 10-year period and the license to the other intellectual property rights is perpetual. These U.S. patents expire between 2020 and 2025. As consideration, we agreed to pay Coherent a total of $1.3 million over a period of two years and royalty payments on net sales of products sold by us that incorporate the lasers or that are manufactured using the intellectual property covered by the licenses. We paid Coherent a minimum royalty of $54,000 for 2013 and approximately $68,000 in royalties based on net sales for 2014. We also agreed to sell Coherent a limited number of lasers each year. The agreement is terminable by either party for cause after notice and an opportunity to cure.
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
NASA
We have licensed, on a non-exclusive basis, certain patents from NASA under two license agreements. These patents concern the measurement of strain in optical fiber using Bragg gratings and Rayleigh scatter, and also the measurement of the properties of fiber-optic communications devices. Under the license agreements, we pay NASA certain royalties based on a percentage of net sales of products covered by the patents. We incur a royalty obligation to NASA based upon a specified percentage of the revenue earned on each product sold utilizing these patents subject to combined minimum royalties of $220,000 per year under the license agreements. The term of the license agreements continues until the expiration of the last licensed patent, which is September 2020. These license agreements may be terminated by us on 90 days' notice. Either party may terminate the license agreements for cause upon certain conditions.

Competition
We compete for government, university and corporate research contracts relating to a broad range of technologies. Competition for contract research is intense and the industry has few barriers to entry. We compete against a number of in-

house research and development departments of major corporations, as well as a number of small, limited-service contract research providers and companies backed by large venture capital firms. The contract research industry continues to experience consolidation, which has resulted in greater competition for clients. Increased competition might lead to price and other forms of competition that could harm our operating results. We compete for contract research on the basis of a number of factors, including reliability, past performance, expertise and experience in specific areas, scope of service offerings, technological capabilities and price.
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
In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2014, we, including all of our divisions, had 113 full- and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated” or have the power to control us. In determining whether firms are affiliated, the SBA evaluates factors such as stock ownership and common management, but it ultimately may make its determination based on the totality of the circumstances. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. If we grow larger, and if our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found below in “Risk Factors.”
FDA Regulation of Products
Some of the potential products that we are developing may be subject to regulation under the Food, Drug, and Cosmetic ("FDC") Act. In particular, any Trimetasphere® nanomaterial-based MRI contrast agent would be considered a drug, and our ultrasound diagnostic devices for measuring certain medical conditions will be considered medical devices, under the FDC Act. Both the statutes and regulations promulgated under the FDC Act govern, among other things, the testing, manufacturing, safety efficacy, labeling, storage, record keeping, advertising and other promotional practices involving the regulation of drug and devices. Compliance with the FDC Act may add time and expense to product development, and there can be no assurance that any of our products will be successfully developed and approved for marketing by the FDA.

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
Employees
As of December 31, 2014, we had approximately 113 total employees of whom approximately 100 were full-time employees, and 53 of whom held advanced degrees, including approximately 21 Ph.D. degrees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
Backlog
We have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our backlog was $8.7 million at December 31, 2013 and $12.8 million at December 31, 2014, of which substantially all was from our Technology Development segment.
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Unfunded backlog was $1.0 million and $2.7 as of December 31, 2013 and 2014 respectively. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.
Research, Development and Engineering
We incur research, development and engineering expenses that are not related to our contract performance. These expenses were $2.6 million and $2.1 million for the years ended December 31, 2013 and 2014, respectively. In addition, during these years, we spent $8.9 million and $9.4 million, respectively, on customer-sponsored research activities, which amounts are reimbursed as part of our performance of customer contracts.
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
As a part of the sale of our assets to Intuitive, we entered into a license agreement with Intuitive pursuant to which we received rights to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. This license back to us is revocable if after notice and certain time periods, we were to (i) challenge the validity or enforceability of the transferred patents and patent applications, (ii) commercialize our fiber optical shape sensing and localization technology in the field of medicine (except to perform on a development and supply project for Hansen), (iii) violate our obligations related to our ability to sublicense in the field of medicine or (iv) violate our confidentiality obligations in a manner that advantages a competitor in the field of medicine and not cure such violation. Maintaining this license is necessary for us to conduct our fiber-optic products business, both for our telecom products and our ODiSI sensing products. If this license were to be revoked by Intuitive, we would no longer be able to market, manufacture or sell these products which would severely limit our ability to continue operations.
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
Pursuant to an Investor Rights Agreement, we filed a Form S-3 registration statement in 2014 registering the potential resale of an aggregate of up to approximately 6.3 million shares of our common stock by our then two largest stockholders, Carilion Clinic, or Carilion and Dr. Kent Murphy. This registration statement has been declared effective by the Securities and Exchange Commission, and Dr. Murphy has sold substantially all of his approximately 2.8 million shares included in the registration statement. Carilion continues to hold its approximately 3.5 million shares covered by the registration statement (including approximately 1.3 million shares issuable to Carilion upon conversion of shares of Series A Convertible Preferred Stock that Carilion holds). Because the registration statement is effective, these shares may be sold freely in the public market. Any sales of these shares, or the perception that future sales of shares may occur by Carilion or any of our other significant stockholders, may have a material adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with NASDAQ’s continuing listing standards in respect of our minimum stock price, as further described below.

Our narrowed scope and focus may make it more difficult for us to achieve or maintain operating profitability.
Through the recent sales of SCC to Mac-B and of our medical shape sensing business to Intuitive, we have reduced our overall size and narrowed our focus to one key growth objective: to become the leading provider of fiber optic strain & temperature sensing solutions and standard test methods for composite, as well as non-composite, materials, structures and systems. There can be no guarantee that we will be successful in pursuing this objective. Although we anticipate realizing cost savings as a result of the sale of assets to Mac-B and Intuitive, we will continue to incur significant operating expenses associated with our public company infrastructure. Accordingly, we will need to significantly increase the revenues we generate from our remaining operations in order to achieve or maintain operating profitability, and there can be no guarantee that we will be able to do so.
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
We compete as a small business for some of our government contracts. Our revenues derived from the Small Business Innovation Research, ("SBIR"), program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the year ended December 31, 2013, approximately 54% of our total revenues were generated under the SBIR program, compared to 47% in 2014.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2014, we had approximately 100 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.

Moreover, as our business grows, it is foreseeable that we will eventually exceed the SBIR size limitations, in which case we may be required to seek alternative sources of revenues or capital.
A decline in government research contract awards or government funding for existing or future government research contracts, including SBIR contracts, could adversely affect our revenues, cash flows and ability to fund our growth.
Technology development revenues, which consist primarily of government-funded research, accounted for approximately 62% and 57% of our consolidated total revenues for the years ended December 31, 2013 and 2014, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
There was a rapid softening of the economy and tightening of the financial markets in 2008 and 2009. This slowing of the economy has reduced the financial capacity of some of our customers and, to the extent that such economic conditions continue in certain industries, it could continue to affect our potential customers, thereby slowing spending on the products and services we provide. The outlook for the economy in 2015 and beyond remains uncertain, and until there is a sustained economic recovery our revenues and results of operations could be negatively impacted.
We have a history of losses, and because our strategy for expansion may be costly to implement, we may experience continuing losses and may never achieve or maintain profitability or positive cash flow.
We realized a net loss from continuing operations of $5.5 million and $3.4 million for the years ended December 31, 2013 and 2014, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
RISKS RELATED TO THE MERGER

The issuance of shares of our common stock to API stockholders in the Merger will substantially reduce the percentage interests of our stockholders.
If the Merger is completed, we expect that (i) approximately 11,880,560 shares of our common stock would be issued to existing API common stockholders (including holders of shares subject to a repurchase option or obligation, risk of forfeiture or other condition under any applicable restricted stock purchase agreement or other agreement with API) and (ii) upon exercise or settlement of assumed options and warrants, up to approximately 1,081,042 shares will be issued to holders of assumed options and warrants.
Our existing common stockholders on the one hand, and former API common stockholders on the other hand, are expected to own approximately 56% and 44%, respectively, of the outstanding shares of our common stock following the completion of the Merger based on the number of each company’s outstanding common shares as of January 30, 2015. Upon attributing ownership to the former API stockholders of the shares of common stock that may be issued upon exercise of the options or warrants to purchase our common stock issued as a result of the Merger, and attributing ownership of the shares of our common stock issuable upon exercise of outstanding Luna options and restricted stock units (but excluding, for this purpose, the shares of our common stock issuable upon conversion of our outstanding Series A convertible preferred stock and upon payment of accrued dividends thereon), our existing securityholders would own approximately 57% of our common stock on a fully diluted basis and the former API securityholders would own approximately 43% of our common stock on a fully diluted basis. The issuance of shares of our common stock to API stockholders in the Merger and the assumption by us of API options and warrants will cause a significant reduction in the relative percentage interest of our current securityholders in earnings, voting, liquidation value and book and market value.
Certain directors and executive officers of Luna and API have interests in the Merger that may be different from, or in addition to, the interests of our stockholders and API stockholders.
Executive officers of Luna and API negotiated the terms of the Merger Agreement under the direction of their respective boards of directors. Our board of directors approved the Merger Agreement and unanimously recommended that our stockholders vote in favor of the issuance of shares of our common stock in connection with the Merger, and the board of API unanimously approved the Merger Agreement and the transactions contemplated thereby and unanimously recommended that API stockholders vote in favor of the adoption of the Merger Agreement and approval of the transactions contemplated thereby. These directors and executive officers may have interests in the Merger that are different from, or in addition to, or may be deemed to conflict with, yours. These interests include the continued employment of certain of our executive officers, the continued positions of certain directors of Luna and API as directors of the combined company and the indemnification of former directors and officers by the combined company. Certain of API’s executive officers will not be continuing employment with the combined company and, as a result, will be entitled to severance payments under the employment agreements with API. Additionally, our executive officers will be entitled to receive certain bonuses as a result of the completion of the Merger under the terms of the 2014 senior management incentive plan. Our stockholders should be aware of these interests when they consider our board of directors’ recommendation that our stockholders vote in favor of the proposal to issue shares of our common stock in the Merger.
Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact the stock prices of Luna if the Merger Agreement is terminated in certain circumstances.
In connection with the execution and delivery of the Merger Agreement we agreed to refrain from soliciting, initiating, or knowingly encouraging or facilitating certain acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by us of a nonrefundable reimbursement fee of up to $250,000 or termination fee of $750,000 if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee or reimbursement fee also may discourage a third party from pursuing an acquisition proposal. If the Merger is terminated and we determine to seek another business combination, we cannot assure our stockholders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Merger, or that we will avoid incurrence of any fees associated with the termination of the Merger Agreement.
In the event we terminate the Merger in circumstances that obligate us to pay the termination fee or reimbursement fee to API, our stock price may decline.
If the proposed Merger is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock.
If the Merger is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Merger will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed Merger. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. In addition, we diverted significant management resources in an effort to complete the Merger and are subject to restrictions contained in the Merger Agreement on the conduct of our business during the pendency of the Merger. If the Merger is not completed, we will have received little or no benefit in respect of such costs incurred. Also, if the Merger is not completed under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee to API of $750,000 or a reimbursement fee to API of up to $250,000.
Further, if the Merger is not completed, we may experience negative reactions from the financial markets and our suppliers, customers and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.
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
We and API are, and may in the future may become, involved in securities class action litigation that could divert management's attention and harm our business and insurance coverage may not be sufficient to cover all costs and damages.
In the past, securities class action litigation often follows certain significant business transactions, such as the sale of a business division or a merger. After our announcement of the Merger, three separate putative class action complaints were filed in Michigan and Delaware, alleging claims of breach of fiduciary duty against the API board of directors and naming Luna as a defendant for aiding and abetting the alleged breach of fiduciary duty. The plaintiffs seek injunctive relief and unspecified damages. Responding to this litigation could divert management's attention and harm our business. Moreover, insurance coverage may not be sufficient to cover all costs and damages we incur in connection with the litigation. It is also possible that we could be subject to additional litigation in connection with the Merger.
The failure to integrate successfully the businesses of Luna and API in the expected timeframe would adversely affect the combined company’s future results and the market price of the combined company’s common stock following the completion of the Merger.
The success of the Merger will depend, in large part, on sales of the combined company’s products and on the ability of the combined company following the completion of the Merger to realize the anticipated benefits, including annual net operating synergies and cost reductions from combining the businesses of Luna and API. To realize these anticipated benefits, the combined company must successfully integrate Luna’s and API’s respective businesses. This integration will be complex and time-consuming.
The failure to successfully integrate and manage the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger. Potential difficulties that may be encountered in the integration process include the following:
•lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;
•complexities associated with managing the larger combined company with distant business locations;
•integrating personnel from the two companies while maintaining focus on providing consistent, high quality products;
•the loss of key employees;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger; and
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.
If any of these events were to occur, the ability of the combined company to maintain relationships with customers, suppliers and employees or the combined company’s ability to achieve the anticipated benefits of the Merger could be adversely affected, or could reduce the combined company’s earnings or otherwise adversely affect its business and financial results after the Merger and, as a result, adversely affect the market price of the combined company’s common stock.
The market price for shares of the combined company’s common stock may be affected by factors different from those affecting the market price for shares of Luna common stock prior to the Merger.

The risks associated with the combined company may affect the results of operations of the combined company differently than they could affect the results of operations of each of Luna as a separate companies. Additionally, the results of operations of the combined company may be affected by additional or different factors than those that currently affect the results of operations of Luna, including, but not limited to: complexities associated with managing the larger, more complex, combined business; integrating personnel from the two companies while maintaining focus on providing products and services; and potential performance shortfalls resulting from the diversion of management’s attention caused by integrating the companies’ operations.
Failure to develop, introduce and sell new products or failure to develop and implement new technologies, could adversely impact the financial results of the combined company.
Success of the combined company will depend on its ability to develop and introduce new products and software platforms that customers choose to buy. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. If the combined company fails to introduce new product designs or technologies in a timely manner or if customers do not successfully introduce new systems or products incorporating products of the combined company, the business, financial condition and results of operations of the combined company could be materially harmed.
The Merger will result in changes to the Luna board of directors that may affect the combined company’s operations.
If the parties complete the Merger, the composition of the Luna board of directors will change in accordance with the Merger Agreement. This new composition of the board of directors may affect the business strategy and operating decisions of the combined company upon completion of the Merger.
If API stockholders sell the shares of Luna common stock received in the Merger, they could cause a decline in the market price of the combined company’s common stock.
Our issuance of common stock in the Merger will be registered with the SEC. As a result, those shares will be immediately available for resale in the public market following the completion of the Merger. As of January 30, 2015, if the Merger occurred on such date, the number of shares of Luna common stock to be issued to existing API common stockholders, collectively, in connection with the Merger and immediately available for resale would have equaled approximately 44% of the number of outstanding shares of Luna common stock as of such date prior to giving effect to such issuance. API stockholders may sell the stock they receive commencing immediately after the Merger. If this occurs, or if there is a perception in the market that such sales may occur, the market price of the combined company’s common stock may decline.
Customer uncertainties related to the Merger could adversely affect the businesses, revenues and gross margins of Luna, API or the combined company.
In response to the announcement of the Merger or due to ongoing uncertainty about the Merger, customers of Luna or API may delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase the products and services of Luna, API or the combined company due to uncertainty about the direction of the combined company’s offerings and willingness to support existing products. To the extent that the Merger creates uncertainty among those persons and organizations contemplating purchases such that customers delay, defer or change purchase decisions in connection with the planned Merger, the revenues of Luna, API or the combined company would be adversely affected. Customer assurances may be made by Luna and API to address their customers’ uncertainty about the direction of the combined company’s product and related support offerings, which may result in additional obligations of Luna, API or the combined company. As a result of any of these actions, quarterly revenues and net earnings of Luna, API or the combined company could be substantially below market expectations and a decline in the companies’ respective stock prices could result.
The combined company must continue to retain, recruit and motivate executive officers and other key employees, and failure to do so could negatively affect the combined company.
The combined company must be successful at retaining, recruiting, and motivating key employees following the completion of the Merger in order for the benefits of the transaction to be fully realized. Employees of both Luna and API may experience uncertainty about their future roles with the combined company until, or even after, strategies with regard to the combined company are announced and executed. The potential distractions related to the Merger may adversely affect the ability of the combined company to keep executives and other key employees focused on business strategies and goals, to address other important personnel matters and to retain them at all. A failure by the combined company to attract, retain, and motivate executives and other key employees during the period prior to or after the completion of the Merger could have a negative impact on their respective businesses.

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
Various U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in our technology areas. Such third parties may claim that we infringe their patents. Because patent applications can take several years to result in a patent issuance, there may be currently pending applications, unknown to us, which may later result in issued patents that our technologies may infringe. For example, we are aware of competitors with patents in technology areas applicable to our optical test equipment products. Such competitors may allege that we infringe these patents. There could also be existing patents of which we are not aware that our technologies may inadvertently infringe. We have from time to time been, and may in the future be, contacted by third parties, including patent assertion entities or intellectual property advisors, about licensing opportunities that also contain claims that we are infringing on third party patent rights. If third parties assert these claims against us, we could incur extremely substantial costs and diversion of management resources in defending these claims, and the defense of these claims could have a material adverse effect on our business, financial condition and results of operations. Even if we believe we have not infringed on a third party’s patent rights, we may have to settle a claim on unfavorable terms because we cannot afford to litigate the claim. In addition, if third parties assert claims against us and we are unsuccessful in defending against these claims, these third parties may be awarded substantial damages as well as injunctive or other equitable relief against us, which could effectively block our ability to make, use, sell, distribute or market our products and services in the United States or abroad.
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
We are also subject to provisions of the Delaware General Corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our board of directors or certain other conditions are satisfied.
The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
We lease approximately 12,000 square feet of space in Roanoke, Virginia from Carilion Clinic Properties, LLC, a successor to Carilion Medical Center and an affiliate of our largest institutional stockholder, Carilion Clinic. This property is used for our corporate headquarters, as well as for general administrative functions. In January of 2015 we executed an amendment to this lease that provides we may terminate the lease at any time on 30 days prior written notice and provides that, in any event, the term of the lease shall end April 30, 2015. We have provided notice to terminate the lease effective April 15, 2015. The term of the lease previously expired on December 31, 2018. In November 2014 we entered into a lease with an unaffiliated third party for approximately 4,400 square feet of space in Roanoke, Virginia, starting on April 1, 2015. This lease expires March 31, 2020. This property will be used for our new corporate headquarters, as well as for general administrative functions.
We lease approximately 42,000 square feet of space in Blacksburg, Virginia, near Virginia Tech, which is used by both our Technology Development segment and our Products and Licensing segment. This lease expires December 31, 2024.
We lease approximately 16,000 square feet of space in Charlottesville, Virginia, near the University of Virginia, for use by certain groups in our Technology Development segment. This lease expires December 31, 2015.
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

ITEM 3.    LEGAL PROCEEDINGS

After our announcement of the Merger with API, three separate putative class action complaints were filed on behalf of API stockholders against members of the API board of directors, API, Luna, and API Merger Sub. Two actions were filed in the Circuit Court for the County of Washtenaw of the State of Michigan (captioned Clark v. Advanced Photonix, Inc., Case No.

15-169-CB and Panzer v. Advanced Photonix, Inc., Case No. 15-214-CB) and one action was filed in the Court of Chancery for the State of Delaware (captioned Henderson v. Advanced Photonix, Inc., C.A. No. 10715) (collectively, the “Stockholder Litigation”) In general, and to date, the plaintiffs in the Stockholder Litigation allege that the API’s directors breached its fiduciary duties to API’s stockholders by, among other things, agreeing to sell API to Luna at an inadequate price, implementing an unfair process, agreeing to certain provisions of the Merger Agreement that are alleged to favor Luna and deter alternative bids, and/or by omitting material information from the Registration Statement on Form S-4 that we filed with the SEC in connection with the Merger. The complaints have also generally alleged that API and Luna aided and abetted the API director’s breaches of fiduciary duties. The existing complaints seek, among other things, an injunction against the consummation of the Merger and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. We intend to defend ourselves vigorously in these actions.

Additionally, from time to time, we may become involved in litigation or claims arising out of our operations in the normal course of business. Management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK
Our common stock trades on The NASDAQ Capital Market. The following table sets forth the high and low sales prices of our common stock for each period indicated as reported by NASDAQ.

	2013		2014
Fiscal Period	High	Low	High	Low
First Quarter	$1.40	$1.09	$3.36	$1.28
Second Quarter	$1.35	$1.09	$1.68	$1.30
Third Quarter	$2.40	$1.13	$2.70	$1.20
Fourth Quarter	$1.80	$1.15	$1.56	$1.22
We have a single class of common stock outstanding. As of February 27, 2015, there were approximately 75 stockholders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the NASDAQ Capital Market, as compared to the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price on January 1, 2010, and an equivalent amount in the NASDAQ Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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

ITEM 6.    SELECTED FINANCIAL DATA
The consolidated statement of operations data for each of the two years in the period ended December 31, 2014 and the consolidated balance sheet data as of December 31, 2013 and 2014 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2010, 2011 and 2012 and the consolidated balance sheet data as of December 31, 2010, 2011 and 2012 have been derived from our audited consolidated financial statements that do not appear in this report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements, and the historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended December 31,
In thousands, except share and per share data	2010	2011	2012	2013	2014
Consolidated Statement of Operations Data:
Revenues:
Technology development revenues	$14,365	$15,586	$15,127	$11,422	$12,206
Products and Licensing revenues	12,133	13,196	8,339	6,912	9,054
Total revenues	26,498	28,782	23,466	18,334	21,260
Cost of revenues:
Technology development costs	10,454	11,483	10,749	8,882	9,376
Products and Licensing costs	5,787	6,590	3,825	3,403	4,047
Total cost of revenues	16,241	18,073	14,574	12,285	13,423
Gross profit	10,257	10,709	8,892	6,049	7,837
Operating expense	14,425	13,557	13,022	14,084	12,342
Operating loss	(4,168)	(2,848)	(4,130)	(8,035)	(4,505)
Other income, net	77	228	108	347	111
Interest expense, net	(474)	(388)	(312)	(208)	(96)
Loss from continuing operations before reorganization items and income tax	(4,565)	(3,008)	(4,334)	(7,896)	(4,490)
Reorganization costs	174	—	—	—	—
Loss from continuing operations before income tax	(4,739)	(3,008)	(4,334)	(7,896)	(4,490)
Income tax benefit	(478)	(479)	(1,107)	(2,387)	(1,137)
Loss from continuing operations, net	(4,261)	(2,529)	(3,227)	(5,509)	(3,353)
Income from discontinued operations, net of income taxes	1,641	1,137	1,843	4,705	9,347
Net (loss)/ income	(2,620)	(1,392)	(1,384)	(804)	5,994
Preferred stock dividend	361	127	120	102	112
Net (loss)/ income attributable to common stockholders	$(2,981)	$(1,519)	$(1,504)	$(906)	$5,882
Net loss per share from continuing operations:
Basic and Diluted	$(0.33)	$(0.19)	$(0.23)	$(0.38)	$(0.23)
Net income per share from discontinued operations:
Basic and Diluted	$0.13	$0.08	$0.13	$0.33	$0.63
Net (loss)/ income per share attributable to common stockholders:
Basic and Diluted	$(0.23)	$(0.11)	$(0.11)	$(0.06)	$0.40
Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,009,326	13,647,555	13,930,267	14,336,135	14,880,697

	December 31,
	2010	2011	2012	2013	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,217	$8,939	$6,340	$7,779	$14,117
Working capital	8,055	10,928	10,509	10,106	15,346
Total assets	22,876	22,919	20,458	19,704	27,584
Total current liabilities	10,648	8,407	9,186	7,206	8,540
Total debt	6,307	5,250	3,625	2,125	625

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

Business Overview
We develop, manufacture and market fiber optic sensing and test & measurement products focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications, and defense industries. Our business model is designed to accelerate the process of bringing new and innovative products to market. In addition, we use our in-house technical expertise across a range of technologies to perform applied research services for companies and government-funded projects in the areas of sensing & instrumentation, advanced materials, and health sciences. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
Our corporate growth strategy is focused on becoming the leading provider of fiber optic strain & temperature sensing solutions and standard test methods for composite, as well as non-composite materials, structures and systems.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain & temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 38% and 43% of our total revenues for the years ended December 31, 2013 and 2014, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing & instrumentation, advanced materials, and health sciences. Our Technology Development segment comprised approximately 62% and 57% of our total revenues for the years ended December 13, 2013 and 2014, respectively. Our Technology Development segment predominantly performs applied research in the areas of sensing and materials. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $8.7 million at December 31, 2013 and $12.8 million at December 31, 2014.
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
We incurred net losses attributable to common stockholders of approximately $0.9 million for the year ended December 31, 2013 and generated net income attributable to common stockholders of $5.9 million for the year ended December 31, 2014. Excluding the effects of our Secure Computing and Communications ("SCC") group which we sold in 2013 and our medical shape sensing business, which we sold in 2014, we incurred net losses from continuing operations of approximately $5.5 million and $3.4 million for the years ended December 31, 2013 and 2014, respectively.
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
Reductions in government spending may impact the availability of new program awards in 2015. For example, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending, or sequestration. Automatic across-the-board cuts required by sequestration could have a material adverse effect on our technology development revenues and, consequently, our results of operations. While the exact manner in which sequestration will impact our business is unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
Recent Sales of SCC and Medical Shape Sensing Business
In March 2013, we sold our SCC group to MacAuley-Brown, Inc., another defense contractor, for $6.1 million in cash. In January 2014, we sold our assets associated with the development of fiber optic shape sensing and localization for the medical field to affiliates of Intuitive Surgical, Inc., or Intuitive, for total cash consideration of up to $30 million, including $6 million received at closing, $6 million received in April 2014 and up to $18 million that we may receive in the future based on the achievement of certain technical milestones and royalties on system sales if any.
Our sales of SCC in 2013 and of our medical shape sensing business in 2014 are expected to result in lower revenues than historically realized until we can increase revenues significantly, primarily from product sales. As a result, we may incur greater net losses than we have in prior years.
Proposed Merger with Advanced Photonix, Inc.
On January 30, 2015, we, Advanced Photonix, Inc., a Delaware corporation (“API”), and API Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (" API Merger Sub"), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which API Merger Sub will merge with and into API (the “Merger”), with API surviving as our wholly owned subsidiary.
Upon the effective time of the Merger, each share of the common stock of API will be converted into the right to receive shares of our common stock at an exchange ratio of 0.31782. In addition, unless otherwise provided by the terms of the warrant, each outstanding warrant to purchase API shares will be converted into the right to purchase shares of our common stock and each outstanding option to purchase shares of API common stock will be converted into an option to purchase shares of our common stock of, in each case at the same exchange ratio.
The completion of the Merger is subject to the satisfaction or waiver of a number of customary closing conditions in the Merger Agreement, including, among others, the effectiveness of a Form S-4 registration statement that we have filed with the Securities and Exchange Commission (the “SEC”), the adoption of the Merger Agreement and approval of the transactions contemplated thereby by API’s stockholders, approval by our stockholders of the issuance of shares of our common stock, the absence of certain governmental restraints and the absence of a material adverse effect on us or API.
We have filed the Form S-4 registration statement with the SEC, however that registration statement has not yet become effective. Following the effectiveness of the Form S-4, Luna and Advanced Photonix will mail the joint proxy statement/prospectus included in the Form S-4 to our respective stockholders for consideration at the companies’ stockholder meetings. Although the companies have not yet formally determined the dates of their stockholder meetings, we currently expect the stockholder meetings to be held and, subject to the satisfaction and/or waiver of the conditions to the Merger, the Merger to close in May 2015. Upon closing of the Merger, we expect to account for the Merger under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations.

Description of Our Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our technology development revenues represented approximately 62% and 57% of our total revenues for the years ended December 31, 2013 and 2014, respectively.
Our products and licensing revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented approximately 38% and 43% of our total revenues for the years ended December 31, 2013 and 2014, respectively.
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
Interest Expense, net
In February 2010, we entered into a new line of credit facility with Silicon Valley Bank, or SVB, with a borrowing capacity of $5.0 million. In May 2011, we entered into a loan modification agreement with SVB under which we repaid the outstanding balance under the prior line of credit and obtained a term loan in the amount of $6.0 million, along with a new $1.0 million line of credit. In May 2012, we entered into another loan modification agreement with SVB under which we extended the maturity date of the line of credit to May 2014 and adjusted certain covenants. On March 21, 2013, we entered into another loan modification agreement with SVB under which we replaced the previous financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million. At December 31, 2014, we had $0.6 million outstanding on the term loan and no amounts outstanding on the line of credit. Effective on January 21, 2014, this minimum cash balance covenant was modified to reduce the required minimum balance to $3.5 million.
During the years 2013 and 2014, interest expense included interest accrued on our outstanding bank credit facilities, and interest incurred with respect to our capital lease obligations.
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
Stock-Based Compensation
We recognize stock-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. The calculation of the fair value of our awards requires certain inputs that are subjective and changes to the estimates used will cause the fair values of our stock awards and related stock-based compensation expense to vary. We have elected to use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of a stock option award is affected by our stock price on the date of the grant as well as other assumptions used as inputs in the valuation model including the estimated volatility of our stock price over the term of the awards, the estimate period of time that we expect employees to hold their stock options and the risk-free interest rate assumption. In addition, we are required to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate the rate of future forfeitures based on historical experience, actual forfeitures may differ.
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

	Years ended December 31,
	2013	2014
Revenues:
Technology development revenues	62.3%	57.4%
Product and licensing revenues	37.7	42.6
Total revenues	100.0	100.0
Cost of Revenues:
Technology development costs	48.4	44.1
Product and licensing costs	18.6	19.0
Total cost of revenues	67.0	63.1
Gross profit	33.0	36.9
Operating expense	76.8	58.1
Operating loss	(43.8)	(21.2)
Total other income, net	0.8	0.1
Loss from continuing operations before income taxes	(43.0)	(21.1)
Loss from continuing operations, net of income taxes	(30.0)	(15.8)
Income from discontinued operations, net of income taxes	25.7	44.0
Net (loss)/income	(4.3)	28.2
Year Ended December 31, 2013 Compared to Year Ended December 31, 2014
Revenues

	Years ended December 31,
	2013	2014	$ Difference	% Difference
Technology development revenues	$11,421,868	$12,205,889	$784,021	6.9%
Products and licensing revenues	6,911,707	9,054,101	2,142,394	31.0%
Total revenues	$18,333,575	$21,259,990	$2,926,415	16.0%
Our Technology Development segment revenue increased $0.8 million from $11.4 million in the year ended December 31, 2013 to $12.2 million in the year ended December 31, 2014. This increase was attributable primarily to growth in research performed under government contracts related to carbon nanomaterials and to our use of sensing technologies for applications such as corrosion monitoring.
Our Products and Licensing segment revenue increased $2.1 million from $6.9 million in the year ended December 31, 2013 to $9.1 million in the year ended December 31, 2014. This increase was due primarily to growth in sales of our optical vector analyzer products for testing of passive optical components, as the telecom market recovered somewhat in 2014, in addition to continued growth in sales of the ODiSI platform of products for fiber optic measurement of strain or temperature. We introduced the ODiSI platform for fiber optic sensing of strain and temperature in 2011 and have identified the growth of ODiSI as our key strategic initiative for product sales.

Cost of Revenues

	Years ended December 31,
	2013	2014	$ Difference	% Difference
Technology development costs	$8,882,071	$9,376,485	$494,414	5.6%
Products and licensing costs	3,402,882	4,046,885	644,003	18.9%
Total costs of revenues	$12,284,953	$13,423,370	$1,138,417	9.3%

Our Technology Development segment costs increased $0.5 million from $8.9 million in the year ended December 31, 2013 to $9.4 million in the year ended December 31, 2014. This increase was due primarily to an increase in the utilization of subcontractors in the delivery of contract research on government programs.
Our Products and Licensing segment costs increased $0.6 million from $3.4 million in the year ended December 31, 2013 to $4.0 million in the year ended December 31, 2014. This increase was due primarily to the increase in sales as noted above. A significant part of the increase came from our optical vector analyzer product which typically has a higher margin and therefore tends to increase costs less than our other products.
Operating Expense

	Years ended December 31,
	2013	2014	$ Difference	% Difference
Selling general and administrative expense	$11,525,636	$10,253,847	$(1,271,789)	(11.0)%
Research, development, and engineering expense	2,558,332	2,087,874	(470,458)	(18.4)%
Total operating expense	$14,083,968	$12,341,721	$(1,742,247)	(12.4)%
Selling, general and administrative expenses decreased $1.3 million from $11.5 million in the year ended December 31, 2013 to $10.3 million in the year ended December 31, 2014. This decrease reflects the recognition in 2013 of an aggregate of $0.9 million of professional fees, such as investment banking and legal costs, and compensation costs incurred in connection with the sale of our medical shape sensing business in January 2014, reductions in headcount taken subsequent to the sale of the medical shape sensing business, lower outside professional fees incurred with respect to SEC and NASDAQ filings and compliance and lower share-based compensation expense.
Research, development, and engineering expenses decreased $0.5 million from $2.6 million in the year ended December 31, 2013, to $2.1 million in the year ended December 31, 2014. This decrease was due primarily to the transfer of ten engineers and technicians to Intuitive in January 2014 in connection with the sale of the medical shape sensing business.
Interest Expense, net and Other Income
Our net interest expense was approximately $0.2 million for the year ended December 31, 2013 compared to approximately $0.1 million for the year ended December 31, 2014. During 2013 and 2014, our primary outstanding borrowing was the term loan provided by SVB. The average monthly loan balance for the year ended December 31, 2013 was $2.9 million as compared to $1.3 million for the year ended December 31, 2014, resulting in a decrease in interest expense.
Other income was approximately $0.3 million for the year ended December 31, 2013 and $0.1 million for the year ended December 31, 2014. During the year ended December 31, 2013, we received approximately $48,000 from an insurance policy profit share and $265,000 in rent income from a sublease of office space. We also recognized additional income from the amortization of the discount we received on prepayment of the Hansen Note of approximately $38,000, which was fully amortized during the second quarter of 2013. Other income for 2014 primarily consisted of $106,000 from rent income from a sublease of office space, which concluded in the second quarter of 2014.
Income Tax Benefit

During 2013, we recorded a benefit from income taxes from continuing operations of $2.4 million that resulted in an effective tax rate from continuing operations of 30.24%, as compared to an effective tax rate of 25.33% from an income tax benefit of $1.1 million from continuing operations in 2014. The change in our effective tax rate from continuing operations from 2013, as compared to 2014, was primarily due to the decrease in loss from continuing operations, the unfavorable change in alternative minimum tax, and the decrease in the intra-period allocation from benefit from discontinued operations.
Loss from Continuing Operations
Given the increases in Technology Development revenue and Product and Licensing revenue, as well as the improvement in operating expenses described above, our loss from continuing operations decreased approximately $3.4 million from $8.0 million in the year ended December 31, 2013 to $4.5 million in the year ended December 31, 2014.

Income from Discontinued Operations

For the year ended December 31, 2013, we recognized net income from discontinued operations of $4.7 million, compared to a net income from discontinued operations of $9.3 million for the year ended December 31, 2014. For 2013, this income consisted of $1.3 million of income, net of income taxes, from the operations of our medical shape sensing business and a $3.4 million gain realized on the sale of our SCC business, net of income taxes, which sale occurred during the first quarter of 2013, partially offset by an operating loss of $0.1 million from the SCC business for the two months prior to the sale on March 1, 2013. The decrease in operating income of the SCC business in 2013 was primarily a result of a significant decline in revenue within our SCC business as a result of a decrease in revenue from one government contract.
For the year ended December 31, 2014, our net income from discontinued operations was due primarily to the gain, net of income taxes, of the sale of our medical shape sensing business in the first quarter of 2014 of $9.4 million.
Preferred Stock Dividend
In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carries an annual cumulative dividend of 6%, or approximately $0.2815 per share. During 2013 and 2014, we accrued approximately $102,000 and $112,000, respectively, for the dividends payable to Carilion. The dividends are not payable in cash, but rather in shares of our Common Stock, until liquidation event occurs. During each of 2013 and 2014, 79,292 shares of common stock became issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity.
Liquidity and Capital Resources
At December 31, 2014, our total cash and cash equivalents were $14.1 million. The sale of our medical shape sensing business to Intuitive on January 21, 2014, significantly increased our cash by providing us with net proceeds of $10.7 million, after deducting transaction expenses paid by us.
We have a term loan with SVB which at December 31, 2014 had a balance of $0.6 million. This term loan matures on May 1, 2015. We currently do not have plans to refinance this loan. However, following the closing of the proposed Merger with API, we may enter into a new debt agreement to replace the balance of the outstanding debt held by API that we will assume at the time of the Merger.
We may prepay amounts due under the term loan at any time with no penalties.
Amounts due under the term loan are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
On March 21, 2013, the Credit Facility was amended to replace the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million. Effective on January 21, 2014, in connection with our sale of assets to Intuitive, this covenant was modified to reduce the minimum cash balance to $3.5 million. As of the date of the filing of this report, we are in compliance with all covenants under the Credit Facility.
The Credit Facility contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding.
During the fourth quarter of 2014 we executed a letter-of-credit ("LOC") in the amount of $1.0 million as a condition of our lease on our Blacksburg office.
We believe that our cash balance as of December 31, 2014 will provide adequate liquidity for us to meet our working capital needs over the next twelve months.
Discussion of Cash Flows

	Years ended December 31,
	2013	2014
Net cash used in operating activities	$(1,787,292)	$(2,714,719)
Net cash (used in)/provided by investing activities	4,670,448	10,419,943
Net cash used in by financing activities	(1,445,076)	(1,366,796)
Net increase in cash and cash equivalents	$1,438,080	$6,338,428

During 2014, operations used $2.7 million of net cash, as compared to 2013, when operations used $1.8 million of net cash. In 2014, our net income of $6.0 million included a benefit of an after-tax gain on the sale of our medical shape sensing business of $9.4 million and a tax benefit of $1.1 million. Absent the effects of that gain and the tax benefit, our pre-tax loss from continuing operations was $4.5 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.6 million and share-based compensation of $1.0 million, each of which are non-cash items that do not impact cash flow for the period.
In 2013, our net loss of $0.8 million included income from discontinued operations, net of tax, of $4.7 million and a tax benefit of $2.4 million. Absent the effects of discontinued operations and the tax benefit, our pre-tax loss from continuing operations was $7.9 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.9 million, share-based compensation of $1.2 million and allowance for doubtful accounts of $0.1 million, all of which are non-cash items that do not impact cash flow for the period. Additionally, changes in working capital provided net cash inflow of $1.7 million, principally due to a decrease of $1.5 million in accounts receivable.
Cash used in, or provided by, investing activities relates to the purchase of property and equipment as well as capitalized costs associated with securing intellectual property rights and, in 2014, the sale of our medical shape sensing business and, in 2013, the sale of SCC. Our overall cash provided by investing activities was $10.4 million in 2014, consisting of a cash inflow of $10.9 million from the sale of our medical shape sensing business in January 2014 and cash outflows of $0.3 million for the purchase of equipment and $0.3 million in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform.
Our overall cash provided by investing activities was $4.7 million in 2013, consisting of a cash inflow of $5.1 million from the sale of SCC in March 2013, partially offset by cash outflows of $0.2 million for the purchase of equipment and $3.3 million in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform.

Cash used in financing activities for the year ended December 31, 2014 was $1.4 million, compared to cash used in financing activities of $1.4 million in 2013.
During 2014, we repaid $1.5 million to SVB for principal on our Term Loan. We also paid approximately $67,000 for leased equipment and received approximately $232,000 from the exercise of options and warrants.
During 2013, we repaid $1.5 million to SVB for principal on our Term Loan. We also paid approximately $57,000 for leased equipment and received approximately $112,000 from the exercise of options and warrants.
Summary of Contractual Obligations
The following table sets forth information concerning our known contractual obligations as of December 31, 2014 that are fixed and determinable.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$625,000	$625,000	$—	$—	$—
Operating facility leases (2)	4,522,547	995,312	1,666,058	1,381,014	480,163
Other leases (3)	110,307	102,601	7,706	—	—
Purchase order obligation (4)	451,536	451,536	—	—	—
Other liabilities (5)	1,510,000	320,000	750,000	440,000	—
Total	$7,219,390	$2,494,449	$2,423,764	$1,821,014	$480,163
_________________________

(1)	Amounts due under our debt obligations to SVB are payable in monthly installments, plus accrued interest, through May 2015.

(2)
We lease our facilities in Blacksburg, Charlottesville and Roanoke, Virginia under operating leases that as of December 31, 2014, are scheduled to expire between December 2015 and December 2020. In January 2015, we amended our lease for our current Roanoke office to terminate the lease effective April 30, 2015.  Accordingly, our minimum payments under this lease and the amounts of operating facility lease obligations in the table above, will be reduced by $0.3 million for 2015, $0.6 million for 2016-2017 and $0.3 million for 2018-2019. In January 2015, we amended the lease for the Blacksburg facility to increase the allowance for leasehold improvements and to extend the term of the lease for an additional four years, which will increase our minimum payments under this lease, and the amounts of operating facility lease obligations in the table above, by $2.6 million for the period beyond 2019. Upon expiration of our office leases, we may exercise certain renewal options as specified in the leases. Rental payments associated with these option periods are not included in the table above.

(3)
In February 2011 and August 2013, we executed leases in the amounts of $274,000 and $50,100, respectively, for equipment for our offices in Roanoke, Blacksburg and Charlottesville, Virginia. These equipment leases expire in February 2016 and August 2018, respectively.

(4)
In the fourth quarter of 2013, our Luna Technologies subsidiary executed two non-cancelable purchase orders in the amounts of $0.9 million and $0.5 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in December of 2013. The amount set forth in the table above represents our remaining obligation as of December 31, 2014.

(5)	Other liabilities include remaining amounts payable for minimum royalty payments for certain licensed technologies payable over the remaining patent terms of the underlying technology.

The table above does not reflect any contractual obligations of API that we will assume upon completion of the Merger, which obligations will materially affect our contractual obligations for the periods set forth above.
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
We are exposed to interest rate fluctuations as a result of our SVB debt facility having a variable interest rate. However, the loan facility has a minimum fixed interest rate of 6%, which was in effect during both 2013 and 2014. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. The principal amount of $0.6 million outstanding under the term loan as of December 31, 2014, is scheduled to be retired during the second quarter of 2015.
Foreign Currency Exchange Rate Risk
As of December 31, 2014, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Luna Innovations Incorporated
We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luna Innovations Incorporated and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
McLean, Virginia
March 16, 2015

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,778,541	$14,116,969
Accounts receivable, net	5,408,281	5,689,615
Inventory, net	3,346,177	3,364,233
Prepaid expenses	708,974	523,553
Other current assets	70,208	191,749
Total current assets	17,312,181	23,886,119
Property and equipment, net	2,060,709	3,497,057
Intangible assets, net	288,475	199,277
Other assets	42,710	1,995
Total assets	$19,704,075	$27,584,448
Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long term debt obligation	1,500,000	625,000
Current portion of capital lease obligation	66,617	70,725
Accounts payable	1,401,764	1,447,177
Accrued liabilities	3,546,585	5,536,322
Deferred revenue	691,424	861,081
Total current liabilities	7,206,390	8,540,305
Long-term debt obligation	625,000	—
Long-term capital lease obligation	110,307	39,582
Total liabilities	7,941,697	8,579,887
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at December 31, 2013 and 2014	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 14,527,335 and 15,110,924 shares issued, 14,527,335 and 15,088,199 shares outstanding at December 31, 2013 and 2014, respectively	14,842	15,541
Treasury stock at cost, zero shares at December 31, 2013 and 22,725 shares at December 31, 2014	—	(32,221)
Additional paid-in capital	62,756,571	64,147,666
Accumulated deficit	(51,010,357)	(45,127,747)
Total stockholders’ equity	11,762,378	19,004,561
Total liabilities and stockholders’ equity	19,704,075	27,584,448

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2014
Revenues:
Technology development revenues	$11,421,868	$12,205,889
Products and licensing revenues	6,911,707	9,054,101
Total revenues	18,333,575	21,259,990
Cost of revenues:
Technology development costs	8,882,071	9,376,485
Products and licensing costs	3,402,882	4,046,885
Total cost of revenues	12,284,953	13,423,370
Gross profit	6,048,622	7,836,620
Operating expense:
Selling, general & administrative	11,525,636	10,253,847
Research, development, and engineering	2,558,332	2,087,874
Total operating expense	14,083,968	12,341,721
Operating loss	(8,035,346)	(4,505,101)
Other income/(expense):
Other income, net	347,062	111,452
Interest expense, net	(207,538)	(96,229)
Total other income	139,524	15,223
Loss from continuing operations before income taxes	(7,895,822)	(4,489,878)
Income tax benefit	(2,387,422)	(1,137,228)
Loss from continuing operations	(5,508,400)	(3,352,650)
Operating income/(loss) from discontinued operations, net of $0.9 million and $0.0 million of related income taxes	1,313,611	(34,491)
Gain on sale, net of $1.5 million and $1.3 million of related income taxes	3,391,639	9,381,948
Income from discontinued operations, net of income taxes	4,705,250	9,347,457
Net (loss)/income	(803,150)	5,994,807
Preferred stock dividend	102,327	112,197
Net (loss)/income attributable to common stockholders	$(905,477)	$5,882,610
Net loss per share from continuing operations:
Basic and diluted	$(0.38)	$(0.23)
Net income per share from discontinued operations:
Basic and diluted	$0.33	$0.63
Net (loss)/ income per share attributable to common stockholders:
Basic and diluted	$(0.06)	$0.40
Weighted average shares:
Basic and diluted	14,336,135	14,880,697

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance—January 1, 2013	1,321,514	1,322	14,009,280	14,245	—	—	61,361,505	(50,104,880)	11,272,192
Exercise of stock options and warrants	—	—	169,277	168	—	—	111,789	—	111,957
Stock-based compensation	—	—	—	—	—	—	1,063,645	—	1,063,645
Non cash compensation	—	—	337,500	338	—	—	102,396	—	102,734
Stock dividends (1)	—	—	—	80	—	—	102,247	(102,327)	—
Issuance of Common Stock, Other (2)	—	—	11,278	11	—	—	14,989	—	15,000
Net loss	—	—	—	—	—	—	—	(803,150)	(803,150)
Balance—December 31, 2013	1,321,514	1,322	14,527,335	14,842	—	—	62,756,571	(51,010,357)	11,762,378
Exercise of stock options	—	—	315,087	316	—	—	231,726	—	232,042
Stock-based compensation	—	—	—	—	—	—	854,370	—	854,370
Non cash compensation	—	—	245,777	303	—	—	192,882	—	193,185
Stock dividends (1)	—	—	—	80	—	—	112,117	(112,197)	—
Purchase of treasury stock	—	—	—	—	22,725	(32,221)	—	—	(32,221)
Net Income	—	—	—	—	—	—	—	5,994,807	5,994,807
Balance—December 31, 2014	1,321,514	$1,322	15,088,199	$15,541	22,725	$(32,221)	$64,147,666	$(45,127,747)	$19,004,561

(1)	The stock dividends payable in connection with the Series A Convertible Preferred Stock are issuable upon the request of Carilion.

(2)	Fees paid to our board of directors by issuance of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2014
Cash flows used in operating activities:
Net (loss)/income	$(803,150)	$5,994,807
Adjustments to reconcile net (loss)/income to net cash used in by operating activities:
Depreciation and amortization	935,477	607,693
Stock-based compensation	1,181,379	1,019,445
Gain on sale of discontinued operations, net of income taxes	(3,391,639)	(9,381,948)
Inventory obsolescence	—	163,998
Bad debt	134,811	—
Tax benefit from utilization of loss from current year operations	(1,507,791)	(1,148,941)
Changes in operating assets and liabilities:
Accounts receivable	1,533,827	(281,334)
Inventory	(9,261)	(220,419)
Other assets	(79,180)	50,696
Accounts payable and accrued liabilities	396,540	311,627
Deferred revenue	(178,305)	169,657
Net cash used in operating activities	(1,787,292)	(2,714,719)
Cash flows provided by investing activities:
Acquisition of property and equipment	(186,956)	(255,242)
Intangible property costs	(253,451)	(252,083)
Proceeds from sale of discontinued operations, net	5,110,855	10,927,268
Net cash provided by investing activities	4,670,448	10,419,943
Cash flows used in financing activities:
Payments on debt obligations	(1,500,000)	(1,500,000)
Payments on capital lease obligations	(57,033)	(66,617)
Repurchase of common stock	—	(32,221)
Proceeds from the exercise of options and warrants	111,957	232,042
Net cash used in financing activities	(1,445,076)	(1,366,796)
Net change in cash and cash equivalents	1,438,080	6,338,428
Cash and cash equivalents—beginning of period	6,340,461	7,778,541
Cash and cash equivalents—end of period	$7,778,541	$14,116,969
Supplemental disclosure of cash flow information
Cash paid for interest	$178,646	$87,354
Cash paid for income taxes	$14,010	$150,000
Dividend on preferred stock, 79,292 shares of common stock issuable for each of the years ended December 31, 2013 and 2014, respectively	$102,327	$112,177

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Luna Innovations Incorporated (“we” or the "Company”), headquartered in Roanoke, Virginia was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003.
We develop, manufacture and market fiber optic sensing and test & measurement products focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise to perform applied research services on government-funded projects across a range of technologies and also for corporate customers in the fiber optic sensing area. We are organized into two business segments: our Technology Development segment and our Products and Licensing segment. Our Technology Development segment performs applied research principally on government-funded projects. Most of the government funding in our Technology Development segment is derived from the U.S. Government’s Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). Our Products and Licensing segment focuses on fiber optic test and measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area to corporate and government customers. The Products and Licensing segment focuses on fiber optic test and measurement, sensing and instrumentation products.
We have a history of net losses and negative cash flow from operations. We have historically managed our liquidity through cost reduction initiatives, debt financings, capital markets transactions and the sale of assets.
Although there can be no guarantees, we believe that our current cash and cash equivalents balance, provides adequate liquidity for us to meet our working capital needs through 2015.
Consolidation Policy
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries. We eliminate from our financial results all significant intercompany transactions.
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
Revenue from fixed price research contracts that involve the delivery of services and a prototype model is recognized under the percentage of completion method. Fixed price arrangements that involve the delivery of research reports are recognized under the proportional performance method based upon the ratio of costs incurred to achieve contract milestones to total estimated cost as this method more accurately measures performance under these arrangements. Losses on contracts, if any, are recognized in the period in which they become known and estimable.
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
For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality, we allocate revenue to all deliverables based on their relative selling prices. Other deliverables include extended warranty, training and various add-on products. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("ESP"). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. Due to the uniqueness of our products comparable third party evidence is generally not available. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.
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
Revenues from product sales that require no ongoing obligations are recognized as revenues when shipped to the customer, title has passed and collection is reasonably assured. In transactions in which a right-of-return exists, revenues are deferred until acceptance has occurred and the period for the right-of-return has expired.
Allowance for Uncollectible Receivables
Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bear on the ultimate collection of such amounts. The allowance was $134,811 at December 31, 2013 and December 31, 2014.
Cash Equivalents
We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. To date, we have not incurred losses related to cash and cash equivalents. The Company’s cash transactions are processed through reputable commercial banks. To date, the Company has not incurred losses related to cash and cash equivalents. The Company regularly maintains cash balances with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2013 and December 31, 2014, the Company had approximately $7.5 million and $13.9 million, respectively, in excess of FDIC insured limits.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. We consider the terms of the SVB debt Facility including its interest rate of prime plus 2%, to be at market based upon similar instruments that would be available to us.
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
Research, Development and Engineering
Research, development and engineering expenses not related to contract performance are expensed as incurred. We expensed $2.6 million and $2.1 million of non-contract related research, development and engineering expenses for the years ended December 31, 2013 and 2014, respectively.
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
Inventory
Inventory consists of finished goods, work in process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions.
Net (Loss)/Income per Share
Basic per share data is computed by dividing net (loss)/income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net (loss)/income attributable to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.
The effect of 2.3 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the years ended December 31, 2013 and 2014, as they are antidilutive to earnings per share due to the Company having a net loss from continuing operations.
Stock-Based Compensation
We have a stock-based compensation plan, which is described further in Note 9. We recognize compensation expense based upon the fair value of the underlying equity award as of the date of grant. The Company has elected to use the Black-Scholes option pricing model to value any awards granted. We recognize stock-based compensation for such awards on a straight-line method over the requisite service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.
The Company recognizes expense for equity instruments issued to non-employees based upon the fair value of the equity instruments issued.
The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2013	2014
Risk-free interest rate range	1.27% – 2.34%	2.02% – 2.27%
Expected life of option-years	7.5	7.5
Expected stock price volatility	108%	106%
Executive turnover rates	—%	—%
Non-executive turnover rates	14.7%	33.6%
Expected dividend yield	—%	—%
The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon the average historical volatility of our common stock over the period commensurate with the expected term of the related instrument. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups, executives and non-executes, within our company. We do not currently pay dividends on our common stock nor do we expect to in the foreseeable future.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

2.    Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.
Components of inventory are as follows:

	December 31, 2013	December 31, 2014
Finished goods	$719,574	$648,182
Work-in-process	361,754	262,025
Raw materials	2,339,595	2,692,765
	3,420,923	3,602,972
Less: Inventory reserves	74,746	238,739
Total inventory, net	$3,346,177	$3,364,233

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
In addition to the terms and conditions of the Term Loan, we had a revolving line of credit (the “Line of Credit”) which had a maximum borrowing capacity of $1.0 million. The interest rate on the Line of Credit was SVB’s prime rate plus 1.25%, paid monthly in arrears, and we were required to pay an unused Line of Credit fee of one-quarter of one percent (0.25%), paid monthly. We could have terminated the Line of Credit for a termination fee of $10,000, which fee would not be paid in the event that the Line of Credit is replaced by another loan facility with SVB. The Line of Credit matured on May 18, 2014 and was not renewed.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
On March 21, 2013, we entered into a Fourth Loan Modification Agreement with SVB that replaced the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million with SVB. Effective on January 21, 2014, in connection with our sale of assets to Intuitive, this covenant was modified to reduce the required minimum cash balance to $3.5 million. The Credit Facility also requires us to observe a number of operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of December 31, 2014, we were in compliance with all covenants under the Credit Facility.
In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of December 31, 2014, there were no events of default on the Credit Facility.

The balance under the Term Loan at December 31, 2014 was $0.6 million all of which was classified as short-term. The effective rate of our Term Loan at December 31, 2014 was 6%.
The following table presents a summary of debt outstanding as of December 31, 2013 and 2014:

	December 31,
	2013	2014
Silicon Valley Bank Term Loan	$2,125,000	$625,000
Less: current portion	1,500,000	625,000
Total long-term debt	$625,000	$—
Maturities on long-term debt are as follows:

Year	Amount
2015	625,000
Total	$625,000
Costs associated with loans outstanding were as follows:

	Years ended December 31,
	2013	2014
Interest expense	$189,151	$87,426
Amortization of transaction costs	18,387	8,803
Total interest expense	$207,538	$96,229

4.    Accounts Receivable—Trade
Accounts receivable consist of the following:

	December 31,
	2013	2014
Billed	$3,552,184	$4,517,672
Unbilled	1,755,439	1,249,814
Other	235,469	56,940
	$5,543,092	$5,824,426
Less: allowance for doubtful accounts	(134,811)	(134,811)
	$5,408,281	$5,689,615
Unbilled receivables result from contract retainages and revenues that have been earned in advance of billing and can be invoiced at contractually defined intervals, milestones, or at completion of the contract. Unbilled amounts are expected to be billed in future periods and are classified as current assets in accordance with industry practice.

5.    Property and Equipment
Property and equipment, net, consists of the following at:

	December 31,
	2013	2014
Building	$69,556	$69,556
Equipment	7,239,017	7,312,730
Furniture and fixtures	562,485	562,485
Software	1,092,484	1,092,484
Leasehold improvements	3,168,377	4,830,055
	12,131,919	13,867,310
Less—accumulated depreciation	(10,071,210)	(10,370,253)
	$2,060,709	$3,497,057
Depreciation for the years ended December 31, 2013 and 2014 was approximately $0.5 million and $0.3 million, respectively.

6.    Intangible Assets
The following is a summary of intangible assets, net:

	December 31,
	2013	2014
Patent costs	$2,496,560	$2,356,820
Accumulated amortization	(2,208,085)	(2,157,543)
	$288,475	$199,277
Amortization for the years ended December 31, 2013 and 2014 was approximately $0.4 million and $0.3 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2014, for each of the next five years is as follows:

Year Ending December 31,
2015	91,285
2016	53,342
2017	29,218
2018	15,137
2019	2,210
$191,192

7.     Accrued Liabilities

	December 31,
	2013	2014
Accrued compensation	2,205,612	2,362,608
Accrued sub-contracts	297,510	244,218
Accrued professional fees	279,991	177,712
Accrued income tax	13,143	166,550
Deferred rent	102,569	1,752,717
Royalties	291,442	392,945
Warranty reserve	56,700	69,264
Claims reserve	92,167	—
Accrued liabilities - other	207,451	370,308
Total Accrued Liabilities	3,546,585	5,536,322

8.    Income Taxes

The benefit from income taxes from continuing operations consisted of the following for the periods indicated:

	Years ended December 31,
	2013	2014
Current:
Federal	$(2,387,422)	$(1,146,447)
State	—	9,219
Deferred Federal	—	—
Deferred State	—	—
Income tax benefit	$(2,387,422)	$(1,137,228)

Deferred tax assets and liabilities consist of the following components:

	December 31, 2013		December 31, 2014
	Current	Long-Term	Current	Long-Term
Bad debt and inventory reserve	$88,077	$—	$150,330	$—
Deferred revenue	—	59,673	—	126,096
Depreciation and amortization	—	1,024,746	—	309,600
Net operating loss carryforwards	—	10,897,715	—	8,030,396
Research and development credits	—	386,161	—	386,161
Accrued liabilities	836,049	—	1,584,633	—
Deferred compensation	—	163,655	—	199,717
Stock-based compensation	—	1,519,513	—	1,695,868
AMT credit	—	42,636	—	207,648
Total	924,126	14,094,099	1,734,963	10,955,486
Valuation allowance	(924,126)	(14,094,099)	(1,734,963)	(10,955,486)
Net deferred tax asset	$—	$—	$—	$—

The benefit from income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss from continuing operations before income taxes as follows for the periods indicated:

	Years ended December 31,
	2013	2014
Income tax expense at federal statutory rate	34.00%	34.00%
State taxes, net of federal tax effects	3.96%	3.75%
Change in valuation allowance	(3.78)%	(8.02)%
Incentive stock options	(4.12)%	(3.33)%
Provision to return adjustments	2.43%	(0.34)%
Meals and entertainment	(0.13)%	(0.27)%
Other Permanent differences	(2.12)%	(0.46)%
Income tax benefit	30.24%	25.33%

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have net operating loss carryforwards at December 31, 2014 of approximately $21.2 million expiring at varying dates through 2025. We have research and development tax credit carryforwards at December 31, 2014 of approximately $0.4 million, which expire at varying dates through 2024.
We have undertaken a formal section 382 study and determined that we do not have a limitation on our net operating loss available to offset future income.
The U.S. federal statute of limitations remains open for the year 2006 and onward. We currently have no federal income tax returns under examination. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. We currently have no state income or franchise tax returns under examination. We currently do not file tax returns in any foreign tax jurisdiction.
We currently have no positions for which we expect that the amount of unrecognized tax benefit will increase or decrease significantly within twelve months of the reporting date or for which we believe there is significant risk of disallowance upon audit. We have no tax interest or penalties reported in either our statement of operations or statement of financial position for any year reported herein. Management believes it is not more likely than not that the deferred tax assets at December 31, 2013 or December 31, 2014 will not be realized, and as a result a valuation allowance was established against all such deferred tax assets.
Windfall equity-based compensation deductions are tracked, but will not be recorded to the balance sheet until management determines it is more likely than not that such amounts will be utilized. As of December 31, 2014, the Company had approximately $331,007 of windfall stock compensation deductions. If and when realized, the tax benefit associated with these deductions will be credited to additional paid-in capital. These excess benefit deductions are included in the total federal net operating losses disclosed above.

9.    Stockholders’ Equity
Series A Convertible Preferred Stock
In January 2010, we entered into a transaction with Carilion, in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes with an original principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for 1,321,514 shares of our newly designated Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is non-voting, carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2014, 393,277 shares of common stock were issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity. These dividends are issuable on demand. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued to Carilion, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.

Stock Option Plans
In April 2003, we adopted the Luna Innovations Incorporated 2003 Stock Plan, or the 2003 Plan. Under the 2003 Plan, our Board of Directors was authorized to grant both incentive and non-statutory stock options to our employees, directors and consultants to purchase shares of Common Stock. Options generally had a life of 10 years and exercise price equal to or greater than the fair market value of the Common Stock as determined by the Board of Directors. On February 4, 2006, our Board of Directors increased the number of shares reserved under the 2003 Plan to 9,715,000. There were options outstanding under the 2003 Plan to purchase an aggregate of 541,394 shares as of December 31, 2014. Following the adoption of the 2006 Equity Incentive Plan in January 2006, no shares or options are available for future grant under the 2003 Plan, except to satisfy grants outstanding as of June 5, 2006.
In January 2006, we adopted our 2006 Equity Incentive Plan or the 2006 Plan. Under the 2006 Plan, our Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to our employees, directors, and consultants. Stock option awards generally have a life of 10 years and exercise prices equal to the closing price of our common stock on the date of the option grant. On January 1 of each year, the number of shares available for issuance increases by the lesser of (a) 10% of the outstanding shares of our common stock on the last day of the preceding fiscal year; (b) 1,695,690 shares; or (c) such other amount as our Board of Directors may determine. A total of 10,468,175 and 13,999,918 shares were available for future grant under the 2006 Plan as of December 31, 2013 and 2014, respectively.
Vesting for employees typically occurs over a five-year period.
The following table sets forth the activity of the options to purchase common stock under the 2003 Plan and the 2006 Plan. The prices represent the closing price of our Common Stock on the NASDAQ Capital Market on the respective dates.

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at January 1, 2013	5,422,130	$0.35–6.74	$2.19	$639,904	3,775,388	$2.37	$604,292
Forfeited	(693,644)	0.35–6.74	2.08
Exercised	(137,097)	0.35–1.18	0.56
Granted	687,840	1.20–1.31	1.29
Balance at December 31, 2013	5,279,229	$0.35 - 6.55	$2.11	$784,154	4,012,378	$2.28	$697,826
Forfeited	(1,660,354)	$0.35 - 6.55	2.22
Exercised	(321,696)	$0.35 - 1.27	0.73
Granted	992,452	$1.37 - 1.53	1.43
Balance at December 31, 2014	4,289,631	$0.35 - 6.55	$1.93	$512,901	3,111,199	$2.11	$453,032

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2013	$0.35 - 6.55	5,279,229	5.88	$2.11	4,012,378	$2.28
Year ended December 31, 2014	$0.35 - 6.55	4,289,631	6.03	$1.93	3,111,199	$2.11

	Total intrinsic value of options exercised	Total fair value of options vested
Year ended December 31, 2013	$111,595	$1,248,067
Year ended December 31, 2014	$260,803	$821,392
For the years ended December 31, 2013 and 2014, the weighted average grant date fair value of options granted was $0.87 and $1.23, respectively. We estimate the fair value of options at the grant date using the Black-Scholes-Merton model.
Restricted Stock Issuances

In 2013 and 2014, we issued 337,500 and 303,000, respectively, shares of restricted stock to certain employees.  These shares vest in three equal annual installments on the first three anniversary dates of their grant.  Accordingly, zero and 101,000 shares vested in 2013 and 2014, respectively.

The following table summarizes our restricted stock awards:

	Number of Vested Shares	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Vested Shares	Aggregate Value of Unvested Shares
Balance at January 1, 2013	23,765	15,123	$1.80	$42,777	$27,222
Granted	—	337,500	$1.26	—	425,250
Vested	12,963	(12,963)	$1.80	23,333	(23,333)
Exercised	—	—	$—	—	—
Balance at December 31, 2013	36,728	339,660	$1.32	66,110	429,139
Granted	—	303,000	$1.40	—	424,200
Vested	114,660	(114,660)	$1.27	145,639	(145,639)
Exercised	(22,725)	—	$1.26	(28,634)	—
Balance at December 31, 2014	128,663	528,000	$1.36	$183,115	$707,700
We recognized $1.2 million and $0.9 million in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2013 and 2014, respectively, and we will recognize $1.5 million over the remaining requisite service period. For all options granted through December 31, 2014, the weighted average remaining service period is 1.5 years.

10.    Commitments and Contingencies
Obligation under Operating Leases
We lease facilities in Blacksburg, Charlottesville and Roanoke, Virginia under operating leases that as of December 31, 2014, were scheduled to expire between March 2015 and December 2020. Certain of the leases are subject to fixed escalations and provide for possible termination prior to their expiration dates. We recognize rent expense on such leases on a straight-line basis over the lease term. Rent expense under these leases recorded in selling, general and administrative expense on our statement of operations totaled approximately $1.0 million and $0.9 million, respectively, for the years ended December 31, 2013 and 2014. During 2014, we subleased a portion of the office space formerly occupied by Secure Computing and Communications group (“SCC”) to Mac-B. The amount of the sublease income recognized in 2014 was approximately $108,000. The sublease expired on April 30, 2014.
We are obligated under operating leases covering certain equipment that expire at various dates during the next two years.
Minimum future payments, as of December 31, 2014, under the aforementioned operating leases for each of the next five years are:

2015	995,312
2016	829,005
2017	837,053
2018	845,294
2019	535,720
Thereafter	480,163
$4,522,547

Purchase Commitment
In the fourth quarter of 2013 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in the fourth quarter of 2013. At December 31, 2014, approximately $0.5 million of this commitment remained.
Royalty Agreement
We have licensed certain third-party technologies from vendors for which we owe minimum royalties aggregating $1.5 million payable over the remaining patent terms of the underlying technology.

11.    Employee Profit Sharing Plan
We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to employees who have completed three months of service with us. We contribute 25% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.
We contributed approximately $175,000 and $150,000 to the plan for the years ended December 31, 2013 and 2014, respectively.

12.    Litigation and Other Contingencies
From time to time, we may become involved in litigation in relation to claims arising out of our operations in the normal course of business. While management currently believes it is not reasonably possible the amount of ultimate liability, if any, with respect to these actions will have a material adverse effect on our financial position, results of operations or liquidity, the ultimate outcome of any litigation is uncertain.
After our announcement of the merger with API (see Note 17), three separate putative class action complaints were filed in Michigan and Delaware, alleging claims of breach of fiduciary duty against the API board of directors and naming Luna as a defendant for aiding and abetting the alleged breach of fiduciary duty. The plaintiffs seek injunctive relief and unspecified damages. We intend to defend ourselves vigorously in these actions. The possible range of monetary loss that might occur in the future in this matter, if any, is unknown at this time.
In September 2014, we received a preliminary audit report from the Defense Contract Audit Agency ("DCAA"), with respect to our 2007 incurred cost submission and questioning $0.8 million of claimed costs that the DCAA believes are expressly unallowable under the Federal Acquisition Regulations and, therefore, subject to potential penalty. We have not been informed of any actual claim for penalty by the Defense Contract management Agency and intend to contest such claim if received.
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

13.    Relationship with Major Customers
During the years ended December 31, 2013 and 2014, approximately 65% and 57%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government.

At December 31, 2013 and 2014, receivables with respect to contracts with the U.S. government represented 25% and 29% of total billed trade receivables, respectively.

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
Information about the results of operations for each segment is set forth in the table below. There were no significant inter-segment sales during the years ended December 31, 2013 and 2014.
During the years ended December 31, 2013 and 2014, 27% and 18%, respectively, of our total sales took place outside the United States.

	Years ended December 31,
	2013	2014
Technology Development revenue	$11,421,868	$12,205,889
Products and Licensing revenue	6,911,707	9,054,101
Total revenue	18,333,575	21,259,990
Technology Development operating loss	(3,169,605)	(1,964,216)
Products and Licensing operating income (loss)	(4,865,741)	(2,540,885)
Total operating loss	(8,035,346)	$(4,505,101)
Depreciation, Technology Development	$499,439	$317,925
Depreciation, Products and Licensing	266,327	235,831
Amortization, Technology Development	212,790	219,156
Amortization, Products and Licensing	113,471	162,565
Additional segment information is as follows:

	December 31,
	2013	2014
Total segment assets:
Technology Development	$12,275,693	$15,836,918
Products and Licensing	7,428,382	11,747,530
Total	$19,704,075	$27,584,448
Property plant and equipment and intangible assets, Technology Development	$1,463,548	$2,122,157
Property plant and equipment and intangible assets, Products and Licensing	$885,636	$1,574,177

15.    Quarterly Results (unaudited)
The following table sets forth our unaudited historical revenues, operating loss and net (loss) income by quarter during 2013 and 2014.

	Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues:
Technology	$2,627	$2,807	$3,130	$2,858	$2,675	$3,219	$3,067	$3,245
Products and licensing	1,478	2,024	1,569	1,841	1,796	2,009	2,304	2,945
Total revenues	4,105	4,831	4,699	4,699	4,471	5,228	5,371	6,190
Gross margin	1,135	1,777	1,677	1,460	1,552	1,988	2,083	2,214
Operating loss	(2,241)	(1,739)	(1,302)	(2,753)	(1,952)	(963)	(720)	(870)
Loss from continuing operations	(1,319)	(1,035)	(775)	(2,379)	(1,133)	(585)	(467)	(1,932)
Income/(loss) from discontinued operations net of income taxes	4,105	83	161	356	9,673	(331)	(278)	(329)
Net loss	2,786	(952)	(614)	(2,023)	8,540	(916)	(745)	(884)
Net (loss)/income attributable to common stockholders	$2,762	$(978)	$(640)	$(2,049)	$8,511	$(943)	$(771)	$(914)
Net loss per share from continuing operations:
Basic and diluted	$(0.09)	$(0.07)	$(0.05)	$(0.16)	$(0.08)	$(0.04)	$(0.03)	$(0.13)
Net income/(loss) per share from discontinued operations:
Basic and diluted	$0.29	$0.01	$0.01	$0.02	$0.66	$(0.02)	$(0.02)	$(0.02)
Net (loss)/income attributable to common stockholders:
Basic and diluted	$0.20	$(0.07)	$(0.04)	$(0.14)	$0.58	$(0.06)	$(0.05)	$(0.06)
Weighted average shares:
Basic and diluted	14,011,814	14,362,494	14,441,707	14,488,060	14,653,262	14,817,084	15,016,429	15,056,007

16.    Discontinued Operations
On March 1, 2013, we completed the sale of our SCC which was part of our Technology Development segment, to an unaffiliated third party for a gross sales price of $6.1 million in cash. Prior to the sale, SCC provided innovative solutions designed to secure critical technologies within the U.S. government. SCC conducted applied research and provided services to the government in this area, with its revenues primarily derived from U.S. government contracts and purchase orders. Of the purchase price, we received approximately $5.4 million at closing and $110,000 on December 31, 2013. During December 2013, an additional $475,000 in purchase price was released to us from escrow and another $125,000 is in escrow and may be released 18 months after the closing of the transaction, subject to any indemnification claims of the acquirer. In connection with the sale, we incurred approximately $0.9 million in transaction costs that included various charges related to investment banker and legal fees. In addition, the acquirer has entered into a sublease with us for the facilities historically occupied by SCC through April 30, 2014 for a total of $0.4 million. In the transaction, we sold the equipment, contracts and intellectual property associated with SCC. Approximately 20 employees of SCC transferred to the acquirer. Included in the transaction were current assets of approximately $0.2 million and long term assets with a net book value of approximately $0.1 million, at February 28, 2013. We recorded an aggregate after-tax gain on the sale of SCC of $9.3 million or $0.63 per diluted share in our results of operations for the year ended December 31, 2013.
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

On January 21, 2014, we sold our assets associated with the development of fiber optic shape sensing and localization for the medical field to affiliates of Intuitive Surgical, Inc.("Intuitive"), for total cash consideration of up to $30 million, including $6 million received at closing, and $6 million to be received within 90 days of closing, and up to $18 million that may be received in the future based on the achievement of certain technical milestones and royalties on system sales, if any. In the transaction, we sold equipment and intellectual property associated with our shape sensing technology. Ten employees were transferred to Intuitive. Included in the transaction were current assets of totaling approximately $0.2 million and long term assets with a net book value of approximately $0.2 million, at December 31, 2013. Our fiber optic shape sensing and localization for the medical field accounted for approximately 12% of our revenues, and 9% of our cost of revenues for the year ended December 31, 2013.
We have reported the results of operations of SCC and our medical shape sensing business as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued groups’ income or loss before allocations.
The key components of income/(loss) from discontinued operations were as follows:

	Years ended December 31,
	2013	2014
Net revenues	$5,909,375	$—
Cost of revenues	3,486,200	46,204
Operating expenses	229,745	—
Income/(loss) before income taxes	2,193,430	(46,204)
Allocated tax expense/(benefit)	879,819	(11,713)
Operating income/(loss) from discontinued operations	1,313,611	(34,491)
Gain on sale, net of $1.5 million and $1.3 million of related income taxes	3,391,639	9,381,948
Income from discontinued operations, net of income taxes	$4,705,250	$9,347,457

17.    Subsequent Events

On January 30, 2015, we entered into an agreement to merge with Advanced Photonix, Inc. (“API”), subject to approval by the stockholders of both companies and customary closing conditions. The merger agreement may be terminated by either us or API in certain circumstances, including if the merger has not been consummated on or before August 31, 2015, if the approval of the stockholders of either Luna or API is not obtained, and for breaches of certain representations and warranties. If the merger agreement is terminated in certain specified circumstances, API must pay us, or we must pay API, as applicable, a termination fee of $750,000. In addition, if the merger agreement is terminated following a meeting of the stockholders of Luna or API at which the adoption of the merger agreement and approval of the transactions contemplated thereby, or the approval of the issuance of shares of Luna Innovations common stock as consideration in the merger is considered but not approved, then we or API, as applicable, will be required to pay an amount up to $250,000 in reimbursement of the other party’s out-of-pocket expenses incurred in connection with the transaction. Upon the completion of the merger, stockholders of API will receive 0.31782 share of Luna Innovations common stock for each outstanding share of API common stock, resulting in the current stockholders of Luna owning approximately 56% of the outstanding common stock of the combined entity.
API is a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers ("HSOR products"), custom optoelectronic subsystems ("Optosolutions products") and Terahertz ("THz products") instrumentation, serving the test and measurement, telecommunications, military/aerospace and medical markets.
On January 20, 2015 we amended the leases for our Blacksburg and Roanoke facilities.  The amendment to our Blacksburg lease increased by approximately $1.1 million the value of leasehold improvements to be provided by the landlord and extended the term of the lease for an additional four years.  The amendment to the Roanoke lease with Carilion Clinic properties, LLC provides for early termination of the lease with 30 days' notice, without penalty, and that in any event the lease would terminate no later than on April 30, 2015. On March 12, 2015, we provided notice to Carilion Clinic Properties, LLC of our election to terminate the Roanoke lease effective April 15, 2015.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on our evaluation under the framework established in the 2013 Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

ITEM 9B.    OTHER INFORMATION.
Termination of Lease for Roanoke, Virginia
On March 12, 2015, we provided notice to Carilion Clinic Properties, LLC, a successor to Carilion Medical Center and an affiliate of our largest institutional stockholder, Carilion Clinic, of our election to terminate the lease for our corporate headquarters in Roanoke, Virginia, effective April 15, 2015.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K will be included in the joint proxy statement/prospectus related to our 2015 Annual Meeting of Stockholders, which we refer to as the 2015 Proxy Statement, anticipated to be filed with the SEC within 120 days after December 31, 2014, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2015 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than the information below relating to securities authorized for issuance under our equity compensation plans, the information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2014 Proxy Statement.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,289,631	$1.93	13,681,118
Equity compensation plans not approved by security holders	2,335,903	0.39	—
Total	6,625,534	$1.53	13,681,118
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2015 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2015 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	Schedules.
Schedule II
Luna Innovations Incorporated
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at beginning of Period	Charged to costs and expenses	Deductions	Valuation against asset	Balance at end of period
Year Ended December 31, 2013
Reserves deducted from assets to which they apply:
Inventory obsolescence	$86,186	$—	$(11,435)	$—	$74,751
Allowances for doubtful Accounts	$—	$134,811	$—	$—	$134,811
	$86,186	$134,811	$(11,435)	$—	$209,562
Year Ended December 31, 2014
Reserves deducted from assets to which they apply:
Inventory obsolescence	$74,751	$166,773	$(2,775)	$—	$238,749
Allowances for doubtful Accounts	$134,811	$—	$—	$—	$134,811
	$209,562	$166,773	$(2,775)	$—	$373,560
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
2.5(3)*
Asset Purchase Agreement by and between Luna innovations Incorporated and Luna Technologies, Inc. and Intuitive Surgical Operations, Inc., and Intuitive Surgical International, Ltd., dated as of January 17, 2014 (Exhibit) 2.1)

2.6(4)	Agreement and Plan of Merger and Reorganization dated as of January 30, 2015, by and among Luna Innovations Incorporated, API Merger Sub, Inc. and Advanced Photonix, Inc.
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
3.2(6)	Certificate of Designations of the Series A Convertible Preferred Stock (Exhibit 3.1)
3.3(7)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
3.4(8)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
4.1(9)	Specimen Common Stock certificate of the Registrant (Exhibit 4.1)
4.2(7)	2003 Stock Plan (Exhibit 10.7)
4.3(9)	2006 Equity Incentive Plan (Exhibit 10.9)
4.4(7)	Form of Stock Option Agreement (Exhibit 4.7)
10.1(11)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10.2(12)	Commercial Lease, dated March 15, 2007, between Canvasback Real Estate & Investments LLC and Luna Innovations Incorporated (705 Dale Avenue, Charlottesville, Virginia) (Exhibit 10.1)
10.3(9)**
License Agreement No. DN-982, dated June 10, 2002, by and between the National Aeronautics and Space Administration (NASA) and Luna Innovations Incorporated; Modification No. 1 to License Agreement No. DN-982, dated January 23, 2006, by and between NASA and Luna Innovations Incorporated (Exhibit 10.22)

10.4(9)**	License Agreement No. DN-951, dated December 20, 2000, by and between NASA and Luna Technologies, Inc. (Exhibit 10.23)
10.5(9)**	Amended and Restated License Agreement, dated March 19, 2004, by and between Virginia Tech Intellectual Properties, Inc. and Luna Innovations Incorporated (Exhibit 10.26)
10.6(13)	Asset Transfer and License Agreement by and between Luna Innovations Incorporated and Coherent, Inc. (Exhibit 10.21)
10.7(14)**	Development and Supply Agreement, dated December 12, 2006, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. dated June 11, 2007 (Exhibit 10.1)
10.8(15)	Amendment to Commercial Lease, by and between Luna Innovations Incorporated and Canvasback Real Estate & Investments LLC dated March 18, 2008 (Exhibit 10.5)
10.9(16)	Confidential Settlement Agreement, dated as of December 11, 2009, by and between Luna Innovations, Inc. and Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.26)
10.10(6)	Securities Purchase and Exchange Agreement, dated January 12, 2010, by and between Luna Innovations Incorporated and Carilion Clinic (Exhibit 10.1)
10.11(6)	Warrant No. 1 to Purchase Common Stock, dated January 13, 2010, issued to Carilion Clinic (Exhibit 10.2)
10.12(6)	Warrant No. 2 to Purchase Common Stock, dated January 13, 2010, issued to Carilion Clinic (Exhibit 10.3)
10.13(6)
Amended and Restated Investor Rights Agreement, dated January 13, 2010, by and among Luna Innovations Incorporated, Carilion Clinic, and certain stockholders of Luna Innovations Incorporated (Exhibit 10.4)

10.14(17)	Non-Employee Directors’ Deferred Compensation Plan (Exhibit 10.37)
10.15(18)**	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.6)

10.16(18)**
Development and Supply Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc., as amended on February 17, 2010 and April 2, 2010 (Exhibit 10.7)

10.17(18)**	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Intuitive Surgical, Inc. (Exhibit 10.8)
10.18(18)**	Amendments to Development and Supply Agreement, effective January 12, 2010 and April 27, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.9)
10.19(18)	Confidential Mutual Release, effective as of January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.13)
10.20(18)
Industrial Lease Agreement, dated as of March 21, 2006, by and between Luna Innovations Incorporated and the Economic Development Authority of Montgomery County, Virginia, as amended by a First Amendment effective as of May 11, 2006, a Second Amendment effective as of July 15, 2009 and a Third Amendment effective as of March 23, 2010 (Exhibit 10.14)

10.21(18)
Lease for Riverside Center, dated December 30, 2005, by and between Carilion Medical Center and Luna Innovations Incorporated, as amended by an Amended Lease dated July 20, 2006, a Second Amendment dated on or about October 5, 2007 and a Third Amendment effective as of April 1, 2010 (Exhibit 10.15)

10.22(18)	Loan and Security Agreement, dated February 18, 2010, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.5)
10.23(19)	Third Amendment to Commercial Lease dated June 21, 2010, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations, Incorporated (Exhibit 10.5)
10.24(20)**	Amendment No.3 to the Development Supply Agreement, dated as of September 2, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.5)
10.25(21)	First Loan Modification Agreement, dated as of March 7, 2011, by and between Luna Innovations Incorporated and Silicon Valley Bank (Exhibit 10.1)
10.26(22)**	Amendment No. 4 to the Development and Supply Agreement, dated as of March 23, 2011, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.2)
10.27(22)	Fourth Amendment to Industrial Lease Agreement, dated as of March 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (Exhibit 10.3)
10.28(23)	Second Loan Modification Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.29(24)	Fifth Amendment to Industrial Lease Agreement, dated as of November 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated
10.30(24)	Employment Agreement dated March 28, 2012, by and between My E. Chung and Luna Innovations Incorporated
10.31(24)	Employment Agreement dated March 28, 2012, by and between Dale E. Messick and Luna Innovations Incorporated
10.32(24)	Employment Agreement dated March 28, 2012, by and between Scott A. Graeff and Luna Innovations Incorporated
10.33(24)	Employment Agreement dated March 28, 2012, by and between Talfourd H. Kemper, Jr., and Luna Innovations Incorporated
10.34(25)**	Amendment No. 5 to Development and Supply Agreement, dated as of March 22, 2012, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.1)
10.35(26)	Fourth Amendment to Commercial Lease, dated as of April 15, 2012, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations Incorporated (Exhibit 10.3)
10.36(27)	Development Agreement, dated as of April 25, 2012, by and between Luna Innovations Incorporated and Philips Medical Systems Nederland BV (Exhibit 10.1)
10.37(28)	Third Loan Modification Agreement, dated as of May 17, 2012, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.38(29)	Fourth Loan Modification Agreement, dated March 21, 2013, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank. (Exhibit 10.1)
10.39(29)	Fourth Amendment to Luna Innovations Lease of Riverside Center, dated March 21, 2013, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated (Exhibit 10.2)
10.40(30)**
Amendment No. 6 to the Intuitive-Luna Development and Supply Agreement, dated December 15, 2012, by and between Luna Innovations Incorporated and Intuitive Surgical Operations, Inc., a successor in interest to Intuitive Surgical, Inc. (Exhibit 10.2)

10.41(30)**
Amendment No. 7 to the Intuitive-Luna Development and Supply Agreement, entered into on June 28, 2013, by and between Luna Innovations Incorporated and Intuitive Surgical Operations, Inc., a successor in interest to Intuitive Surgical, Inc. (Exhibit 10.3)

10.42(31)	Fifth Amendment to Luna Innovations Lease of Riverside Center, dated December 13, 2013, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated (Exhibit 10.44)
10.43(3)**	2014 Senior Management Incentive Plan (Exhibit 10.1)
10.44(3)**
Cross-License Agreement by and among Luna Innovations Incorporated and Luna Technologies, Inc., and Intuitive Surgical Operations, Inc., and Intuitive Surgical international, Ltd., dated as of January 17, 2014 (Exhibit 10.2)

10.45(3)**	Consent, Release and Fifth Loan Modification Agreement between Luna Innovations incorporated and Silicon Valley Bank dated as of January 21, 2014 (Exhibit 10.3)
10.46	Sixth Amendment to Industrial lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014
10.47	Industrial Lease Agreement by and between The Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014
10.48	Lease Agreement by and between SBA Tenant, LLC and Luna Innovations Incorporated dated November 2014
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2014, (iii) Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the years ended December 31, 2013 and 2014 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2014, and (v) Notes to audited Consolidated Financial Statements.

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

(3)
Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-Q, Commission File No. 000.52008, filed on May 13, 2014. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(4)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on February 2, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

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

(23)
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

(25)
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

(27)
Incorporated by reference to the exhibit to the Registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 10, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(28)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on July 11, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(29)
Incorporated by reference to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on March 27, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(30)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 8, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(31)
Incorporated by reference to the exhibit to the Registrant's Current Report on Form 10-K, Commission File No. 000-52008, filed on April 10, 2014. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

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
March 16, 2015
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

Signature	Title	Date

/S/ MY E. CHUNG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
My E. Chung
/S/ DALE E. MESSICK	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015
Dale E. Messick
/S/ MICHAEL W. WISE	Director	March 16, 2015
Michael W. Wise
/S/ WARNER DALHOUSE	Director	March 16, 2015
Warner Dalhouse
/S/ JOHN B. WILLIAMSON III	Director	March 16, 2015
John B. Williamson III
/S/ NEIL WILKIN JR.	Director	March 16, 2015
Neil Wilkin, Jr.
/S/ RICHARD W. ROEDEL	Chairman of the Board of Directors	March 16, 2015
Richard W. Roedel