Form 10-Q
period 2015-03-31
LUNA INNOVATIONS INC
filed 2015-05-14
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
301 First Street SW, Suite 200
Roanoke, VA 24011
(Address of Principal Executive Offices)
(540) 769-8400
(Registrant’s Telephone Number, Including Area Code)
One Riverside Circle, Suite 400
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

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2015, there were 26,968,365 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	December 31, 2014	March 31, 2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,116,969	$13,296,415
Accounts receivable, net	5,689,615	4,817,836
Inventory, net	3,364,233	3,807,294
Prepaid expenses	523,553	425,133
Other current assets	191,749	221,411
Total current assets	23,886,119	22,568,089
Property and equipment, net	3,497,057	3,379,214
Intangible assets, net	199,277	181,491
Other assets	1,995	1,995
Total assets	$27,584,448	$26,130,789
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligation	$625,000	$250,000
Current portion of capital lease obligation	70,725	66,492
Accounts payable	1,447,177	2,266,437
Accrued liabilities	3,965,945	4,522,346
Deferred revenue	861,081	811,918
Total current liabilities	6,969,928	7,917,193
Long-term deferred rent	1,570,377	1,536,067
Long-term capital lease obligation	39,582	26,529
Total liabilities	8,579,887	9,479,789
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at December 31, 2014 and March 31, 2015	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 15,110,924 and 15,117,744 shares issued, 15,088,199 and 15,095,017 shares outstanding at December 31, 2014 and March 31, 2015	15,541	15,567
Less treasury stock at cost, 22,725 shares at December 31, 2014 and March 31, 2015	(32,221)	(32,221)
Additional paid-in capital	64,147,666	64,447,793
Accumulated deficit	(45,127,747)	(47,781,461)
Total stockholders’ equity	19,004,561	16,651,000
Total liabilities and stockholders’ equity	$27,584,448	$26,130,789
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2015
	(unaudited)
Revenues:
Technology development revenues	$2,675,452	$2,875,515
Products and licensing revenues	1,796,429	2,463,587
Total revenues	4,471,881	5,339,102
Cost of revenues:
Technology development costs	2,025,155	2,083,624
Products and licensing costs	894,640	966,689
Total cost of revenues	2,919,795	3,050,313
Gross profit	1,552,086	2,288,789
Operating expense:
Selling, general and administrative	2,755,078	4,569,107
Research, development and engineering	749,154	334,891
Total operating expense	3,504,232	4,903,998
Operating loss	(1,952,146)	(2,615,209)
Other income/(expense):
Other income, net	82,106	—
Interest expense	(32,365)	(9,137)
Total other income/(expense)	49,741	(9,137)
Loss from continuing operations, before income taxes	(1,902,405)	(2,624,346)
Income tax (benefit)/expense	(769,190)	2,808
Net loss from continuing operations	(1,133,215)	(2,627,154)
Income from discontinued operations, net of income taxes	9,673,439	—
Net income/(loss)	8,540,224	(2,627,154)
Preferred stock dividend	29,536	26,560
Net income/(loss) attributable to common stockholders	$8,510,688	$(2,653,714)
Net loss per share from continuing operations:
Basic and diluted	$(0.08)	$(0.17)
Net income per share from discontinued operations:
Basic and diluted	$0.66	$—
Net income/(loss) per share attributable to common stockholders:
Basic and diluted	$0.58	$(0.18)
Weighted average common shares and common equivalent shares outstanding:
Basic and diluted	14,653,262	15,117,679
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2015
	(unaudited)
Cash flows used in operating activities
Net income/(loss)	$8,540,224	$(2,627,154)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	202,305	165,081
Share-based compensation	230,939	271,077
Gain on sale of discontinued operations, net of income taxes	(9,701,515)	—
Tax benefit from utilization of loss from current year operations	(787,318)	—
Change in assets and liabilities
Accounts receivable	896,194	871,779
Inventory	13,314	(443,061)
Other current assets	112,286	68,758
Other assets	18,792	—
Accounts payable and accrued expenses	(821,763)	1,341,352
Deferred revenue	(138,593)	(49,163)
Net cash used in operating activities	(1,435,135)	(401,331)
Cash flows provided by/(used in) investing activities
Acquisition of property and equipment	(67,944)	(18,321)
Intangible property costs	(126,091)	(11,131)
Proceeds from sale of discontinued operations, net of fees	4,958,891	—
Net cash provided by/(used in) investing activities	4,764,856	(29,452)
Cash flows used in financing activities
Payments on capital lease obligations	(16,282)	(17,286)
Payment of debt obligations	(375,000)	(375,000)
Proceeds from the exercise of options	169,035	2,515
Net cash used in financing activities	(222,247)	(389,771)
Net increase/(decrease) in cash and cash equivalents	3,107,474	(820,554)
Cash and cash equivalents—beginning of period	7,778,541	14,116,969
Cash and cash equivalents—end of period	$10,886,015	$13,296,415
Supplemental disclosure of cash flow information
Cash paid for interest	$30,000	$7,583
Dividend on preferred stock, 19,823 shares of common stock issuable for the three months ended March 31, 2014 and 2015	$29,536	$26,560
Cash paid for income taxes	$—	$2,808
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic sensing, test and measurement products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. We are organized into two business segments, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from continuing operations beginning in 2005. We have historically managed our liquidity through cost reduction initiatives, debt financings, capital market transactions and asset sales.
Although there can be no guarantees, we believe that our current cash balance will provide adequate liquidity for us to meet our working capital needs over the next twelve months.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2015, results of operations for the three months ended March 31, 2014 and 2015, and cash flows for the three months ended March 31, 2014 and 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015.
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

Net loss Per Share
Basic per share data is computed by dividing loss from continuing operations by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing income from continuing operations, if applicable, by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential shares of common stock had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.
The effect of 2.8 million and 2.5 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the quarters ended March 31, 2014 and 2015, respectively, as they are antidilutive to earnings per share due to the Company having a net loss from continuing operations.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”. ASU No. 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 is currently scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU No. 2014-09 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. Early adoption is not permitted. In April 2015, the FASB issued a proposal that would defer ASU No. 2014-09 by one year, but it would permit all entities to adopt the standard as of the original effective date. We are currently in the process of evaluating the impact of the adoption of ASU No. 2014-09 on our consolidated financial statements.

2.	Discontinued Operations

On January 21, 2014, we completed the sale of our medical shape sensing business, which was part of our Products and Licensing segment, to an unaffiliated third party for a gross sales price of up to $30.0 million, of which $12.0 million in cash has been received, up to $8.0 million is payable to us in the future upon the accomplishment by the buyer of certain technical specifications, and up to $10.0 million is payable to us in potential future royalties. We had been engaged since 2007 in various development projects developing a fiber optic-based shape sensing and position tracking system to be integrated in the buyer's products. Also as part of the transaction, the buyer has hired certain employees of the company, many of whom were historically engaged in this development project. In connection with this sale, we incurred approximately $1.3 million in transaction costs that included various charges related to investment banker and legal fees and a bonus to a former employee who was hired by the buyer. Included in the transaction were current and long term assets with a net book value of approximately $0.3 million on January 20, 2014.
We have reported the results of operations of our medical shape sensing business as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued groups' income before allocations.
The key components of income from discontinued operations were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2015
Net revenues	$—	$—
Cost of revenues	46,204	—
Operating expenses	—	—
Loss before income taxes	(46,204)	—
Allocated tax benefit	(18,128)	—
Operating loss from discontinued operations, net of income taxes	(28,076)	—
Gain on sale, net of $1.0 million of related income taxes	9,701,515	—
Income from discontinued operations, net of income taxes	$9,673,439	$—

3.	Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.
Components of inventory are as follows:

	December 31, 2014	March 31, 2015
Finished goods	$580,184	$669,842
Work-in-process	262,025	331,549
Raw materials	2,522,024	2,805,903
Total inventory, net	$3,364,233	$3,807,294

4.    Accrued Liabilities

	December 31, 2014	March 31, 2015
Accrued compensation	$2,362,608	$2,771,186
Accrued sub-contracts	244,218	270,693
Accrued professional fees	177,712	716,824
Accrued income tax	166,550	8,820
Deferred rent	182,340	159,498
Royalties	392,945	179,086
Warranty reserve	69,264	67,325
Accrued liabilities - other	370,308	348,914
Total accrued liabilities	$3,965,945	$4,522,346

5.	Debt
Silicon Valley Bank Facility
We currently have a Loan and Security Agreement with Silicon Valley Bank (“SVB”) under which we have a term loan with an original borrowing amount of $6.0 million (the “Term Loan” or “Credit Facility”). Prior to the amendment to the Credit Facility in connection with our merger with Advanced Photonix, Inc., (“API”) as described below, the Term Loan was to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and unless earlier terminated, was scheduled to mature on May 1, 2015. The Term Loan carried a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. We were permitted to repay amounts due under the Term Loan at any time with no penalties.

In addition to the terms and conditions of the Term Loan, we had a revolving line of credit (the “Line of Credit”), which had a maximum borrowing capacity of $1.0 million. The Line of Credit matured on May 18, 2014 and was not renewed.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
On March 21, 2013, we entered into a Fourth Loan Modification Agreement with SVB that replaced the existing financial covenants with a single covenant that we maintain a minimum cash balance of $5.0 million with SVB. Effective on January 21, 2014, in connection with our sale of assets to Intuitive, this covenant was modified to reduce the required minimum cash balance to $3.5 million. The Credit Facility also requires us to observe a number of operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of March 31, 2015, we were in compliance with all covenants under the Credit Facility.
In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2015, there were no events of default on the Credit Facility.
The balance under the Term Loan at December 31, 2014 and March 31, 2015, was $0.6 million and $0.3 million, respectively, all of which was classified as short-term. The effective rate of our Term Loan at March 31, 2015 was 6%.
The following table presents a summary of debt outstanding as of December 31, 2014 and March 31, 2015:

	December 31, 2014	March 31, 2015
Silicon Valley Bank Term Loan	$625,000	$250,000
Less: current portion	625,000	250,000
Total long-term debt	$—	$—

Costs associated with loans outstanding were as follows:

	Three months ended March 31,
	2014	2015
Interest expense	30,000	7,622
Amortization of transaction costs	2,573	1,568
Total interest expense	32,573	9,190

In connection with our merger with API (See Note 9, “Subsequent Events”), on May 8, 2015, we entered into the Sixth Loan Modification Agreement with SVB, under which we received a new term loan in the amount of $6.0 million, payable in 48 monthly installments and bearing interest at a floating rate of prime plus 2%.  Amounts due under the new term loan continue to be secured by substantially all of our assets, including the assets of API, as well as our intellectual property, personal property and bank accounts. We used the proceeds of the new term loan to repay all amounts then outstanding under the prior Term Loan, as well as all of API’s outstanding indebtedness as of the completion of the merger.

6.	Capital Stock and Additional Paid-in Capital
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
The fair value of each option granted during the three months ended March 31, 2015 and 2014 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2015
Risk-free interest rate	2.14%	1.88%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	106%	103%
Executive turnover rates	—%	—%
Non-executive turnover rates	33.6%	40.0%
Expected dividend yield	—%	—%
A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the three months ended March 31, 2015:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2015	4,289,631	$0.35 - $6.55	$1.93	$512,901	3,111,199	$2.11	$453,032
Granted	32,250	$1.45	$1.45
Exercised	4,577	$1.59 - $174	$1.34
Canceled	4,313	$0.35 - $2.15	$0.38
Balance, March 31, 2015	4,312,991	$0.35 - $6.55	$1.93	$533,715	3,253,115	$2.08	$470,695

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At March 31, 2015, the outstanding stock options to purchase an aggregate of 4.3 million shares had a weighted-average remaining contractual term of 5.8 years, and the exercisable stock options to purchase an aggregate of 3.3 million shares had a weighted-average remaining contractual term of 4.9 years.
For the three months ended March 31, 2014 and 2015, we recognized $0.2 million and $0.3 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated financial statements. We expect to recognize $1.3 million in share-based compensation expense over the weighted-average remaining service period of 1.3 years for stock options outstanding as of March 31, 2015.

The following table summarizes our restricted stock awards:

	Number of Vested Shares	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Vested Shares	Aggregate Value of Unvested Shares
Balance at January 1, 2015	128,663	528,000	$1.36	183,115	707,700
Granted	—	—	$—	—	—
Vested	112,500	(112,500)	$1.26	141,750	(141,750)
Exercised	—	—	$—	—	—
Balance at March 31, 2015	241,163	415,500	$1.36	324,865	565,950

The following details our equity transactions during the three months ended March 31, 2015:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	$
Balance, December 31, 2014	1,321,514	1,322	15,088,199	15,541	22,725	(32,221)	64,147,666
Exercise of stock options	—	—	6,818	7	—	—	2,508
Share-based compensation	—	—	—	—	—	—	220,814
Non-cash compensation	—	—	—	—	—	—	50,264
Stock dividends to Carilion Clinic(1)	—	—	—	19	—	—	26,541
Purchase of treasury stock	—	—	—	—	—	—	—
Balance, March 31, 2015	1,321,514	1,322	15,095,017	15,567	22,725	(32,221)	64,447,793

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to March 31, 2015. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2015, the Series A Preferred Stock issued to Carilion has accrued $898,914 in dividends. The accrued and unpaid dividends as of March 31, 2015 will be paid by the issuance of 412,560 shares of our common stock upon Carilion’s written request.

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
Through March 31, 2015, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 16, 2015).

The table below presents revenues and operating loss for reportable segments not including discontinued operations:

	Three Months Ended March 31,
	2014	2015
	(unaudited)
Revenues:
Technology development revenues	$2,675,452	$2,875,515
Products and licensing revenues	1,796,429	2,463,587
Total revenues	$4,471,881	$5,339,102
Technology development operating loss	$(1,527,646)	$(259,486)
Products and licensing operating loss	(424,500)	(2,355,723)
Total operating loss	$(1,952,146)	$(2,615,209)
Depreciation, technology development	$56,743	$73,335
Depreciation, products and licensing	$38,100	$62,829
Amortization, technology development	$64,293	$15,573
Amortization, products and licensing	$43,169	$13,343
The table below presents assets for reportable segments:

	December 31, 2014	March 31, 2015
Total segment assets:
Technology development	$16,503,316	$14,073,430
Products and licensing	11,081,132	12,057,359
Total	$27,584,448	$26,130,789
Property plant and equipment, and intangible assets, technology development	$2,122,157	$1,917,712
Property plant and equipment, and intangible assets, products and licensing	$1,574,177	$1,642,993
There are no material inter-segment revenues for any period presented.
The United States Government accounted for approximately 58% and 62% of total consolidated revenues for the three months ended March 31, 2015 and 2014, respectively.
International revenues (customers outside the United States) accounted for approximately 14% and 19% of total consolidated revenues for the three months ended March 31, 2015 and 2014, respectively.

8.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations.
In the fourth quarter of 2013 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in 2013. At March 31, 2015, approximately $0.2 million of this commitment remained.
In September 2014, we received a preliminary audit report from the Defense Contract Audit Agency (the “DCAA”), with respect to our 2007 incurred cost submission and questioning $0.8 million of claimed costs that the DCAA believes are expressly unallowable under the Federal Acquisition Regulations and, therefore, subject to potential penalty. We have not been informed of any actual claim for penalty by the Defense Contract Management Agency and intend to contest such claim if received.
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
9.    Subsequent Events
On January 30, 2015, we entered into an agreement to merge with API, subject to approval by the stockholders of both companies and customary closing conditions. API is a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers, custom optoelectronic subsystems and Terahertz instrumentation, serving the test and measurement, telecommunications, military/aerospace and medical markets. On May 8, 2015, our stockholders and API's stockholders approved the merger, and the merger was completed. In the merger API stockholders received 0.31782 shares of our common stock for each outstanding share of API common stock they owned as of the effective time of the merger.
The statements presented in this report do not reflect the consummation of the merger. We are in the process of evaluating the financial consequences of the merger and will report the results of the combined company from the effective date of the merger in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2015.

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
Merger with Advanced Photonix, Inc.
On May 8, 2015, we completed the merger with Advanced Photonix, Inc., or API, pursuant to the Agreement and Plan of Merger and Reorganization, or the Merger Agreement, dated as of January 30, 2015, by and among Luna, API and API Merger Sub, Inc., a wholly-owned subsidiary of Luna, or API Merger Sub. In accordance with the terms of the Merger Agreement, upon the completion of the Merger, API Merger Sub merged with and into API, with API surviving as a wholly owned subsidiary of Luna. In the Merger, former API stockholders received 0.31782 shares of Luna common stock for each share of API common stock they owned at the effective time of the Merger. The Merger is being accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations, with Luna treated as the accounting acquirer.
The Merger results in a combined company with a stronger position as a leader in optical technology. The Merger essentially doubles the revenue base of each of the companies on a stand-alone basis, and provides the opportunity to leverage a shared infrastructure and achieve significant cost savings by combining two public companies into one.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations does not include the financial results of API, as those results will be included in our results beginning from the effective date of the Merger. As a result, the results described herein should not be viewed as representative of the results of the combined company for any future period. Additionally the comparability of our operating results for the first quarter of fiscal 2015 to the same period in fiscal 2014 is significantly impacted by the transaction costs incurred in connection with the Merger. In our discussion and analysis of comparative periods, we have quantified the contribution of these transaction costs where material and identifiable.
Overview of Historical Luna Business
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
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic sensing products, as well as test and measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 40% and 46% of our total revenues for the three months ended March 31, 2014 and 2015, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Technology Development segment comprised approximately 60% and 54% of our total revenues for the three months ended March 31, 2014 and 2015, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research, or SBIR, program coordinated by the U.S. Small Business Administration, or SBA. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues were $2.7 million and $2.9 million for the three months ended March 31, 2014 and 2015, respectively. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $13.1 million at March 31, 2015 and $12.8 million at December 31, 2014.
Revenues from product sales are mostly derived from the sales of our sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of revenues in the near term. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales and product development to be primarily in areas associated with our fiber optic instrumentation, test and measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial.
In recent years, economic conditions around the world deteriorated, and the outlook for 2015 and beyond remains uncertain. This slowing of the economy, both in the United States and globally, reduced the financial capacities of some of our customers and potential customers, thereby slowing spending on the products and services we provide. Furthermore, reductions in government spending may impact the availability of new program awards in 2015. For example, the Budget Control Act commits the U.S. Government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending, or sequestration. Automatic across-the-board cuts required by sequestration could have a material adverse effect on our technology development revenues and, consequently, our results of operations. While the exact manner in which sequestration will impact our business is unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
Description of Our Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented approximately 60% and 54% of our total revenues for the three months ended March 31, 2014 and 2015, respectively.
Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented approximately 40% and 46% of our total revenues for the three months ended March 31, 2014 and 2015, respectively.
Cost of Revenues
Cost of revenues associated with our Technology Development segment revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Technology Development segment activities.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments. Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2014, as filed with the SEC on March 16, 2015. There have been no material changes to the descriptions therein.
Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2015
Revenues

	Three Months Ended March 31,
	2014	2015	$ Difference	% Difference
Revenues:
Technology development revenues	$2,675,452	$2,875,515	$200,063	7%
Products and licensing revenues	1,796,429	2,463,587	$667,158	37%
Total revenues	$4,471,881	$5,339,102	$867,221	19%
Revenues from our Technology Development segment for the three months ended March 31, 2015 increased to $2.9 million, or 7%, from $2.7 million during the same period in 2014. This increase is due primarily to increased contract work in our optical systems group of $0.2 million, our nanotechnology group of $0.2 million and materials group of $0.1 million. These increases were partially offset by a decrease in our biomedical technologies group of $0.3 million.
Revenues from our Products and Licensing segment for the three months ended March 31, 2015 increased to $2.5 million or 37% from $1.8 million during the same period in 2014. This increase resulted primarily from growth in our telecom test products, principally our optical backscatter reflectometer line of products.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2014	2015	$ Difference	% Difference
Cost of revenues:
Technology development costs	$2,025,155	$2,083,624	$58,469	3%
Products and licensing costs	894,640	966,689	$72,049	8%
Total cost of revenues	$2,919,795	$3,050,313	$130,518	4%
Gross Profit	$1,552,086	$2,288,789	$736,703	47%
The cost of our Technology Development segment revenues for the three months ended March 31, 2015 increased at a lower rate than revenues due to reduced overhead costs which are a component of cost of revenues, including lower fees for amortization, and lower costs for subcontractors.
The costs from our Products and Licensing segment increased by $0.1 million from $0.9 million during the first quarter of 2014 to $1.0 million during the same period in 2015, due to higher sales of telecom test products. In addition, cost of revenues included a $0.1 million charge for obsolete inventory in the first quarter of 2014, which did not recur in the first quarter of 2015.
Because of the overall increase in revenues of 19% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and an associated increase of 4% in cost of revenues, our gross profit increased to $2.3 million for the three months ended March 31, 2015 compared to $1.6 million for the three months ended March 31, 2014.

As the growth in revenues was driven by product sales, which typically have higher margins than revenues earned in our Technology Development segment, and an obsolescence charge in 2014 of $0.1 million, which did not recur in 2015, our overall gross margins increased to 43% during the first quarter of 2015 compared to 35% for the same period of 2014.
Operating Expense

	Three Months Ended March 31,
	2014	2015	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$2,755,078	$4,569,107	$1,814,029	66%
Research, development and engineering	749,154	334,891	$(414,263)	(55)%
Total operating expense	$3,504,232	$4,903,998	$1,399,766	40%
Our selling, general and administrative expense increased to $4.6 million during the three months ended March 31, 2015, or 66%, from $2.8 million for the same period in 2014. This increase was due primarily to $1.8 million in expenses related to the Merger with API.
Research, development and engineering expense decreased 55% primarily due to a $0.2 million reduced labor charges and related fringe charges in association with the sale of our medical shape sensing business during the first quarter of 2014.
Other Income
During the three months ended March 31, 2014, we recognized approximately $80,000 of rental income for the partial sublease of our Roanoke facility. This sublease expired on April 30, 2014. Therefore, we had no similar rent revenues for the three months ended March 31, 2015.
Interest Expense
Interest expense for the three months ended March 31, 2015 was approximately $9,137 compared to interest expense of approximately $32,365 during the same period in 2014. The monthly average loan balance during the three months ended March 31, 2015 was $0.5 million compared to $1.9 million for the same period in 2014. The lower average loan balance accounted for the decrease in interest expense.

Net Loss from Continuing Operations
As a result of our revenues of $5.3 million offset by cost of revenues of $3.1 million and operating expenses of $4.9 million during the three months ended March 31, 2015, we incurred a loss from continuing operations before income taxes of approximately $2.6 million, compared to a loss from continuing operations before income taxes of approximately $1.9 million for the three months ended March 31, 2014. We recorded an income tax benefit related to our net operating losses of $0.8 million and an income tax expense related to our net operating losses of $0.0 million for the three months ended March 31, 2014 and 2015, respectively. Our net loss from continuing operations was $2.6 million for the three months ended March 31, 2015 and after recognition of the tax benefit, our net loss from continuing operations was $1.1 million for the three months ended March 31, 2014.
Income Tax (Benefit)/Expense
During the first quarter of 2014 we recognized an income tax benefit of $0.8 million due to our loss from continuing operations and the intra-period allocation from discontinued operations.
Net Income from Discontinued Operations
For the three months ended March 31, 2014, we recognized net income from discontinued operations of $9.7 million, which resulted from the sale of our medical shape sensing business that occurred during the first quarter of 2014.

Liquidity and Capital Resources
At March 31, 2015, our total cash and cash equivalents were $13.3 million.

We previously maintained a term loan with Silicon Valley Bank, or SVB, which, at March 31, 2015 had a balance of $0.3 million. This term loan matured on May 1, 2015. We also previously maintained a revolving line of credit of up to $1.0 million with SVB, under which no amounts were borrowed.
In connection with the completion of the Merger, we entered into a new term debt arrangement with SVB in the principal amount of $6.0 million to refinance the previously outstanding debt of API and the remaining borrowings on our prior term loan with SVB. The new term loan is secured by substantially all of our assets, amortizes over 48 monthly installments and bears interest at SVB’s prime rate plus 2%.
We believe that our cash balance as of March 31, 2015 will provide adequate liquidity for us to meet our working capital needs over the next twelve months.
Discussion of Cash Flows
Recent Activity

	Three Months Ended March 31,
	2014	2015	$ Difference
Net cash used in operating activities	$(1,435,135)	$(401,331)	$1,033,804
Net cash provided/(used in) by investing activities	4,764,856	(29,452)	$(4,794,308)
Net cash used in financing activities	(222,247)	(389,771)	$(167,524)
Net change in cash	$3,107,474	$(820,554)	$(3,928,028)
During the first three months of 2015, operations used $0.4 million of cash, as compared to the same period in 2014 in which operations used $1.4 million of cash. During the first three months of 2015, our net loss of $2.6 million was primarily the result of expenses recorded in relation the Merger with API of $1.8 million, charges for depreciation and amortization of $0.2 million and share-based compensation of $0.3 million.
During the first three months of 2014, our net income of $8.5 million was primarily the result of the after-tax gain on the sale of our medical shape sensing business of $9.7 million and a tax benefit of $0.8 million. Without the effects of that gain and tax benefit, our loss from continuing operations before income taxes was approximately $1.9 million. The loss from continuing operations before income taxes included charges for depreciation and amortization of $0.2 million and share-based compensation of $0.2 million both of which are non-cash items that do not impact cash flow for the period. Additionally, working capital remained virtually unchanged for the three months ended March 31, 2014 and 2015, and consisted of a $0.9 million decrease in accounts receivable due to improved collection efforts, which was offset by a $0.8 million decrease in accounts payable.
Our cash provided by investing activities is composed of purchases of equipment and capitalized costs associated with the prosecution of patents and in 2014 included the net cash proceeds from the sale of our medical shape sensing business.
During the three months ended March 31, 2015, we had a net cash outflow of approximately $30,000 for equipment purchases and patent costs associated with certain intangible assets. During the three months ended March 31, 2014, we had a net cash inflow of $5.0 million due to the sale of our medical shape sensing business and used $0.2 million for both equipment purchases and patent costs associated with certain intangible assets.
Net cash used in financing activities during the three months ended March 31, 2015 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.4 million. Net cash used in financing activities during the three months ended March 31, 2014 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.4 million, which were partially offset by our receipt of $0.2 million upon exercise of stock options and warrants during the period.
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
We are exposed to interest rate fluctuations as a result of our term loan with SVB having a variable interest rate. However, the term loan has a minimum fixed interest rate of 6%, which has been the actual interest rate in effect since 2011. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $1.0 million outstanding under the term loan as of March 31, 2015, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $3,750.
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
Foreign Currency Exchange Rate Risk
As of March 31, 2015, all payments made under our research contracts have been denominated in U. S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
RISKS RELATING TO LUNA’S HISTORICAL BUSINESS
General
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
We compete as a small business for some of our government contracts. Our revenues derived from the Small Business Innovation Research, or SBIR, program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the year ended December 31, 2014, approximately 47% of our total revenues were generated under the SBIR program, compared to 44% in for the quarter ended March 31, 2015.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2015, we had approximately 108 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology development revenues, which consist primarily of government-funded research, accounted for approximately 60% and 54% of our consolidated total revenues for the three months ended March 31, 2014 and 2015, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
We realized a net loss from continuing operations of $1.9 million and $2.6 million for the three months ended March 31, 2014 and 2015, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
We currently conduct business internationally and we might considerably expand our international activities in the future. Our international business operations are subject to a variety of risks associated with conducting business internationally, including:

•	having to comply with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates and customers;

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

•	the imposition of tariffs;

•	hyperinflation or economic or political instability in foreign countries;

•	imposition of limitations on, or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	the imposition of restrictive trade policies;

•	the imposition of inconsistent laws or regulations;

•	the imposition or increase of investment and other restrictions or requirements by foreign governments;

•	uncertainties relating to foreign laws and legal proceedings;

•	having to comply with a variety of U.S. laws, including the Foreign Corrupt Practices Act, or FCPA; and

•	having to comply with licensing requirements.
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
Our operations, particularly our international sales, subject us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to imports, exports (including the Export Administration Regulations and the International Traffic in Arms Regulations), technology transfer restrictions, anti-boycott provisions, economic sanctions and the FCPA. The number of our various emerging technologies, the development of many of which has been funded by the Department of Defense, presents us with many regulatory challenges. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could result in suspension of our export privileges, which could have a material adverse effect on our business. Changes in regulation or political environment may affect our ability to conduct business in foreign markets including investment, procurement and repatriation of earnings.
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
RISKS RELATED TO API’S HISTORICAL BUSINESS
We may dispose of or discontinue existing API product lines and technology developments, which may adversely impact our future results.
On an ongoing basis, API has evaluated API’s various product offerings and technology developments in order to determine whether any should be discontinued or, to the extent possible, divested. In addition, if we are unable to generate the amount of cash needed to fund the future operations of API’s historical business, we may be forced to sell one or more of API’s product lines or technology developments.
We cannot guarantee that API has correctly forecasted, or that we will correctly forecast in the future, the right product lines and technology developments to dispose or discontinue or that our decision to dispose of or discontinue various investments, products lines and technology developments is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risk that we will not be able to find a purchaser for a product line or the purchase price obtained will not be equal to at least the book value of the net assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, API’s historical customers who previously purchased products from a disposed or discontinued product line, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with disposal or discontinuance of product lines, including employee severance costs and excess facilities costs.
API’s historical businesses are subject to the cyclical nature of the markets in which API has competed and any future downturn may reduce demand for API’s products and revenue.
Many factors beyond our control affect the industry of API’s historical business, including consumer confidence in the economy, interest rates, fuel prices and the general availability of credit. The overall economic climate and changes in Gross National Product growth has a direct impact on API’s customers and the demand for API’s products. We cannot be sure that the historical API business will not be adversely affected as a result of an industry or general economic downturn.
API’s customers may reduce capital expenditures and have difficulty satisfying liquidity needs because of continued turbulence in the U.S. and global economies, resulting in reduced sales of API’s products and harm to our financial condition and results of operations.
In particular, API’s historical results of operations have been subject to substantial fluctuations, and we may experience substantial period-to-period fluctuations in future results of operations. Any future downturn in the markets in which API has historically competed could significantly reduce the demand for API’s products and therefore may result in a significant reduction in revenue. It may also increase the volatility of the price of our common stock. Our revenue and results of operations may be materially and adversely affected in the future due to changes in demand from customers or cyclical changes in the markets utilizing API’s products.
In addition, the telecommunications industry, has, from time to time, experienced, and may again experience, a pronounced downturn. To respond to a downturn, many service providers may slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from original equipment manufacturers like API, which would have a negative impact on API’s historical business. Weakness in the global economy or a future downturn in the telecommunications industry may cause our results of operations to fluctuate from quarter-to-quarter and year-to-year, harm our business, and may increase the volatility of the price of our common stock.
Customer acceptance of API’s products is dependent on our ability to meet changing requirements, and any decrease in acceptance could adversely affect our revenue.
Customer acceptance of API’s products is significantly dependent on our ability to offer products that meet the changing requirements of API’s customers, including telecommunication, military, medical and industrial corporations, as well as government agencies. Any decrease in the level of customer acceptance of API’s products could have a material adverse effect on our business.
API’s products must meet exacting specifications, and defects and failures may occur, which may cause customers to return or stop buying API’s products.
API’s customers generally establish demanding specifications for quality, performance and reliability that API’s products must meet. However, API’s products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. API’s products are also subject to rough environments as they are integrated into API’s customer products for use by the end customers. If defects and failures occur in API’s products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management resources or damage to our or API’s reputation and brand equity, and in some cases consequential damages, any of which would harm our operating results. In addition, delays in API’s ability to fill product orders as a result of quality control issues may negatively impact API’s relationship with API’s customers. We cannot assure you that we will have sufficient resources, including any available insurance, to satisfy any asserted claims.
Rapidly changing standards and regulations could make API’s products obsolete, which would cause our revenue and results of operations to suffer.

API designs products to conform to its customers’ requirements and API’s customers’ systems may be subject to regulations established by governments or industry standards bodies worldwide. Because certain of API’s products are designed to conform to current specific industry standards, if competing or new standards emerge that are preferred by API’s customers, we would have to make significant expenditures to develop new products. If API’s customers adopt new or competing industry standards with which API’s products are not compatible, or the industry groups adopt standards or governments issue regulations with which API’s products are not compatible, API’s existing products would become less desirable to API’s customers and our revenue and results of operations would suffer.
The markets for many of API’s products are characterized by changing technology which could cause obsolescence of API’s products, and we may incur substantial costs in delivering new products.
The markets for many of API’s products are characterized by changing technology, new product introductions and product enhancements, and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render existing products obsolete, and result in a write down to the value of our inventory, or result in shortened product life cycles. Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products.
The success of API’s new product offerings will depend upon several factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develp new technologies and applications;

•	successfully commercialize new technologies in a timely manner;

•	price API's products competitively and manufacture and deliver API's products in sufficient volumes and on time; and

•	differentiate API's offerings from API's competitors' offerings.

Some of API’s products are used by API’s customers to develop, test and manufacture their products. We therefore must anticipate industry trends and develop products in advance of the commercialization of API’s customers’ products. In developing any new product, we may be required to make a substantial investment before we can determine the commercial viability of the new product. If we fail to accurately foresee API’s customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenues.
API’s inability to find new customers or retain existing customers could have a material adverse effect on API’s business.
Customers normally purchase API’s products and incorporate them into products that they, in turn, sell in their own markets on an ongoing basis. As a result, API’s historical sales have been dependent upon the success of its customers’ products and the future performance of the legacy API business is dependent upon our success in finding new customers and receiving new orders from existing customers.
In several of API’s markets, quality and/or reliability of API’s products are a major concern for API’s customers, not only upon the initial manufacture of the product, but for the life of the product. Many of API’s products are used in remote locations for higher value assembly, making servicing of API’s products unfeasible. Any failure of the quality and/or reliability of API’s products could have an adverse effect on our business.
If API’s customers do not qualify API’s products or if their customers do not qualify their products, our results of operations may suffer.
Most of API’s customers do not purchase API’s products prior to qualification of API’s products and satisfactory completion of factory audits and vendor evaluation. API’s existing products, as well as each new product, must pass through varying levels of qualification with API’s customers. In addition, because of the rapid technological changes in API’s market, a customer may cancel or modify a design project before API begins large-scale manufacturing and receives revenues from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized custom design projects. It is difficult to predict with any certainty whether API’s customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects. Any such delay, cancellation or modification could have a negative effect on our results of operations.
In addition, once a customer qualifies a particular supplier’s product or component, these potential customers design the product into their system, which is known as a design-in win. Suppliers whose products or components are not designed in are unlikely to make sales to that customer until at least the adoption of a future redesigned system. Even then, many customers may be reluctant to incorporate entirely new products into their new systems, as doing so could involve significant additional redesign efforts and increased costs. If we fail to achieve design-in wins in potential customers’ qualification processes, we will likely lose the opportunity for significant sales to those customers for a lengthy period of time.
If the end user customers that purchase systems from API’s customers fail to qualify or delay qualifications of any products sold by API’s customers that contain API’s products, our business could be harmed. The qualification and field testing of API’s customers’ systems by end user customers is long and unpredictable. This process is not under API’s control or that of API’s customers; and, as a result, the timing of API’s sales is unpredictable. Any unanticipated delay in qualification of one of API’s customers’ products could result in the delay or cancellation of orders from API’s customers for products included in their equipment, which could harm API’s results of operations.
API’s sales to overseas markets expose API to additional, unpredictable risks which could have a material adverse effect on our business and expose us to liability under the Foreign Corrupt Practices Act.
A portion of API’s sales are being derived from overseas markets. These international sales are primarily focused in Asia, Europe and the Middle East. These operations are subject to unpredictable risks that are inherent in operating in foreign countries and which could have a material adverse effect on API’s business, including the following:

•	foreign countries could change regulations or impose currency restrictions and other restraints;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign contries in which API operates;

•	exchange controls;

•	some countries impose burdensome tariffs and quotas;

•	political changes and economic crises may lead to changes in the business environment in which API operates;

•	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and

•	economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

In addition, API utilizes third-party distributors to act as API’s representative for the geographic region that they have been assigned as well as value added resellers that have territorial restrictions. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product title transfers to the distributor at the time of shipment, the products are not considered inventory on consignment. Our success is dependent on these distributors finding new customers and receiving new orders from existing customers.
API is subject to the FCPA and other laws that prohibit improper payments to foreign governments and their officials for the purpose of obtaining or retaining business. API’s activities in API’s overseas markets create the risk of unauthorized payments or offers of payments by one of API’s employees, consultants, sales agents or distributors, because these parties are not always subject to API’s control. While it is API’s policy to implement safeguards to discourage these practices, API’s existing safeguards and any future improvements may prove to be less than effective, and API’s employees, consultants, sales agents or distributors may engage in conduct for which API might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, certain governmental authorities may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.
Customer demand for API’s products is difficult to accurately forecast and, as a result, we may be unable to optimally match production with customer demand, which could adversely affect our business and financial results.
API makes planning and spending decisions, including determining the levels of business that API will seek and accept, production schedules, and inventory levels, component procurement commitments, personnel needs and other resource requirements, based on API’s estimates of customer requirements. The short-term nature of commitments by many of API’s customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain API’s resources, cause API’s manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase API’s manufacturing yield loss and scrapping of excess materials, and reduce API’s gross margin. API may not have sufficient capacity at any given time to meet the volume demands of API’s customers, or one or more of API’s suppliers may not have sufficient capacity at any given time to meet API’s volume demands. Conversely, a downturn in the markets in which API’s customers compete can cause, and in the past have caused, API’s customers to significantly reduce or delay the amount of products ordered from API or to cancel existing orders, leading to lower utilization of API’s facilities. Because many of API’s costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a material adverse effect on our gross margin, operating income and cash flow.

Customer orders and forecasts are subject to cancellation or modification at any time which could result in higher manufacturing costs.
API’s sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time. When a customer cancels an order, they are responsible for all finished goods, all costs, direct and indirect, incurred by API, as well as a reasonable allowance for anticipated profits. No assurance can be given that we will receive these amounts after cancellation. Furthermore, uncertainty in customer forecasts of their demands and other factors may lead to delays and disruptions in manufacturing, which could result in delays in product shipments to customers and could adversely affect our business.
Fluctuations and changes in API’s customers’ demand are common in API’s industry. Such fluctuations, as well as quality control problems experienced in API’s manufacturing operations may cause API to experience delays and disruptions in API’s manufacturing process and overall operations and reduce API’s output capacity. As a result, product shipments could be delayed beyond the shipment schedules requested by API’s customers or could be cancelled, which would negatively affect our sales, operating income, strategic position at customers, market share and reputation. In addition, disruptions, delays or cancellations could cause inefficient production which in turn could result in higher manufacturing costs, lower yields and potential excess and obsolete inventory or manufacturing equipment. In the past, API has experienced such delays, disruptions and cancellations.
API depends upon an outside contract manufacturer for a portion of the manufacturing process for some of API’s products. Our operations and revenue related to these products could be adversely affected if API encounters problems with this contract manufacturer.
Many of API’s products are manufactured internally. However API also relies upon a contract manufacturer in China to produce the finished portion of some of API’s optoelectronic components. API’s reliance on a contract manufacturer for these products makes API vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality/controls and costs. If the contract manufacturer for API’s products were unable or unwilling to manufacture API’s products in required volumes and at high quality levels or to continue API’s existing supply arrangement, API would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to API’s internal manufacturing facilities. An alternative contract manufacturer may not be available to API when needed or may not be in a position to satisfy API’s quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing API’s products would require API to reduce API’s supply products to API’s customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.
API depends on key in-house manufacturing capabilities and a loss of these capabilities could have an adverse effect on our existing operations and new business growth.
API depends on key in-house manufacturing equipment and assembly processes. API believes that these key manufacturing and assembly processes give API the flexibility and responsiveness to meet API’s customer delivery schedule and performance specification with a custom product. This value proposition is an important component of API’s offering to API’s customers. A loss of these capabilities could have an adverse effect on our existing operations and new business growth.
Changes in the spending priorities of the federal government can materially adversely affect API’s business.
For API’s fiscal 2014, approximately 14% of API’s sales were related to products and services purchased by the federal government directly or indirectly. API’s business relies upon continued federal government expenditures on defense, intelligence, homeland security, aerospace and other programs that API supports. For fiscal 2013, API’s sales to federal government contractors totaled 25% of sales. In addition, foreign military sales are affected by U.S. government regulations, regulations by purchasing foreign governments and political uncertainties in the U.S. and abroad. There can be no assurance that the federal government budget (including defense and military) will continue to grow or that sales of defense related items to foreign governments will continue at present levels. The terms of defense contracts with the U.S. government generally permit the government to terminate such contracts, with or without cause, at any time. Any unexpected termination of a significant U.S. government contract with a military contractor to which API sells API’s products could have a material adverse effect on our business.
API faces intense competition which could negatively impact our results of operations and market share.
API competes with a range of companies in API’s target markets, some of which have greater financial and marketing resources, and greater manufacturing capacity, as well as better-established relationships with customers, than API does.

Because API specializes in custom high performance devices requiring a high degree of engineering expertise to meet the requirements of specific applications, API generally does not compete to any significant degree with other large United States, European or Pacific Rim high volume manufacturers of standard “off the shelf” optoelectronic components. We cannot assure you that API will be able to compete successfully in API’s markets against these or any future competitors.
API also faces competition from some of its customers who evaluate API’s capabilities against the merits of manufacturing products internally. Due to the fact that such customers are not seeking to make a profit directly from the manufacture of these products, they may have the ability to manufacture competitive products at a lower cost than API would charge such customers. As a result, these customers may purchase less of API’s products and there would be additional pressure to lower API’s selling prices which, accordingly, would negatively impact our revenue and gross margin.
Intense competition in API’s markets could result in aggressive business tactics by API’s competitors, including aggressively pricing their products or selling older inventory at a discount. If API’s current or future competitors utilize aggressive business tactics, including those described above, demand for API’s products could decline, API could experience delays or cancellations of customer orders, or we could be required to reduce API’s sales prices.
Acquisition and alliance activities by API’s competitors could disrupt our ongoing business.
From time to time, API’s competitors acquire or enter into exclusive arrangements with companies with whom API does business or may do business in the future. Reductions in the number of partners with whom API may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations.
Decreases in average selling prices of API’s products may increase operating losses and net losses, particularly if API is not able to reduce API’s expenses commensurately.
The market for optical components and subsystems continues to be characterized by declining average selling prices resulting from factors such as increased price competition among optical component and subsystem manufacturers, excess capacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. In the last two years, API has observed a significant decline of average selling prices, primarily in the telecommunications market. API anticipates that average selling prices will continue to decrease in the future in response to product introductions by API’s competitors or API, or in response to other factors, including price pressures from significant customers. In order to sustain profitable operations, API must, therefore, reduce the cost of API’s current designs or continue to develop and introduce new products on a timely basis that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our sales to decline and operating losses to increase.
API’s cost reduction efforts may not keep pace with competitive pricing pressures. To remain competitive, API must continually reduce the cost of manufacturing API’s products through design and engineering changes. API may not be successful in redesigning its products or delivering API’s products to market in a timely manner. We cannot assure you that any redesign will result in sufficient cost reductions enabling us to reduce the price of API’s products to remain competitive or positively contribute to operating results.
Shifts in API’s product mix may result in declines in gross profit.
API’s gross profit margins vary among API’s product platforms, and are generally highest on API’s Terahertz products. API’s overall gross profit has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and API’s ability to reduce product costs, and these fluctuations are expected to continue in the future. If API’s customers decide to buy more of API’s products with low gross profit margins and fewer of API’s products with high gross profit margins, our total gross profits could be adversely affected.
Environmental regulations could increase operating costs and additional capital expenditures and delay or interrupt operations.
The photonics industry, as well as the semiconductor industry in general, is subject to governmental regulations for the protection of the environment, including those relating to air and water quality, solid and hazardous waste handling, and the promotion of occupational safety. Various federal, state and local laws and regulations require that API maintains certain environmental permits. While we believe that API has obtained all necessary environmental permits required to conduct API’s manufacturing processes, if API was found to be in violation of these laws, we could be subject to governmental fines and liability for damages resulting from such violations.

Changes in the aforementioned laws and regulations or the enactment of new laws, regulations or policies could require increases in operating costs and additional capital expenditures and could possibly entail delays or interruptions of our operations.
If API has insufficient proprietary rights or if API fails to protect those proprietary rights API has, our business would be materially harmed.
API’s success and ability to compete is dependent in part on API’s proprietary technology. API relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and internal procedures, to establish and protect API’s proprietary rights. For example, API utilizes proprietary design rules and processing steps in, among other things, the development and fabrication of API’s PIN photodiodes, APD photodiodes and API’s THz systems and sensors. In addition, API’s products rely upon over 200 patents or patents pending. There can be no assurance that any issued patents will provide API with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent utilized by API, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and to prevent the infringement of a patent could be substantial and could have a material adverse effect on our operating results. Furthermore, there can be no assurance that API’s technology, which API is constantly developing, will not infringe on patents or rights owned by others, licenses to which might not be available to API. While API has conducted limited due diligence and has conferred with experts with respect to, among other things, API’s proprietary materials which API incorporates into API’s PIN photodiodes, APD photodiodes and API’s THz systems and sensors, there can be no assurance that API has not overlooked or misinterpreted the status of the proprietary rights and intellectual property of others with respect to these products.
The steps API has taken to protect API’s intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing other technologies that are similar to API’s own. It is possible that patents may not be issued from any of API’s pending applications or those API may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to API’s. API does not own patents in every country in which API sell or distribute API’s products, and thus others may be able to offer identical products in countries where API does not have intellectual property protection. In addition, the laws of some territories in which API’s products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect API’s products and intellectual property rights to the same extent as the laws of the United States.
In some cases, API may rely on trade secrets to protect API’s innovations. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that others will not independently develop similar or superior technology. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to API’s projects, disputes might arise as to the proprietary rights to such information which may not be resolved in our favor.
Pursuing infringers of API’s intellectual property rights can be difficult and costly.
Policing unauthorized use of API’s technology is difficult and API cannot be certain that the steps API has taken will prevent the misappropriation, unauthorized use or other infringement of API’s intellectual property rights. Pursuing infringers of API’s proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing API’s technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased sales.
Despite API’s efforts to protect API’s proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. Further, we may not be able to effectively protect API’s intellectual property rights from misappropriation or other infringement in foreign countries where API has not applied for patent protections, and where effective patent, trademark, trade secret and other intellectual property laws may be unavailable, or may not protect API’s proprietary rights as fully as U.S. law. API seeks to secure, to the extent possible, comparable intellectual property protections in China and other areas in which API operates. Moreover, the level of protection afforded by patent and other laws in countries such as China may not be comparable to that afforded in the U.S.
Protecting API’s intellectual property is difficult especially after API’s employees or API’s third-party contractors end their employment or engagement. API may have employees leave API and go to work for competitors. Attempts may be made to copy or reverse-engineer aspects of API’s products or to obtain and use information that API regards as proprietary. Accordingly, we may not be able to prevent misappropriation of API’s technology or prevent others from developing similar technology.

If API fails to obtain the right to use the intellectual property rights of others which are necessary to operate API’s business, and to protect their intellectual property, our business and results of operations will be adversely affected.
In the past, API has licensed certain Terahertz technology for use in API’s products. In the future, we may choose, or be required, to license technology or intellectual property from third parties in connection with the development of API’s products. We cannot assure you that third-party licenses will be available on commercially reasonable terms, if at all. API’s competitors may be able to obtain licenses, or cross-license their technology, on better terms than we can, which could put API at a competitive disadvantage. Also, API typically enters into confidentiality agreements with such third parties in which API agrees to protect and maintain their proprietary and confidential information, including requiring API’s employees to enter into agreements protecting such information. There can be no assurance that the confidentiality agreements will not be breached by any of API’s employees or that such third parties will not make claims that their proprietary information has been disclosed.
We may be liable for damages based on product liability claims relating to defects in API’s products, which might be brought against us directly, or against API’s customers in their end-use markets. Such claims could result in a loss of customers in addition to substantial liability in damages.
API’s products are complex and undergo quality testing as well as formal qualification, both by API’s customers and by API. However, defects may occur from time to time. API’s customers’ testing procedures are limited to evaluating API’s products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, API’s products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty in order to maintain customer relationships. Any significant product failure could result in lost future sales of the affected product and other products, as well as customer relations problems, litigation and damage to our reputation.
In addition, API’s products are typically embedded in, or deployed in conjunction with, API’s customers’ products, which incorporate a variety of components, modules and subsystems and may be expected to interoperate with modules produced by third parties. As a result, not all defects are immediately detectable, and, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of API’s engineering personnel from API’s product development efforts and cause significant customer relations problems or loss of customers, all of which would harm our business.
Furthermore, many of API’s products may provide critical performance attributes to API’s customers’ products that will be sold to end users who could potentially bring product liability suits in which API could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of API’s customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations.
API is increasingly dependent on information technology systems and infrastructure.
API relies to a large extent on sophisticated information technology systems and infrastructure. The size and complexity of these systems make them potentially vulnerable to breakdown, malicious intrusion, and random attack. Likewise, confidentiality or data privacy breaches by employees or others with permitted access to API’s systems may pose a risk that trade secrets, personal information, or other sensitive data may be exposed to unauthorized persons or to the public. While API has invested in the protection of data and information technology, there can be no assurance that API’s efforts will prevent breakdowns or breaches in API’s systems that could adversely affect our business.
API has incurred significant losses in prior periods.
API has incurred significant losses in prior periods. API recorded a net loss of $1,337,000 for the nine months ended December 26, 2014 and ended the period with an accumulated deficit of $49.8 million. In addition, API recorded net losses of $4.3 million and $4.4 million for the years ended March 31, 2014 and 2013, respectively. There can be no assurance that API’s business will have sufficient revenue growth to offset expenses to contribute positively to our profitability in future periods.
RISKS RELATING TO THE MERGER

The failure to integrate successfully API’s business in the expected timeframe would adversely affect the combined company’s future results and the market price of the combined company’s common stock following the Merger.
The success of the Merger will depend, in large part, on sales of the combined company’s products and on the ability of the combined company following the Merger to realize the anticipated benefits, including annual net operating synergies and cost reductions from combining our business with API’s business. To realize these anticipated benefits, the combined company must successfully integrate API’s business. This integration will be complex and time-consuming.
The failure to successfully integrate and manage the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger. Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the larger combined company with distant business locations;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products;

•	the loss of key employees;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

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
Customer uncertainties related to the operation of Luna after the Merger could adversely affect our businesses, revenues and gross margins.
If there is uncertainty among our customers and API’s customers regarding the operation of Luna following the Merger, they may delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase the products and services of the combined company due to uncertainty about the direction of the combined company’s offerings and willingness to support existing products. To the extent that the Merger has created, or in the future creates, uncertainty among those persons and organizations contemplating purchases such that customers delay, defer or change purchase decisions in connection with the Merger, our revenues would be adversely affected. Customer assurances may be made by us to address their customers’ uncertainty about the direction of the combined company’s product and related support offerings, which may result in additional obligations. As a result of any of these actions, our quarterly revenues and net earnings could be substantially below market expectations and a decline in our stock price could result.
The market price for shares of our common stock following the Merger may be affected by factors different from those affecting the market price for shares of our common stock prior to the Merger.
The risks associated with the combined company following the Merger may affect the results of operations of the combined company differently than they could affect the results of operations of each of us and API as separate companies. Additionally, our results of operations following the Merger may be affected by additional or different factors than those that currently affect our results of operations, including, but not limited to: complexities associated with managing the larger, more complex, combined business; integrating personnel from the two companies while maintaining focus on providing products and services; and potential performance shortfalls resulting from the diversion of management’s attention caused by integrating the companies’ operations.
RISKS RELATING TO OUR COMMON STOCK
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
Furthermore, the common stock we issued in the Merger has been registered with the SEC on a Form S-4 registration statement. As a result, those shares are immediately available for resale in the public market. Former API common stockholders, collectively, received a number of Luna shares equal to approximately 44% of the number of outstanding shares of our common stock prior to the Merger. Former API stockholders may sell the stock they received in the Merger in the public markets. If this occurs, or if there is a perception in the market that such sales may occur, the market price of our common stock may decline.
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
The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $5.00 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

•
sales of our common stock by our significant stockholders, or the perception that such sales may occur, including sales pursuant to the Form S-3 registration statement or sales of shares issued in the Merger, as described above;

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2015
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of approximately $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2015, the Series A Preferred Stock issued to Carilion has accrued $848,914 in dividends. The accrued dividend as of March 31, 2015 will be paid by the issuance of 412,560 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
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

Luna Innovations Incorporated
Date:	May 14, 2015	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)*
Agreement and Plan of Merger and Reorganization, dated as of January 30, 2015, by and among Luna Innovations Incorporated, a Delaware corporation, API Merger Sub, a Delaware corporation and a wholly owned subsidiary of Luna Innovations Incorporated, and Advanced Photonix, Inc., a Delaware corporation (Exhibit 2.1).

3.1(1)	Amendment to Amended and Restated Bylaws of Luna Innovations Incorporated (Exhibit 3.1).

10.1(1)
Form of Voting Agreement by and between Luna Innovations Incorporated, Advanced Photonix, Inc. and directors and executive officers of Advanced Photonix, Inc., dated as of January 30, 2015 (Exhibit 10.1.

10.2(1)
Form of Voting Agreement by and between Luna Innovations Incorporated, Advanced Photonix, Inc. and directors and executive officers of Luna Innovations Incorporated, dated as of January 30, 2015 (Exhibit 10.2)

10.3	First Amendment to Industrial Lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovation Incorporated, dated January 20, 2015.

10.4	Sixth Amendment to Luna Innovations Lease of Riverside Center, dated January 20, 2015, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated

10.5**	2015 Senior Management Incentive Compensation Plan.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and March 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2015 and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on February 2, 2015 (reporting under Items 1.01, 5.03 and 7.01). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

*
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted, the Registrant hereby agrees to furnish supplementary to the SEC, upon its request, any or all of such omitted exhibits or schedules.

**	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the SEC upon request.
***
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.