Form 10-Q
period 2015-09-30
LUNA INNOVATIONS INC
filed 2015-11-13
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2015, there were 27,644,832 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,090,036	$14,116,969
Accounts receivable, net	9,322,295	5,689,615
Inventory	10,037,202	3,364,233
Prepaid expenses and other current assets	1,672,120	715,302
Total current assets	28,121,653	23,886,119
Property and equipment, net	6,672,507	3,497,057
Intangible assets, net	11,301,624	199,277
Goodwill	913,882	—
Other assets	88,948	1,995
Total assets	$47,098,614	$27,584,448
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,500,000	$625,000
Current portion of capital lease obligations	46,616	70,725
Accounts payable	3,999,036	1,447,177
Accrued liabilities	6,710,438	5,468,849
Deferred revenue	788,974	861,081
Total current liabilities	13,045,064	8,472,832
Long-term deferred rent	1,427,572	1,570,377
Long-term debt obligations	4,000,000	—
Long-term capital lease obligations	40,635	39,582
Total liabilities	18,513,271	10,082,791
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 27,558,569 and 15,110,924 shares issued, 27,390,919 and 15,088,199 shares outstanding at September 30, 2015 and December 31, 2014	28,072	15,541
Less treasury stock at cost, 167,650 and 22,725 shares at September 30, 2015 and December 31, 2014	(184,934)	(32,221)
Additional paid-in capital	81,033,787	64,147,666
Accumulated deficit	(52,292,904)	(46,630,651)
Total stockholders’ equity	28,585,343	17,501,657
Total liabilities and stockholders’ equity	$47,098,614	$27,584,448
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues:
Technology development	$3,277,442	$3,067,022	$9,881,228	$8,961,909
Products and licensing	9,927,788	2,303,508	18,688,852	6,108,799
Total revenues	13,205,230	5,370,530	28,570,080	15,070,708
Cost of revenues:
Technology development	2,558,987	2,379,105	7,218,757	6,793,061
Products and licensing	5,667,170	908,175	9,886,557	2,654,305
Total cost of revenues	8,226,157	3,287,280	17,105,314	9,447,366
Gross profit	4,979,073	2,083,250	11,464,766	5,623,342
Operating expense:
Selling, general and administrative	4,210,718	2,329,713	13,916,545	7,551,512
Research, development and engineering	1,491,096	473,527	2,982,451	1,707,190
Total operating expense	5,701,814	2,803,240	16,898,996	9,258,702
Operating loss	(722,741)	(719,990)	(5,434,230)	(3,635,360)
Other income/(expense):
Other income/(expense), net	14,765	—	(7,602)	111,431
Interest expense	(77,417)	(21,275)	(136,520)	(80,942)
Total other income/(expense)	(62,652)	(21,275)	(144,122)	30,489
Loss from continuing operations, before income taxes	(785,393)	(741,265)	(5,578,352)	(3,604,871)
Income tax expense/(benefit)	16,296	(274,709)	19,104	(1,419,882)
Net loss from continuing operations	(801,689)	(466,556)	(5,597,456)	(2,184,989)
(Loss)/income from discontinued operations, net of income taxes of $0, $0.4 million, $0, and $1.3 million	—	(277,614)	—	9,065,141
Net (loss)/income	(801,689)	(744,170)	(5,597,456)	6,880,152
Preferred stock dividend	18,217	26,760	64,798	83,630
Net (loss)/income attributable to common stockholders	$(819,906)	$(770,930)	$(5,662,254)	$6,796,522
Net loss per share from continuing operations:
Basic and diluted	$(0.03)	$(0.03)	$(0.26)	$(0.15)
Net (loss)/income per share from discontinued operations:
Basic and diluted	$—	$(0.02)	$—	$0.61
Net (loss)/income per share attributable to common stockholders:
Basic and diluted	$(0.03)	$(0.05)	$(0.26)	$0.46
Weighted average common shares and common equivalent shares outstanding:
Basic and diluted	27,393,392	15,016,429	21,530,315	14,821,619
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Cash flows used in operating activities
Net (loss)/income	$(5,597,456)	$6,880,152
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Depreciation and amortization	1,548,808	491,066
Share-based compensation	846,727	738,802
Bad debt expense	10,375	—
Gain on sale of discontinued operations, net of income taxes	—	(9,093,268)
Tax benefit from utilization of net operating loss	—	(1,437,958)
Change in assets and liabilities
Accounts receivable	(328,061)	139,950
Inventory	(1,426,968)	(92,320)
Other current assets	(396,671)	(170,857)
Other assets	—	40,715
Accounts payable and accrued expenses	(897,163)	(98,920)
Deferred revenue	(72,107)	(286,937)
Net cash used in operating activities	(6,312,516)	(2,889,575)
Cash flows (used in)/provided by investing activities
Acquisition of property and equipment	(387,508)	(199,532)
Intangible property costs	(237,245)	(197,683)
Proceeds from sale of discontinued operations, net of fees	—	10,927,268
Cash acquired in business combination	374,517	—
Net cash (used in)/provided by investing activities	(250,236)	10,530,053
Cash flows used in financing activities
Payments on capital lease obligations	(56,629)	(49,587)
Payments of debt obligations	(6,337,355)	(1,125,000)
Purchase of treasury stock	(152,713)	(32,221)
Proceeds from term loan	6,000,000	—
Proceeds from the exercise of options	82,516	217,945
Net cash used in financing activities	(464,181)	(988,863)
Net (decrease)/increase in cash and cash equivalents	(7,026,933)	6,651,615
Cash and cash equivalents—beginning of period	14,116,969	7,778,541
Cash and cash equivalents—end of period	$7,090,036	$14,430,156
Supplemental disclosure of cash flow information
Cash paid for interest	$106,998	$54,688
Cash paid for income taxes	$19,104	$—
Shares of common stock issued for business combination	11,872,557	—
Dividend on preferred stock, 39,646 shares of common stock issuable for the nine months ended September 30, 2015 and 2014	$64,818	$56,870

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”) is incorporated in the State of Delaware and headquartered in Roanoke, Virginia. We develop, manufacture and market fiber optic sensing, test and measurement products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. Following our merger with Advanced Photonix, Inc. ("API"), we also package optoelectronic semiconductors into high speed optical receivers, custom optoelectronic subsystems and Terahertz instrumentation. We are organized into two business segments, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from continuing operations beginning in 2005. We have historically managed our liquidity through cost reduction initiatives, debt financings, capital market transactions and asset sales.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2015, results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015, which include the results of API from the date of the closing of our merger with API (see Note 2, below), are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015.
Business Combinations
We apply the provisions of Accounting Standards Codification 805, Business Combinations ("ASC 805"), in the accounting for acquisitions. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our Consolidated Statements of Operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include: future expected cash flows from product sales; customer contracts and acquired technologies; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis, as of October 1 of each year, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and reviewed for impairment as described above.

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
The effect of 6.5 million and 6.8 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the quarters ended September 30, 2015 and 2014, respectively, as they are antidilutive to earnings per share due to our net loss from continuing operations. The effect of 6.2 million and 6.4 million and common stock equivalents are not included for the nine months ended September 30, 2015 and 2014, respectively, as they are considered anti-dilutive.
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

2.     Merger with API
On May 8, 2015, we completed our merger with API (the "Merger") pursuant to the Agreement and Plan of Merger (the "Merger Agreement") for a total purchase consideration of $15.9 million. In accordance with the terms of the Merger Agreement, API shareholders received 0.31782 shares of our common stock for each share of API common stock they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with ASC 805, with Luna treated as the accounting acquirer. We incurred $0.1 million and $3.6 million in Merger-related costs for the three and nine months ended September 30, 2015, respectively, which are included within selling, general and administrative expenses in the Consolidated Statement of Operations.

The total purchase consideration of $15.9 million consisted of the following:

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

Preliminary Allocation of Purchase Consideration

Cash	$374,517
Accounts receivable	3,314,994
Inventory	5,246,000
Other current assets	560,190
Property and equipment	3,601,850
Identifiable intangible assets	11,600,000
Goodwill	913,882
Other assets	86,953
Accounts payable and accrued expenses	(4,592,804)
Debt	(5,212,355)
Other liabilities	(33,573)
Total purchase consideration	$15,859,654

The preliminary identifiable intangible assets acquired and their estimated lives were as follows:

	Estimated Fair Value	Estimated Useful Life
Developed technology	$4,500,000	2-10 years
In-process research and development	3,900,000	Indefinite
Customer base	1,300,000	9-11 years
Trade names	1,500,000	10 years
Backlog	400,000	1 year
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

In-process research and development represents the estimated fair values of incomplete API research and development projects that had not reached technological feasibility as of the closing date of the Merger. As of September 1, 2015, technologies associated with $1.6 million of in-process research and development were placed into service. In the future, the fair value of each project at the date of the closing of the Merger will be either amortized or impaired depending on whether the projects are completed or abandoned. The fair value of in-process research and development was determined using the multi-period excess earnings method. A discount rate of 37.5% was used to discount the cash flows to the present value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Revenue	$13,205	$13,160	$40,617	$37,500

Loss from continuing operations	$(802)	$(1,093)	$(3,324)	$(4,435)

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
The key components of income from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	46,204
Operating expenses	—	—	—	—
Loss before income taxes	—	—	—	(46,204)
Allocated tax (expense)/benefit	—	(52)	—	18,077
Operating loss from discontinued operations	—	(52)	—	(28,127)
(Loss)/gain on sale, net of $0.4 million, $0, $1.3 million, and $0 of related income taxes, respectively	—	(277,562)	—	9,093,268
(Loss)/income from discontinued operations, net of income taxes	$—	$(277,614)	$—	$9,065,141

4.	Inventory
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

Components of inventory were as follows:

	September 30, 2015	December 31, 2014
	(unaudited)
Finished goods	$2,557,001	$580,184
Work-in-process	1,555,451	262,025
Raw materials	5,924,750	2,522,024
Total inventory	$10,037,202	$3,364,233

5.    Accrued Liabilities

Accrued liabilities at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Accrued compensation	$3,121,093	$2,362,608
Claims reserve	1,752,903	1,502,904
Accrued sub-contracts	386,472	244,218
Accrued professional fees	61,842	177,712
Accrued income tax	—	166,550
Deferred rent	288,495	182,340
Royalties	358,406	392,945
Warranty reserve	153,585	69,264
Accrued liabilities - other	587,642	370,308
Total accrued liabilities	$6,710,438	$5,468,849

6.	Debt
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
On May 8, 2015, we entered into the Sixth Loan Modification Agreement with SVB, under which we executed a new term loan in the principal amount of $6.0 million and used the proceeds principally to repay the previously outstanding indebtedness of API and other transaction related costs. The Term Loan bears interest at a floating rate of prime plus 2% and is to be repaid in 48 monthly installments of $125,000 plus accrued interest. In September 2015 we entered into the Waiver and Seventh Loan Modification Agreement, which provides an additional $1 million of available financing for purchases of equipment through December 31, 2015, provides a waiver of any breach of the minimum liquidity covenant in periods prior to the amendment, and requires us to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal balance of the Term Loan. In addition, the Waiver and Seventh Loan Modification requires us to achieve a minimum Adjusted EBITDA, as defined therein, on a quarterly basis. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of September 30, 2015, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of September 30, 2015, there were no events of default on the Credit Facility.
As of September 30, 2015, we had not drawn any of the additional $1 million of available financing. The balance under the Term Loan at September 30, 2015 and December 31, 2014, was $5.5 million and $0.6 million, respectively. The effective rate of our Term Loan at September 30, 2015 was 5.25%.
The following table presents a summary of debt outstanding as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(unaudited)
Silicon Valley Bank Term Loan	$5,500,000	$625,000
Less: current portion	1,500,000	625,000
Total long-term debt	$4,000,000	$—

The schedule of remaining principal payments under our term loan is as follows:

2015	$375,000
2016	1,500,000
2017	1,500,000
2018	1,500,000
2019	625,000
$5,500,000

7.	Capital Stock and Share-Based Compensation
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
The fair value of each option granted during the nine months ended September 30, 2015 and 2014 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.88%	2.14%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	103%	106%
Executive turnover rates	—%	—%
Non-executive turnover rates	40.0%	33.6%
Expected dividend yield	—%	—%

A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the nine months ended September 30, 2015:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2015	4,289,631	$0.35 - $6.55	$1.93	$512,901	3,111,199	$2.11	$453,032
Granted	35,500	$1.27 - $1.45	$1.43
Issued in exchange for API options	465,681	$1.38 - $9.03	$4.83
Exercised	(230,672)	$0.35 - $1.74	$1.34
Canceled	(573,543)	$0.35 - $9.03	$3.76
Balance, September 30, 2015	3,986,597	$0.61 - $9.03	$2.17	$119,761	3,324,583	$2.49	$118,670

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At September 30, 2015, the outstanding stock options to purchase an aggregate of 4.0 million shares had a weighted-average remaining contractual term of 5.7 years, and the exercisable stock options to purchase an aggregate of 3.3 million shares had a weighted-average remaining contractual term of 5.1 years.
For each of the three months ended September 30, 2015 and 2014 we recognized $0.3 million in share-based compensation expense and for the nine months ended September 30, 2015 and 2014, we recognized $0.8 million and $0.7 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated financial statements. We expect to recognize $0.9 million in share-based compensation expense over the weighted-average remaining service period of 1.1 years for stock options outstanding as of September 30, 2015.

The following table summarizes the unvested value of our restricted stock awards:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance at January 1, 2015	528,000	$1.36	$707,700
Granted	334,000	1.12	374,080
Vested	(132,000)	1.34	(176,925)
Repurchased	—	1.33	—
Forfeitures	(25,876)	1.35	(35,019)
Balance at September 30, 2015	704,124	$1.27	$869,836

The following details our equity transactions during the nine months ended September 30, 2015:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2015	1,321,514	1,322	15,088,199	15,541	22,725	(32,221)	64,147,666
Exercise of stock options	—	—	233,704	233	—	—	82,283
Share-based compensation	—	—	367,260	367	—	—	686,789
Non-cash compensation	—	—	—	—	—	—	204,508
Stock dividends to Carilion Clinic(1)	—	—	—	59	—	—	64,759
Issuance of stock to former API shareholders	—	—	11,872,557	11,872	—	—	15,659,903
Options issued in exchange for API options	—	—	—	—	—	—	187,879
Forfeitures of restricted stock grants	—	—	(25,876)	—	—	—	—
Purchase of treasury stock	—	—	(144,925)	—	144,925	(152,713)	—
Balance at September 30, 2015	1,321,514	1,322	27,390,919	28,072	167,650	(184,934)	81,033,787

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to September 30, 2015. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2015, the Series A Preferred Stock issued to Carilion has accrued $937,152 in dividends. The accrued and unpaid dividends as of September 30, 2015 will be paid by the issuance of 453,286 shares of our common stock upon Carilion’s written request.

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
Through September 30, 2015, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 16, 2015).

The table below presents revenues and operating loss for reportable segments not including discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues:
Technology development	$3,277,442	$3,067,022	$9,881,228	$8,961,909
Products and licensing	9,927,788	2,303,508	18,688,852	6,108,799
Total revenues	$13,205,230	$5,370,530	$28,570,080	$15,070,708
Technology development operating loss	$(476,179)	$(299,980)	$(3,423,863)	$(2,835,120)
Products and licensing operating loss	(246,562)	(420,010)	(2,010,367)	(800,240)
Total operating loss	$(722,741)	$(719,990)	$(5,434,230)	$(3,635,360)
Depreciation, technology development	$110,597	$49,592	$314,451	$160,327
Depreciation, products and licensing	$273,727	$37,247	$499,530	$109,037
Amortization, technology development	$21,026	$38,641	$78,248	$131,615
Amortization, products and licensing	$319,208	$29,022	$656,579	$90,087
The table below presents assets for reportable segments:

	September 30, 2015	December 31, 2014
	(unaudited)
Total segment assets:
Technology development	$13,352,438	$16,503,316
Products and licensing	33,746,176	11,081,132
Total assets	$47,098,614	$27,584,448
Property plant and equipment, and intangible assets, technology development	$5,002,617	$2,122,157
Property plant and equipment, and intangible assets, products and licensing	$13,885,397	$1,574,177
There are no material inter-segment revenues for any period presented.
The U.S. government accounted for 26% and 60% of total consolidated revenues for the three months ended September 30, 2015 and 2014, respectively and 36% and 60% for the nine months ended September 30, 2015 and 2014, respectively.
International revenues (customers outside the United States) accounted for approximately 31% and 16% of total consolidated revenues for the three months ended September 30, 2015 and 2014, respectively and approximately 23% and 16% for the nine months ended September 30, 2015 and 2014, respectively.

9.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
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
In April 2015, we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over the following 18-month period. At September 30, 2015, approximately $1.0 million of this commitment remained.

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
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our fiber optic sensing products, as well as test and measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented 75% and 43% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 65% and 41% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. The change in revenue mix was primarily a result of the merger, inasmuch as the substantial majority of revenues from API's legacy business relates to product sales.
Our Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Technology Development segment comprised 25% and 57% of our total revenues for the three months ended September 30, 2015 and 2014, respectively and 35% and 59% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Our Technology Development segment revenues were $3.3 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively, and $9.9 million and $9.0 million for the nine months ended September 30, 2015 and 2014, respectively. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. Congress and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $17.1 million at September 30, 2015 and $12.8 million at December 31, 2014.
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
In recent years, economic conditions around the world deteriorated, and the outlook for the remainder of 2015 and beyond remains uncertain. This slowing of the economy, both in the United States and globally, reduced the financial capacities of some of our customers and potential customers, thereby slowing spending on the products and services we provide. Furthermore, reductions in government spending may impact the availability of new program awards in the future. For example, the Budget Control Act commits the U.S. government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending, or sequestration. Automatic across-the-board cuts required by sequestration could have a material adverse effect on our technology development revenues and, consequently, our results of operations. While the exact manner in which sequestration will impact our business is unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
Description of Our Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred or upon the achievement of certain milestones built into the contracts. Our Technology Development segment revenues represented 25% and 57% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 35% and 59% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. Technology development revenues declined as a percentage of our total revenues following our merger with API in May 2015, as API's legacy revenues primarily consist of product revenues.
Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties, as well as fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented 75% and 43% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 65% and 41% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or judgments.
Business Combinations
We apply the provisions of ASC 805 in the accounting for acquisitions. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately apply preliminary value to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our Consolidated Statements of Operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include: future expected cash flows from product sales; customer contracts and acquired technologies; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2014, as filed with the SEC on March 16, 2015. There have been no other material changes to the descriptions therein.
Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenues

	Three Months Ended September 30,
	2015	2014	$ Difference	% Difference
Revenues:
Technology development	$3,277,442	$3,067,022	$210,420	7%
Products and licensing	9,927,788	2,303,508	7,624,280	331%
Total revenues	$13,205,230	$5,370,530	$7,834,700	146%
Revenues from our Technology Development segment for the three months ended September 30, 2015 increased $210,420, or 7%, to $3.3 million compared to $3.1 million for the three months ended September 30, 2014. The growth in technology development revenues was driven by the inclusion of technology development revenues from API from the closing of our merger through September 30, 2015 of $0.4 million partially offset by lower contract research revenues within our optical systems group.
Our products and licensing segment includes revenues from sales of test & measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer ("OBR") platforms, in addition to the sale of high speed optical receivers and other optical components and sub-assemblies and Terahertz sensing systems following our merger with API in 2015. Product and licensing revenues increased $7.6 million, or 331% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily driven by the inclusion of $7.4 million of revenue associated with the operations of API. Revenues from sales of products from our legacy operations increased by $0.2 million primarily due to increased sales of OBR products.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2015	2014	$ Difference	% Difference
Cost of revenues:
Technology development	$2,558,987	$2,379,105	$179,882	8%
Products and licensing	5,667,170	908,175	4,758,995	524%
Total cost of revenues	8,226,157	3,287,280	4,938,877	150%
Gross profit	$4,979,073	$2,083,250	$2,895,823	139%
The cost of our Technology Development segment revenues for the three months ended September 30, 2015 increased$0.2 million, or 8%, compared to the three months ended September 30, 2014. Technology development cost of revenues for the quarter ended September 30, 2015 included $0.3 million in costs associated with development activities of API. Cost of revenues of our legacy technology development operations declined $0.1 million, principally within our optical systems group.
The cost of revenues associated with our Products and Licensing segment increased by $4.8 million from $0.9 million for the three months ended September 30, 2014 to $5.7 million for the same period in 2015. Cost of revenues associated with the inclusion of API in the quarter ended September 30, 2015 were $4.7 million, accounting for the increase in product and licensing costs.
Our resulting overall gross margin for the three months ended September 30, 2015 was 38% compared to 39% for the three months ended September 30, 2014. The slight decrease in our gross margin is attributable to the addition of product sales of API, which typically generate a lower gross margin than do our legacy products.

Operating Expense

	Three Months Ended September 30,
	2015	2014	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$4,210,718	$2,329,713	$1,881,005	81%
Research, development and engineering	1,491,096	473,527	1,017,569	215%
Total operating expense	$5,701,814	$2,803,240	$2,898,574	103%
Our selling, general and administrative expense increased $1.9 million, or 81%, to $4.2 million for the three months ended September 30, 2015, compared to $2.3 million for the three months ended September 30, 2014. Costs incurred during the three months ended September 30, 2015 associated with the completion of our merger with API were $0.1 million. Selling, general and administrative expenses for API activities, including the incremental amortization expense associated with the step-up in assets bases as a result of purchase accounting were $1.5 million for the three months ended September 30, 2015.
Research, development and engineering expense increased $1.0 million, or 215%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase is attributable to the research and development expenses of API of $1.0 million for the three months ended September 30, 2015.
Interest Expense

Interest expense for the three months ended September 30, 2015 was $77,417 compared to interest expense of $21,275 during the three months ended September 30, 2014. This increase was driven primarily by a higher outstanding principal on our term loan in 2015. In connection with our merger with API in May 2015, we entered into a new term loan in the original principal amount of $6.0 million. During the three months ended September 30, 2015, our average outstanding balance on our term loan was $5.6 million. During the three months ended September 30, 2014, our average outstanding loan balance was $1.2 million.

Net Loss from Continuing Operations
As a result of our total revenues of $13.2 million offset by cost of revenues of $8.2 million and operating expenses of $5.7 million during the three months ended September 30, 2015, we incurred a loss from continuing operations before income taxes of $0.8 million, compared to a loss from continuing operations before income taxes of $0.7 million for the three months ended September 30, 2014. The loss from continuing operations for the three months ended September 30, 2015 included non-recurring charges of $0.1 million related to the costs of our merger with API. Additionally, our loss from continuing operations was adversely impacted by $0.4 million in incremental depreciation and amortization expense associated with the step-up in bases of the tangible and intangible assets of API recorded in connection with our merger.
Our net loss from continuing operations was $0.8 million for the three months ended September 30, 2015 and after recognition of a $0.3 million income benefit related to our net operating losses, our net loss from continuing operations was $0.5 million for the three months ended September 30, 2014.
Net Loss from Discontinued Operations
For the three months ended September 30, 2014, we recognized a loss from discontinued operations of $0.3 million, which resulted from the intraperiod allocation of income taxes in the third quarter of 2014 in connection with the sale of our medical shape sensing business that occurred during the first quarter of 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenues

	Nine Months Ended September 30,
	2015	2014	$ Difference	% Difference
Revenues:
Technology development	$9,881,228	$8,961,909	$919,319	10%
Products and licensing	18,688,852	6,108,799	12,580,053	206%
Total revenues	$28,570,080	$15,070,708	$13,499,372	90%

Technology development revenues increased $0.9 million, or 10%, for the nine months ended September 30, 2015 to $9.9 million compared to $9.0 million for the nine months ended September 30, 2014. Technology development revenues from API were $0.8 million for the period from the closing of our merger on May 8, 2015 through September 30, 2015. The remaining $0.1 million increase in technology development revenues was experienced in our legacy business, driven primarily by growth within our nanomaterials group.

Product and licensing revenues increased 206%, to $18.7 million for the nine months ended September 30, 2015 compared to $6.1 million for the nine months ended September 30, 2014. Product and licensing revenues associated with the operations of API for the period from the closing of our merger on May 8, 2015 through September 30, 2015 were $11.0 million. Product and licensing revenues associated with our legacy operations increased $1.6 million, or 26%, primarily due to increased sales of our ODiSI and our OBR products.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2015	2014	$ Difference	% Difference
Cost of revenues:
Technology development	$7,218,757	$6,793,061	$425,696	6%
Products and licensing	9,886,557	2,654,305	7,232,252	272%
Total cost of revenues	17,105,314	9,447,366	7,657,948	81%
Gross profit	$11,464,766	$5,623,342	$5,841,424	104%

Costs of technology development revenues increased $0.4 million, or 6%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily driven by $0.5 million of costs incurred with respect to technology development activities within API from the closing of our merger through September 30, 2015.

Costs of product and licensing revenues increased $7.2 million, or 272%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Product and licensing costs related to the operations of API for the period from the closing of our merger through September 30, 2015 were $6.9 million. Product and licensing costs for our legacy operations increased $0.3 million, or 11%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increased costs were driven principally by higher volume of sales of our ODiSI and OBR products. Costs grew at a slower rate than revenues for the corresponding period due to the inclusion of higher non-recurring engineering expenses related to the design and production of our lasers and a reserve for obsolete inventory of $0.1 million in cost of revenues for the nine months ended September 30, 2014.

Gross profit improved to $11.5 million, or 40% of total revenues, for the nine months ended September 30, 2015, compared to $5.6 million, or 37% of total revenues, for the nine months ended September 30, 2014. As revenues from our product and licensing segment typically provide a higher gross margin than do the revenues from our technology development segment, the shift in our mix of revenues to a greater concentration of product and licensing revenues results in an overall gross margin improvement.

Operating Expense

	Nine Months Ended September 30,
	2015	2014	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$13,916,545	$7,551,512	$6,365,033	84%
Research, development and engineering	2,982,451	1,707,190	1,275,261	75%
Total operating expense	$16,898,996	$9,258,702	$7,640,294	83%

Selling, general and administrative expenses were $13.9 million for the nine months ended September 30, 2015 compared to $7.6 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, these costs included $3.6 million of costs associated with completing our merger with API. Selling, general and administrative costs of API, including the additional expenses associated with the amortization of the step-up in bases of the acquired assets of API, were $2.6 million for the period from the completion of the merger through September 30, 2015.

Research, development and engineering expense for the nine months ended September 30, 2015 increased $1.3 million compared to the nine months ended September 30, 2014. Research, development, and engineering expense associated with the operations of API were $1.4 million for the period from the closing of our merger through September 30, 2015.

Interest Expense

Interest expense for the nine months ended September 30, 2015 was $136,520 compared to interest expense of $80,942 for the nine months ended September 30, 2014. In connection with our merger with API in May 2015, we entered into a new term loan in the original principal amount of $6.0 million. During the first nine months of 2014, our average outstanding loan balance was $1.5 million, and with the new loan executed in May of 2015, our average loan balance for the first nine months of 2015 was $3.4 million.

Net Loss from Continuing Operations
We incurred a loss from continuing operations before income taxes of $5.6 million for the nine months ended September 30, 2015, compared to a loss from continuing operations before income taxes of $3.6 million for the nine months ended September 30, 2014. The loss from continuing operations for the nine months ended September 30, 2015 included non-recurring charges of $3.6 million related to the costs of our merger with API. Additionally, our loss from continuing operations was adversely impacted by the effect of $0.8 million in incremental depreciation and amortization expense associated with the step-up in bases of the tangible and intangible assets of API recorded in connection with our merger.
Our net loss from continuing operations was $5.6 million for the nine months ended September 30, 2015 and after recognition of a $1.4 million income tax benefit related to our net operating losses, our net loss from continuing operations was $2.2 million for the nine months ended September 30, 2014.
Net Income from Discontinued Operations
For the nine months ended September 30, 2014, we recognized net income from discontinued operations of $9.1 million resulting from the sale of our medical shape sensing business that occurred during the first quarter of 2014.

Liquidity and Capital Resources
At September 30, 2015, our total cash and cash equivalents were $7.1 million.
In connection with the completion of our merger with API, we entered into a term debt arrangement with Silicon Valley Bank ("SVB") in the original principal amount of $6.0 million to refinance the previously outstanding debt of API and the remaining borrowings on our prior term loan with SVB. In September 2015, we entered into an amendment to the term loan to provide, among other things, an additional $1 million of borrowing capacity for purposes of financing equipment purchases. The new term loan, as amended, is secured by substantially all of our assets, amortizes over 48 monthly installments and bears interest at SVB’s prime rate plus 2%, currently 5.25%.
We believe that our cash balance as of September 30, 2015 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Nine Months Ended September 30,
	2015	2014	$ Difference
Net cash used in operating activities	$(6,312,516)	$(2,889,575)	$(3,422,941)
Net cash (used in)/provided by investing activities	(250,236)	10,530,053	(10,780,289)
Net cash used in financing activities	(464,181)	(988,863)	524,682
Net change in cash and cash equivalents	$(7,026,933)	$6,651,615	$(13,678,548)
During the first nine months of 2015, operations used $6.3 million of cash, as compared to the same period in 2014 in which operations used $2.9 million of cash. During the first nine months of 2015, our net loss of $5.6 million was primarily the result of expenses recorded in relation to the merger with API of $3.5 million, charges for depreciation and amortization of $1.5 million and share-based compensation of $0.8 million. Additionally, changes in working capital resulted in a net cash outflow of $3.1 million, principally driven by an increase in inventory purchases of $1.4 million in anticipation of future product revenue growth, a reduction in accounts payable and accrued liabilities of $0.9 million, an increase in other assets of $0.4 million, and an increase of $0.3 million in accounts receivable due to the timing differences between recognizing a sale and collecting the cash payment for the sale.
During the first nine months of 2014, our net income of $6.9 million was primarily the result of the after-tax gain on the sale of our medical shape sensing business of $9.1 million and a tax benefit of $1.4 million. Without the effect of that gain and tax benefit, our pre-tax loss from continuing operations was $2.9 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.5 million and share-based compensation of $0.7 million, both of which are non-cash items that do not impact cash flow for the period. Additionally, changes in working capital resulted in a net cash outflow of $0.5 million.
Our cash flows from investing activities are composed of purchases of equipment and capitalized costs associated with the prosecution of patents. In the first nine months of 2014, cash flows provided by investing activities also included the net cash proceeds from the sale of our medical shape sensing business. In the first nine months of 2015, cash flows used in investing activities also included $0.4 million of cash on hand at API at the time of our merger.
Net cash used in financing activities during the nine months ended September 30, 2015 included the repayment of the long term debt we assumed in connection with our merger with API, the refinancing of that debt with a new $6.0 million term loan, the scheduled repayments of principal for our debt and lease obligations, and cash we received from the exercise of employee stock options. In the aggregate, these activities resulted in net cash outflows of $0.5 million for the first nine months of 2015. Net cash used in financing activities during the nine months ended September 30, 2014 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $1.2 million, which were partially offset by our receipt of $0.2 million upon exercise of stock options and warrants during the period.
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
We are exposed to interest rate fluctuations as a result of our term loan with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $5.5 million outstanding under the term loan as of September 30, 2015, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $55,000.
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
Foreign Currency Exchange Rate Risk
As of September 30, 2015, all payments made under our research contracts have been denominated in U. S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
During the quarter ended September 30, 2015, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company's legal proceedings, please refer to the Company's 2014 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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
In addition, U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers the inclusion of certain claimed costs deemed to be expressly unallowable, or improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, our reputation could suffer serious harm if allegations of impropriety were made against us. In June 2015, we received a determination from the DCMA of expressly unallowable costs included in our claimed costs for the 2007 contract year. As a result of that determination, DCMA assessed us penalties, interest and over billings of $1.1 million. We have appealed that assessment, and our appeal is currently pending. Depending on the outcome of this appeal, we could be required to make payments that have a material adverse effect on our financial position.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the year ended December 31, 2014, 47% of our total revenues were generated under the SBIR program, compared to 26% in for the nine months ended September 30, 2015.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2015, we had approximately 250 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology development revenues, which consist primarily of government-funded research, accounted for 35% and 59% of our consolidated total revenues for the nine months ended September 30, 2015 and 2014, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
We realized a net loss from continuing operations of $5.6 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
Pursuant to an Investor Rights Agreement, we filed a Form S-3 registration statement in 2014 registering the potential resale of an aggregate of up to approximately 6.3 million shares of our common stock by our then two largest stockholders, Carilion Clinic ("Carilion") and Dr. Kent Murphy. This registration statement has been declared effective by the SEC, and Dr.

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
Furthermore, the common stock we issued in the merger has been registered with the SEC on a Form S-4 registration statement. As a result, those shares are immediately available for resale in the public market. Former API common stockholders, collectively, received a number of Luna shares equal to 44% of the number of outstanding shares of our common stock prior to the merger. Former API stockholders may sell the stock they received in the merger in the public markets. If this occurs, or if there is a perception in the market that such sales may occur, the market price of our common stock may decline.
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
Our common stock is listed on The NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. Although we currently comply with the minimum bid requirement, in the recent past, our minimum bid price has fallen below $1.00 per share, and it could again do so in the future. If our bid price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.
In the event that our common stock is not eligible for continued listing on NASDAQ or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.
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
The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $5.00 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

•
sales of our common stock by our significant stockholders, or the perception that such sales may occur, including sales pursuant to the Form S-3 registration statement or sales of shares issued in the merger with API, as described above;

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
We evaluate our existing internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. In connection with our recent merger with API, we have assumed API's legacy accounting and information systems. Although we are developing plans to integrate the legacy API systems with our own systems, until we do so, we may be at increased risk of internal control deficiencies. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2015
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2015, the Series A Preferred Stock issued to Carilion has accrued $937,152 in dividends. The accrued dividend as of September 30, 2015 will be paid by the issuance of 453,286 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
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

Luna Innovations Incorporated
Date:	November 13, 2015	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)*
Waiver and Seventh Loan Modification Agreement between the Registrant, Luna Technologies, Inc., Advanced Photonix, Inc. and Picometrix, LLC and Silicon Valley Bank, dated as of September 20, 2015 (Exhibit 10.1).

10.2	Fifth Amendment to Commercial Lease by and between Canvasback Real Estate and Investments, LLC and the Registrant, dated as of August 5, 2015 (Exhibit 10.2).

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and September 30, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2015 and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)
Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, Commission File No. 000-52008, filed on October 5, 2015 (reporting under Item 1.01). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K

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