Form 10-K
period 2015-12-31
LUNA INNOVATIONS INC
filed 2016-03-29
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NUMBER 000-52008
LUNA INNOVATIONS INCORPORATED
(Exact name of Registrant as Specified in its Charter)

Delaware	54-1560050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
301 1st St SW, Suite 200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, based upon the closing price of Common Stock on such date as reported by the NASDAQ Capital Market, was approximately $28.3 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 24, 2016 there were 27,644,832 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2016 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2015, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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
You should not place undue reliance on these forward-looking statements, which apply only as of the filing date of this Annual Report on Form 10-K. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.    BUSINESS
Company Overview and Business Model

Luna Innovations Incorporated ("we" or the "Company") develops, manufactures and markets fiber optic sensing and test & measurement products focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications, and defense industries. As a result of our merger with Advanced Photonix, Inc. ("API"), as described below, we also package optoelectronic semiconductors into high-speed optical receivers ("HSOR" products), custom optoelectronic subsystems ("Optoelectronics" products), and Terahertz ("THz") instrumentation. Our HSOR transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data. Our Optoelectronics products are sold to scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, and temperature sensing. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. Our business model is designed to accelerate the process of bringing new and innovative products to market. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
Our corporate growth strategy is focused principally in two areas: expanding our HSOR products and sales for the growing fiber-to-the-premise market and the data center communications market; and becoming the leading provider of fiber optic strain & temperature sensing solutions and standard test methods for composite, as well as non-composite materials, structures and systems.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our suite of products including our HSOR, Optoelectronics, and THz products, as well as our fiber optic sensing and test & measurement products. The Products and Licensing segment also includes revenues from licenses of our technologies to third parties and the funded development of potential new products for both corporate and government customers. Our Products and Licensing segment revenues represented approximately 69% and 43% of our total revenues for the years ended December 31, 2015 and 2014, respectively.
Historically our Products and Licensing segment included the funded development of our fiber optic shape sensing technology for minimally invasive medical applications. On January 21, 2014, we sold the assets associated with our fiber optic shape sensing technology in the medical field to affiliates of Intuitive Surgical, Inc. (as referring either to these affiliates in such capacity as buyers or to Intuitive Surgical, Inc., "Intuitive"), as described more fully below. As part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. We are continuing to develop and commercialize our fiber optic technology for strain & temperature sensing applications for the aerospace, automotive, and energy industries.
Our Technology Development segment performs applied research principally in the areas of sensing & instrumentation, advanced materials, and health sciences. Our Technology Development segment comprised approximately 31% and 57% of our total revenues for the years ended December 31, 2015 and 2014, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration ("SBA"). Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and although we expect our Product and Licensing segment to grow at a faster rate, we expect that our Technology Development segment will continue to represent a significant portion of our total revenues for the foreseeable future.
Our SBIR research is focused on technological areas with commercial potential and we strive to commercialize any resulting scientific advancements. For the year ended December 31, 2015, approximately 26% of our total revenues were generated under the SBIR program, compared to 47% for the year ended December 31, 2014.
For the years ended December 31, 2015 and 2014, 34% and 54%, respectively, of our revenues were derived from the U.S. government.
Merger with Advanced Photonix, Inc.

On May 8, 2015, we completed a merger with API, pursuant to the Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of January 30, 2015, by and among Luna, API and API Merger Sub, Inc., our wholly owned subsidiary ("API Merger Sub"). In accordance with the terms of the Merger Agreement, upon the completion of the merger, API Merger Sub merged with and into API, with API surviving as our wholly-owned subsidiary. In the merger, former API stockholders received 0.31782 shares of our common stock for each share of API common stock they owned at the effective time of the merger.
API was a leading test & measurement company that packages optoelectronic semiconductors into high-speed optical receivers, custom optoelectronic sub systems and Terahertz instrumentation, serving the test & measurement, telecommunications, military/aerospace and medical markets. The company has manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan, both of which have remained in operation following the merger.
Our results of operations for the year ended December 31, 2015, include the results associated with the operations of API from the closing of our merger on May 8, 2015 through December 31, 2015.
Products and Licensing
In our Products and Licensing segment we have been successful in developing and marketing fiber optic test & measurement products which provide solutions primarily for the telecommunications industry. In 2011, we introduced our ODiSI platform of products for distributed sensing of strain and temperature. Our key initiative for long term growth is to become a leading provider of fiber optic strain and temperature sensing systems and standard test methods based upon this product platform. Our primary product lines in this segment are described in more detail below.
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
Our OBR is a highly sensitive diagnostic device which has application in the telecommunications industry and the flexibility to provide measurements in various other non-telecom applications. Our OBR allows data and telecommunications companies and the service providers who maintain their own fiber optic networks to reduce test time and improve product quality. Our OBR provides the ability to inspect fiber networks with higher resolution and better sensitivity than is possible with other existing test products. Its user-friendly graphical user interface also makes the OBR product suitable for both research and manufacturing applications. The OBR gives end users a very high resolution view that is similar to an “X-Ray” into the inner workings of a fiber optic network. The OBR also has a feature that allows users to turn standard optical fiber into multiple sensors that could be used in a variety of temperature measurement and monitoring applications including power generation, civil structure monitoring, industrial process control; component-level heating in optical amplifiers, strain and load distribution measurements of aircraft harnesses and temperature monitoring inside telecommunications cabinets and enclosures.
ODiSI Sensing Solution; Optical Distributed Sensor Interrogator
Our ODiSI products provide fully distributed strain and temperature measurements and deliver an extraordinary amount of data by using an optical fiber as a continuous sensor for up to 50 meters in length. Compared to traditional sensing methods, such as electrical strain gages, this technology provides greater insight into the performance, tolerances and failure mechanisms of composite structures and vehicles. We believe the technology can provide exceptional value to the aerospace and automotive industries as they transition from steel and aluminum to composite structures.
We have significant expertise in distributed sensing systems, such as ODiSI, which are products composed of multiple sensors whose inputs are integrated through a fiber optic network and software. These products use fiber optic sensing technology with an innovative monitoring system that allows several thousand sensors to be networked along a single optical fiber.
Tunable Lasers
We have acquired the rights to manufacture a line of swept tunable lasers to allow us to compete more effectively in our existing fiber optic test & measurement as well as sensing markets. This technology is being integrated into current and new products to help us provide our customers with faster, more flexible and cost-effective test & measurement products. The laser has desirable properties in the quality of the laser light produced, the speed at which it can operate, the small size of the package, and the environmental conditions in which it can operate. We believe that these traits make it possible for us to move our fiber optic sensing capabilities out of the laboratory, and into more demanding environments such as aircraft structural health monitoring, automotive manufacturing, green energy, and industrial applications.
High Speed Optical Receivers
Our HSOR transmission products are deployed in the internet communications equipment infrastructure to enable the high-speed bandwidth necessary to support video and data for television, computers, tablets or smart phones anytime and anywhere. Our communication test & measurement products are used to develop, manufacture and test optical communication components and equipment used in the telecom/datacom infrastructure.
Optoelectronic Solutions
Our Optoelectronics products are sold to a number of scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, temperature sensing, particle detection, color sensing, infrared detection, and many other applications that can only be done through optical sensing.

Terahertz Sensing
Our THz systems are used to measure and verify physical properties on-line and in real-time to reduce raw materials and rework costs in manufacturing processes as well as to conduct quality control monitoring. THz is a region of the electromagnetic spectrum that lies between microwave and infrared waves and is in the early stages of adoption. While microwaves and infrared waves have been explored and commercialized for decades, THz waves are in the early stages of being explored and commercialized due to the fact that they have historically been very difficult to generate and detect. Advances in femtosecond lasers and ultra-fast semiconductor and electro-optic devices combined with fiber-optic packaging technologies have enabled the development of practical THz instrumentation for the research market with increasing adoption in the industrial, military and aerospace markets. THz can be used to "look" through and beneath materials with high two-dimensional and three-dimensional spatial resolution. It can also uniquely identify the chemical composition of many hidden or subsurface objects using non-ionizing radiation, which is not harmful to humans at the power levels commonly used today. We market our THz based products as our T-Ray product platform through value added resellers.
Sales and Marketing
We primarily market our fiber optic test & measurement products to telecommunications companies, defense agencies, government system integrators, researchers, original equipment manufacturers, distributors, testing labs and strategic partners worldwide. We have a regional sales force that markets and sells our products through manufacturer representative organizations to customers in North America and through partner and distribution channels for other sales around the world. We have a dedicated sales force for direct marketing of our distributed sensing products, with an initial focus on customers in the automotive, aerospace, and energy industries.
We market our HSOR, Optoelectronic, and THz products primarily as components or sub-assemblies to OEMs through a mix of technical sales engineers, value added resellers, and independent sales representatives. We market these products and capabilities through industry specific channels, including the internet, industry trade shows, and in print through trade journals.
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
Although we conduct our applied research on a fee-for-service basis for third parties, we seek to retain full or partial rights to the technologies and patents developed under those contracts and to continuously enlarge and strengthen our intellectual property portfolio. New technology that we develop may complement existing technologies and enable us to develop applications and products that were not previously possible. In addition, the technologies we develop may also be applicable to commercial markets beyond the scope of the applications originally contemplated in the contract research stage, and we endeavor to capture the value of those opportunities. Funded research and development within this business segment was $13.6 million and $12.2 million for the years ended December 31, 2015 and 2014, respectively.
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

Intellectual Property
We seek patent protection on inventions that we consider important to the operations of our business. We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We control access to our proprietary technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties.
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
Currently, we own or license approximately 284 U.S. and international patents and approximately 137 U.S. and international patent applications, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. Our issued patents generally have terms that are scheduled to expire between 2015 and 2030. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

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

Shape Sensing Patents

As a part of our sale of assets associated with our fiber optic shape sensing technology in the medical field to Intuitive, we transferred our related patents to Intuitive. Also as a part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. Two U.S. patents that we now license back from Intuitive cover the use of optical frequency domain reflectometry and multiple, closely spaced Bragg gratings for shape sensing, and the use of the inherent scatter as a strain sensor for shape sensing. These two patents expire in July 2025. We also have a license back from Intuitive for a patent application that covers certain refinements to the measurements covered in the first two patents, which are necessary in order to achieve the necessary accuracies for medical and other applications. This patent application was filed in the United States, the European Patent Office, China, India, Russia, Brazil, Japan and Indonesia. These patents and patent applications can support other nonmedical applications of our fiber optic shape sensing technology.
Corporate History
We were incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We completed our initial public offering in June 2006. In May 2015, we merged with API. Our executive offices are located at 301 1st St SW, Suite 200, Roanoke, Virginia 24011 and our main telephone number is (540) 769-8400.

Material Agreements
Sale of Assets to Intuitive Surgical
On January 17, 2014, we entered into an Asset Purchase Agreement with Intuitive (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, effective as of 12:01 a.m. on January 21, 2014, we closed on the sale to Intuitive of substantially all of our assets related to our medical shape sensing business, including all of the patents and patent applications used or useful for our fiber optical shape sensing and localization technology, for $12 million, plus up to $8 million upon the accomplishment by Intuitive of certain technical specifications (the “Technical Specifications Payment”) and up to $10 million in potential future royalties (altogether, the “Transaction”). We had been engaged since 2007 in a development project for Intuitive developing a fiber optic-based shape sensing and position tracking system to be integrated into Intuitive’s products. Also as a part of the Transaction, Intuitive has hired certain of our employees, many of whom were historically engaged in this development project. In December 2015, we and Intuitive agreed to settle all remaining obligations related to the Technical Specifications Payment and royalties for a lump sum payment of $9 million, which we received in December 2015.

The Asset Purchase Agreement contains representations and warranties, covenants and indemnification provisions common to transactions of this nature, except that our indemnification obligations are only limited in time until no further payments are due from Intuitive. Any disputes between the parties will be handled by mediation and arbitration in Chicago, Illinois. All of the transfers of technology contemplated in the Transaction have been made subject to our existing licenses and related obligations to Hansen Medical Inc. ("Hansen") and Philips Medical Systems.

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
Coherent
In December 2006, we entered into an asset transfer and license agreement with Coherent. Under the agreement, we acquired the rights to manufacture Coherent’s “Iolon” brand of swept tunable lasers as well as certain manufacturing equipment and inventory previously used by Coherent to manufacture the lasers. We continue to enhance, produce, and market these lasers under our “Phoenix” brand. Under this agreement, Coherent granted non-exclusive licenses to us for certain U.S. patents and other intellectual property rights owned or controlled by Coherent for making, having made, using, importing, selling and offering for sale the lasers. The term of this agreement is 10 years, but the patent licenses become fully paid and perpetual if we fulfill our royalty obligations during this 10-year period and the license to the other intellectual property rights is perpetual. These U.S. patents expire between 2020 and 2025. As consideration, we agreed to pay Coherent a total of $1.3 million over a period of two years and royalty payments on net sales of products sold by us that incorporate the lasers or that are manufactured using the intellectual property covered by the licenses. We paid Coherent royalty fees of approximately $70,000 and $68,000 for 2015 and 2014, respectively. We also agreed to sell Coherent a limited number of lasers each year. The agreement is terminable by either party for cause after notice and an opportunity to cure.
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
In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2015, we, including all of our divisions, had 243 full- and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated” or have the power to control us. In determining whether firms are affiliated, the SBA evaluates factors such as stock ownership and common management, but it ultimately may make its determination based on the totality of the circumstances. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. If we grow larger, and if our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found below in “Risk Factors.”
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
Employees
As of December 31, 2015, we had approximately 243 total employees, including approximately 122 in research, development and engineering positions, approximately 77 in operations, approximately 12 in sales and marketing, and approximately 32 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
Backlog
We have historically had a backlog of contracts, primarily within our Technology Development segment, for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our backlog was $16.7 million and $12.8 million at December 31, 2015 and 2014, respectively.
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Unfunded backlog was $3.3 million and $2.7 million as of December 31, 2015 and 2014, respectively. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.
Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue within our products and licensing segment was $10.7 million and $0.6 million at December 31, 2015 and 2014, respectively. This increase in backlog resulted from the merger with API. Backlog associated with the operations of API increased $3.7 million at December 31, 2015 compared to the backlog of API as a standalone company as of December 31, 2014.
Research, Development and Engineering
We incur research, development and engineering expenses that are not related to our contract performance. These expenses were $4.3 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively. In addition, during these years, we spent $10.4 million and $9.4 million, respectively, on customer-sponsored research activities, which amounts are reimbursed as part of our performance of customer contracts.
Operating Segments and Geographic Areas
For information with respect to our operating segments and geographic markets, see Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

RISKS RELATING TO OUR BUSINESS GENERALLY
Our technology is subject to a license from Intuitive, which is revocable in certain circumstances. Without this license, we cannot continue to market, manufacture or sell certain of our fiber-optic products.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the year ended December 31, 2015, 26% of our total revenues were generated under the SBIR program, compared to 47% in for the year ended December 31, 2014.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2015, we had approximately 243 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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

Technology development revenues, which consist primarily of government-funded research, accounted for 31% and 57% of our consolidated total revenues for the years ended December 31, 2015 and 2014, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
Most of our customers do not purchase our HSOR and Optoelectronics products prior to qualification of the products and satisfactory completion of factory audits and vendor evaluation. Our existing products, as well as each new product, must pass through varying levels of qualification with our customers. In addition, because of the rapid technological changes in some markets, a customer may cancel or modify a design project before we begin large-scale manufacturing and receiving revenues from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized custom design projects. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects. Any such delay, cancellation or modification could have a negative effect on our results of operations.
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
We realized a net loss from continuing operations of $6.0 million and $3.4 million for the years ended December 31, 2015 and 2014, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.

Our ability to generate additional revenues and to become profitable will depend on our ability to execute our key growth initiative regarding the development, marketing and sale of HSOR and sensing products, develop and commercialize innovative technologies, expand our contract research capabilities and sell the products that result from those development initiatives. We are unable to predict when or if we will be able to achieve profitability. If our revenues do not increase, or if our expenses increase at a greater rate than our revenues, we will continue to experience losses. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
We have a term loan with Silicon Valley Bank ("SVB"), which requires us to observe certain financial and operational covenants, including maintenance of a specified minimum liquidity ratio, achievement of specified adjusted EBITDA targets, maintenance of a specified minimum cash balance, protection and registration of intellectual property rights, and certain customary negative covenants, as well as other customary events of default. If any event of default occurs SVB may declare due immediately all borrowings under our term loan and foreclose on the collateral. Furthermore, an event of default would result in an increase in the interest rate on any amounts outstanding.
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
Success of the combined company will depend on its ability to develop and introduce new products that customers choose to buy. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. If the combined company fails to introduce new product designs or technologies in a timely manner or if customers do not successfully introduce new systems or products incorporating products of the combined company, the business, financial condition and results of operations of the combined company could be materially harmed.
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
Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the quality systems regulations. We are also required to comply with International Organization for Standardization ("ISO"), quality system standards in order to produce certain of our products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. Obtaining and maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards in future inspections and audits by regulatory authorities. In addition, if we cannot maintain or establish manufacturing facilities or operations that comply with such standards or do not meet the expectations of our customers, we may not be able to realize certain economic opportunities in our current or future supply arrangements.
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
If our internal control over financial reporting is found not to be effective or if we make disclosure of existing or potential material weaknesses in those controls, investors could lose confidence in our financial reports, and our stock price may be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
We lease approximately 4,400 square feet of office space in Roanoke, Virginia, which serves as our corporate headquarters and is used for general and administrative functions. This lease expires March 31, 2020.
We lease approximately 42,000 square feet of space in Blacksburg, Virginia, near Virginia Tech, which is used by both our Technology Development segment and our Products and Licensing segment. This lease expires December 31, 2024.
We lease approximately 50,000 square feet of space in Ann Arbor, Michigan, for research, development, and manufacturing of our HSOR and THz product platforms. This lease expires May 31, 2021.
We lease approximately 29,000 square feet of space in Camarillo, California, for development and manufacturing of our custom optoelectronic solutions operations. This lease expires March 31, 2019.
We lease approximately 16,000 square feet of space in Charlottesville, Virginia, near the University of Virginia, for use by certain groups in our Technology Development segment. This lease expires December 31, 2020.
We lease approximately 4,000 square feet of space in Montreal, Canada for research and development of optoelectronic solutions. This lease expires in April 2016. We expect to renew this lease through April 2017.
We own a 24,000 square foot facility in Danville, Virginia. Our Technology Development segment primarily uses this facility for nanomaterials research and development and manufacturing.
We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

After our announcement of the merger with API, three separate putative class action complaints were filed on behalf of API stockholders against us and members of the API board of directors, API, and API Merger Sub. Two actions (captioned Clark v. Advanced Photonix, Inc., Case No. 15-169-CB and Panzer v. Advanced Photonix, Inc., Case No. 15-214-CB) were filed in the Circuit Court for the County of Washtenaw of the State of Michigan (the "Court") and one action (captioned Henderson v. Advanced Photonix, Inc., C.A. No. 10715) was filed in the Court of Chancery for the State of Delaware (collectively, the "Stockholder Litigation"). In general, the plaintiffs in the Stockholder Litigation alleged that API's directors breached their fiduciary duties to API's stockholders by, among other things, agreeing to sell API to Luna at an inadequate price, implementing an unfair process, agreeing to certain provisions of the Merger Agreement that purportedly favored Luna and deterred alternative bids, and/or omitting material information from the Registration Statement on Form S-4 that we filed with the SEC in connection with the merger. The complaints also generally alleged that API and Luna aided and abetted the API directors' breaches of fiduciary duties. The complaints sought, among other things, an injunction against consummation of the merger and an award of costs and expenses, including a reasonable allowance for attorneys' and experts' fees. In March 2015, the parties agreed in principle to settle the Stockholder Litigation by entering into a memorandum of understanding (the "MOU"). Under the terms of the MOU, API agreed to provide additional disclosures to its stockholders, which were included in an amendment to our Registration Statement on Form S-4. In October 2015, plaintiff in the Henderson action dismissed his case with prejudice, and the Court consolidated the Clark and Panzer actions (the "Consolidated Action"). In November 2015, the parties signed a Stipulation of Settlement and submitted it to the Court for approval. On March 17, 2016, the Court issued a final order and judgment approving the settlement as set forth in the Stipulation and dismissing the Consolidated Action (the "Judgment"). The Judgment provides, among other things, a full release of all claims against the defendants related to the merger and an award of $250,000 in fees to plaintiffs' counsel.
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

	2015		2014
Fiscal Period	High	Low	High	Low
First Quarter	$1.85	$1.27	$3.36	$1.28
Second Quarter	$1.47	$0.96	$1.68	$1.30
Third Quarter	$1.30	$0.88	$2.70	$1.20
Fourth Quarter	$1.23	$0.88	$1.56	$1.22
We have a single class of common stock outstanding. As of March 24, 2016 there were approximately 103 stockholders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the NASDAQ Capital Market, as compared to the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price on January 1, 2011, and an equivalent amount in the NASDAQ Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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

ITEM 6.    SELECTED FINANCIAL DATA
The consolidated statement of operations data for each of the two years in the period ended December 31, 2015 and the consolidated balance sheet data as of December 31, 2015 and December 31, 2014 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements that do not appear in this report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements, and the historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended December 31,
In thousands, except share and per share data	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Revenues:
Technology development revenues	$13,599	$12,206	$11,422	$15,127	$15,586
Products and Licensing revenues	30,421	9,054	6,912	8,339	13,196
Total revenues	44,020	21,260	18,334	23,466	28,782
Cost of revenues:
Technology development costs	10,379	9,376	8,882	$10,749	11,483
Products and Licensing costs	17,141	4,047	3,403	3,825	6,590
Total cost of revenues	27,520	13,423	12,285	14,574	18,073
Gross profit	16,501	7,837	6,049	8,892	10,709
Operating expense	22,750	12,342	14,084	13,022	13,557
Operating loss	(6,250)	(4,505)	(8,035)	(4,130)	(2,848)
Other (expense)/income, net	(10)	111	347	108	228
Interest expense, net	(220)	(96)	(208)	(312)	(388)
Loss from continuing operations before income tax	(6,480)	(4,490)	(7,896)	(4,334)	(3,008)
Income tax benefit	(471)	(1,137)	(2,387)	(1,107)	(479)
Loss from continuing operations	(6,009)	(3,353)	(5,508)	(3,227)	(2,529)
Income from discontinued operations, net of income taxes	8,326	9,347	4,705	1,843	1,137
Net income/(loss)	2,317	5,995	(803)	(1,384)	(1,392)
Preferred stock dividend	86	112	102	120	127
Net income/(loss) attributable to common stockholders	$2,231	$5,883	$(905)	(1,504)	$(1,519)
Net loss per share from continuing operations:
Basic and Diluted	$(0.26)	$(0.23)	$(0.38)	(0.23)	$(0.19)
Net income per share from discontinued operations:
Basic and Diluted	$0.36	$0.63	$0.33	$0.13	$0.08
Net income/(loss) per share attributable to common stockholders:
Basic and Diluted	$0.10	$0.40	$(0.06)	$(0.11)	$(0.11)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	23,026,494	14,880,697	14,336,135	13,930,267	13,647,555

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,464	$14,117	$7,779	$6,340	$8,939
Working capital	23,417	15,413	10,106	10,509	10,928
Total assets	58,132	27,584	19,704	20,458	22,919
Total current liabilities	15,334	8,473	7,206	9,186	8,407
Total debt	6,125	625	2,125	3,625	5,250

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
Merger with Advanced Photonix, Inc.

On May 8, 2015, we completed a merger with Advanced Photonix, Inc. ("API"), pursuant to the Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of January 30, 2015, by and among Luna, API and API Merger Sub, Inc., our wholly owned subsidiary ("API Merger Sub"). In accordance with the terms of the Merger Agreement, upon the completion of the merger, API Merger Sub merged with and into API, with API surviving as our wholly-owned subsidiary. In the merger, former API stockholders received 0.31782 shares of our common stock for each share of API common stock they owned at the effective time of the merger. The merger is being accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations ("ASC 805") with Luna treated as the accounting acquirer.
Business Overview
We develop, manufacture and market fiber optic sensing and test & measurement products focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications, and defense industries. As a result of our merger with API, we also package optoelectronic semiconductors into high-speed optical receivers ("HSOR" products), custom optoelectronic subsystems ("Optoelectronics" products), and Terahertz ("THz") instrumentation. Our HSOR transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data. Our Optoelectronics products are sold to scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, and temperature sensing. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. Our business model is designed to accelerate the process of bringing new and innovative products to market. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
Our corporate growth strategy is focused principally in two areas: expanding our HSOR products and sales for the growing fiber-to-the-premise market and the data center communications market; and becoming the leading provider of fiber optic strain & temperature sensing solutions and standard test methods for composite, as well as non-composite materials, structures and systems.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets our suite of products including our HSOR, Optoelectronics, and THz products, as well as our fiber optic sensing and test & measurement products. The Products and Licensing segment also includes revenues from licenses of our technologies to third parties and the funded development of potential new products for both corporate and government customers. Our Products and Licensing segment revenues represented approximately 69% and 43% of our total revenues for the years ended December 31, 2015 and 2014, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing & instrumentation, advanced materials, and health sciences. Our Technology Development segment comprised approximately 31% and 57% of our total revenues for the years ended December 31, 2015 and 2014, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration ("SBA"). Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $16.7 million and $12.8 million at December 31, 2015 and 2014, respectively.
Revenues from product sales are mostly derived from the sales of our HSOR, Optoelectronics, sensing and test & measurement products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales to continue to be primarily in areas associated with our HSOR, Optoelectronics, fiber optic test & measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.
We realized net income attributable to common stockholders of approximately $2.2 million and $5.9 million for the years ended December 31, 2015 and 2014, respectively. Excluding the effects of our medical shape sensing business, which we sold in 2014, we incurred net losses from continuing operations of approximately $6.0 million and $3.4 million for the years ended December 31, 2015 and 2014, respectively.
We may incur increasing expenses as we seek to expand our business, including expenses for research and development, sales and marketing and manufacturing capabilities. We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses for the foreseeable future, and these losses could be substantial.
Reductions in government spending may impact the availability of new program awards in 2016. For example, the Budget Control Act commits the U.S. government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending, or sequestration. Automatic across-the-board cuts required by sequestration could have a material adverse effect on our technology development revenues and, consequently, our results of operations. While the exact manner in which sequestration will impact our business is unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
Sale of Medical Shape Sensing Business in 2014
In January 2014, we sold our assets associated with the development of fiber optic shape sensing and localization for the medical field to affiliates of Intuitive Surgical, Inc. ("Intuitive") for total cash consideration of up to $30 million, including $6 million received at closing, $6 million received in April 2014 and up to $18 million in the future based on the achievement of certain technical milestones and royalties on system sales, if any. In December 2015, although the specified technical milestones had not yet been achieved, we and Intuitive agreed to settle all remaining potential amounts payable under the agreement for a single payment of $9 million, which we received in December 2015.

Description of Our Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive technology development revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. Our technology development revenues represented approximately 31% and 57% of our total revenues for the years ended December 31, 2015 and 2014, respectively.
Our products and licensing revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property. Products and licensing revenues represented approximately 69% and 43% of our total revenues for the years ended December 31, 2015 and 2014, respectively.
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
Interest Expense, net
In February 2010, we entered into a line of credit facility with Silicon Valley Bank ("SVB") with a borrowing capacity of $5.0 million. In May 2011, we entered into a loan modification agreement with SVB under which we repaid the outstanding balance under the prior line of credit and obtained a term loan in the amount of $6.0 million, along with a new $1.0 million line of credit. In May 2012, we entered into another loan modification agreement with SVB under which we extended the maturity date of the line of credit to May 2014 and adjusted certain covenants. On May 8, 2015, we entered into a loan modification agreement with SVB to borrow an additional $6 million, which we primarily used to repay the previously outstanding loans of API that existed at the time of our merger. On September 29, 2015, we entered into another loan modification with SVB under which we borrowed an additional $1 million to finance planned capital expenditures. At December 31, 2015, we had $6.1 million outstanding on the term loan. We did not renew the line of credit in 2015.
During the years ended December 31, 2015 and 2014, interest expense primarily included interest accrued on our outstanding bank credit facilities, and interest incurred with respect to our capital lease obligations.
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
The underlying bases for estimating our contract research revenues are measurable expenses, such as labor, subcontractor costs and materials, and data that are updated on a regular basis for purposes of preparing our cost estimates. Our research contracts generally have a period of performance of six months to three years, and our estimates of contract costs have historically been consistent with actual results. Revisions in these estimates between accounting periods to reflect changing facts and circumstances have not had a material impact on our operating results, and we do not expect future changes in these estimates to be material.
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
Due to differences between federal and state tax law, and accounting principles generally accepted in the United States of America ("GAAP") certain items are included in the tax return at different times than when those items are reflected in the consolidated financial statements. Therefore, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible in our tax return. Some differences, such as depreciation expense, reverse over time and create deferred tax assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carry forwards, to the extent that realizing these benefits is considered more likely than not.
Stock-Based Compensation
We recognize stock-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. The calculation of the fair value of our awards requires certain inputs that are subjective and changes to the estimates used will cause the fair values of our stock awards and related stock-based compensation expense to vary. We have elected to use the Black-Scholes-Merton ("Black-Scholes") option pricing model to determine the fair value of stock options. The fair value of a stock option award is affected by our stock price on the date of the grant as well as other assumptions used as inputs in the valuation model including the estimated volatility of our stock price over the term of the awards, the estimate period of time that we expect employees to hold their stock options and the risk-free interest rate assumption. In addition, we are required to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate the rate of future forfeitures based on historical experience, actual forfeitures may differ.
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

Goodwill
Goodwill is reviewed for impairment at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. We have established October 1 as our specified annual date for impairment testing.

Results of Operations
The following table shows information derived from our consolidated statements of operations expressed as a percentage of total revenues for the periods presented.

	Years ended December 31,
	2015	2014
Revenues:
Technology development revenues	30.9%	57.4%
Product and licensing revenues	69.1	42.6
Total revenues	100.0	100.0
Cost of Revenues:
Technology development costs	23.6	44.1
Product and licensing costs	38.9	19.0
Total cost of revenues	62.5	63.1
Gross profit	37.5	36.9
Operating expense	51.7	58.1
Operating loss	(14.2)	(21.2)
Total other income, net	(0.5)	0.1
Loss from continuing operations before income taxes	(14.7)	(21.1)
Loss from continuing operations, net of income taxes	(13.7)	(15.8)
Income from discontinued operations, net of income taxes	18.9	44.0
Net income	5.2%	28.2%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues

	Years ended December 31,
	2015	2014	$ Difference	% Difference
Technology development revenues	$13,599,048	$12,205,889	$1,393,159	11.4%
Products and licensing revenues	30,421,310	9,054,101	21,367,209	236.0%
Total revenues	$44,020,358	$21,259,990	$22,760,368	107.1%
Our Technology Development segment revenue increased $1.4 million to $13.6 million for the year ended December 31, 2015 compared to $12.2 million for the year ended December 31, 2014. This increase was attributable primarily to the inclusion of $1.2 million of research revenues associated with our THz products following our merger with API and $0.3 million growth in research related to carbon nanomaterials.
Our Products and Licensing segment revenue increased $21.4 million to $30.4 million for the year ended December 31, 2015 compared to $9.1 million for the year ended December 31, 2014. This increase was due primarily to $19.1 million of product sales associated with API for the period from the closing of our merger on May 8, 2015 through December 31, 2015. Sales of our fiber optic test & measurement instruments, including our optical backscatter reflectometer and our optical vector analyzer products, increased $1.5 million for the year ended December 31, 2015 compared to 2014. In addition, revenues for third-party funded product development related to fiber optic shape sensing increased $0.5 million compared to 2014.

Cost of Revenues

	Years ended December 31,
	2015	2014	$ Difference	% Difference
Technology development costs	$10,378,616	$9,376,485	$1,002,131	10.7%
Products and licensing costs	17,141,079	4,046,885	13,094,194	323.6%
Total costs of revenues	$27,519,695	$13,423,370	$14,096,325	105.0%

Our Technology Development segment costs increased $1.0 million, or 10.7%, to $10.4 million for the year ended December 31, 2015 compared to $9.4 million for the year ended December 31, 2014. Costs associated with THz development for the period from the closing of our merger with API on May 8, 2015 through December 31, 2015 were $0.8 million. The overall increase in technology development costs is consistent with the rate of growth in Technology Development segment revenues.
Our Products and Licensing segment costs increased $13.1 million to $17.1 million for the year ended December 31, 2015 compared to $4.0 million for the year ended December 31, 2014. This increase is primarily attributable to the costs of product sales of API in 2015. Product and licensing costs associated with the operations of API for the period from the closing of our merger on May 8, 2015 through December 31, 2015 were $12.6 million.
Operating Expense

	Years ended December 31,
	2015	2014	$ Difference	% Difference
Selling general and administrative expense	$18,481,270	$10,253,847	$8,227,423	80.2%
Research, development, and engineering expense	4,268,988	2,087,874	2,181,114	104.5%
Total operating expense	$22,750,258	$12,341,721	$10,408,537	84.3%
Selling, general and administrative expenses increased $8.2 million to $18.5 million for the year ended December 31, 2015 compared to $10.3 million for the year ended December 31, 2014. This increase includes $3.7 million in expenses incurred with respect to completing our merger with API, including such costs as investment banking, legal, accounting, and printing, $1.1 million of amortization of intangible assets recorded as a result of the merger, and $3.1 million of selling, general and administrative expenses associated with the operations of API for the period from the closing of our merger on May 8, 2015 through December 31, 2015.
Research, development, and engineering expenses increased $2.2 million to $4.3 million for the year ended December 31, 2015 compared to $2.1 million for the year ended December 31, 2014. This increase is attributable to the research and development costs of $2.5 million associated with the operations of API for the period from the closing of our merger on May 8, 2015 through December 31, 2015.
Interest Expense, net and Other Income
Our net interest expense was approximately $0.2 million for the year ended December 31, 2015 compared to approximately $0.1 million for the year ended December 31, 2014. In connection with our merger with API, in May 2015 we borrowed an additional $6.0 million under our existing term loan with SVB. In December 2015 we borrowed an additional $1.0 million under this term loan. The average monthly loan balance for the year ended December 31, 2015 was $3.8 million as compared to $1.3 million for the year ended December 31, 2014, resulting in an increase in interest expense.

Income Tax Benefit

For the year ended December 31, 2015, we recorded a benefit from income taxes from continuing operations of $0.5 million that resulted in an effective tax rate from continuing operations of 7.25% as compared to an effective tax rate of 25.33% from an income tax benefit of $1.1 million from continuing operations in 2014. The change in our effective tax rate from continuing operations in 2015, as compared to 2014, was primarily due to a lower tax loss from continuing operations in 2015 as certain merger related expenses included in our loss from continuing operations for the year ended December 31, 2015, are not deductible for tax purposes.

Income from Discontinued Operations, Net of Income Taxes
For the year ended December 31, 2015, we recognized income from discontinued operations, net of income taxes, of $8.3 million, compared to a net income from discontinued operations of $9.3 million for the year ended December 31, 2014. For the year ended December 31, 2015, this income consisted of $9.0 million received from Intuitive in December 2015 in satisfaction of all remaining contingent consideration, including future technological milestone payments and future royalty payments, associated with the sale of our medical shape sensing business for medical applications in 2014, offset by income tax expense of $0.7 million associated with the gain. For the year ended December 31, 2014, we recognized income from discontinued operations, net of income taxes, of $9.3 million associated with the sale of our medical shape sensing business.

Preferred Stock Dividend
In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carries an annual cumulative dividend of 6%, or approximately 79,292 shares of common stock per year. During 2015 and 2014, we accrued $85,830 and $112,197, respectively, for the dividends payable to Carilion. The dividends are not payable in cash, but rather in shares of our Common Stock, until liquidation event occurs. During each of 2015 and 2014, 79,292 shares of common stock became issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity.
Liquidity and Capital Resources
At December 31, 2015, our total cash and cash equivalents were $17.5 million, which included $9.0 million received in December 2015 associated with the sale of our medical shape sensing business to Intuitive on January 21, 2014 and $1.0 million received under our debt facility with SVB in December 2015.
We have two term loans with SVB which at December 31, 2015 had an aggregate balance of $6.1 million. These term loans mature on December 1, 2018 ($1.0 million outstanding at December 31, 2015) and May 1, 2019 ($5.1 million outstanding at December 31, 2015).
We may prepay amounts due under the term loan at any time, subject to prepayment penalties of up to 2% of the amount of prepayment.
Amounts due under the term loan are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding.
During the fourth quarter of 2014 we executed a letter-of-credit in the amount of $1.0 million as a condition of our lease on our Blacksburg office.
We believe that our cash balance as of December 31, 2015 will provide adequate liquidity for us to meet our working capital needs for the foreseeable future.
Discussion of Cash Flows

	Years ended December 31,
	2015	2014
Net cash used in operating activities	$(5,087,907)	$(2,714,719)
Net cash provided by investing activities	8,294,714	10,419,943
Net cash provided by/(used in) financing activities	140,264	(1,366,796)
Net increase in cash and cash equivalents	$3,347,071	$6,338,428
During 2015, operations used $5.1 million of net cash, as compared to 2014, when operations used $2.7 million of net cash. Our net income of $2.3 million for the year ended December 31, 2015 included $8.3 million after-tax gain associated with contingent consideration received in 2015 from the sale of our medical shape sensing business in 2014. The pre-tax loss from continuing operations included charges for depreciation and amortization of $2.5 million and share-based compensation of $1.1 million, which are non-cash expenses and do not impact cash flow for the period. Accounts receivable increased $2.0 million. In 2015, our cash used in operating activities also included $3.7 million of expenses associated with completing our merger with API.
In 2014 our net income of $6.0 million included a benefit of an after-tax gain on the sale of our medical shape sensing business of $9.4 million and a tax benefit of $1.1 million. Absent the effects of that gain and the tax benefit, our pre-tax loss from continuing operations was $4.5 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $0.6 million and share-based compensation of $1.0 million, each of which are non-cash items that do not impact cash flow for the period.
Cash provided by investing activities relates to the purchase of property and equipment as well as capitalized costs associated with securing intellectual property rights, the sale of our medical shape sensing business and, in 2015, our merger with API. Our overall cash provided by investing activities was $8.3 million in 2015, consisting of a cash inflow of $9.0 million related to a payment arising from the sale of our medical shape sensing business in 2014, cash of $0.4 million acquired in our merger with API, and cash outflows of $0.7 million for the purchase of equipment and $0.4 million in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform and our THz sensing platform.
Our cash provided by/(used in) investing activities was $10.4 million in 2014, consisting of a cash inflow of $10.9 million from the sale of our medical shape sensing business in January 2014, partially offset by cash outflows of $0.3 million for the purchase of equipment and $0.3 million in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform.

Cash provided by financing activities for the year ended December 31, 2015 was $0.1 million, compared to cash used in financing activities of $1.4 million in 2014. During 2015 we borrowed $7.0 million under term loans with SVB and repaid $6.7 million on our previous term loans. During 2014 we repaid $1.5 million on our outstanding term loan with SVB.

Summary of Contractual Obligations
The following table sets forth information concerning our known contractual obligations as of December 31, 2015 that are fixed and determinable.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$6,125,000	$1,833,333	$3,666,667	$625,000	$—
Operating facility leases (2)	9,665,293	1,567,422	3,146,157	2,520,488	2,431,226
Other leases (3)	66,696	31,459	35,237	—	—
Purchase order obligation (4)	1,901,845	1,901,845	—	—	—
Other liabilities (5)	1,290,000	320,000	530,000	440,000	—
Total	$19,048,834	$5,654,059	$7,378,061	$3,585,488	$2,431,226
_________________________

(1)	Amounts due under our debt obligations to SVB are payable in monthly installments, plus accrued interest, through May 2019.

(2)
We lease our facilities in Blacksburg, Charlottesville and Roanoke, Virginia, Ann Arbor, Michigan, Camarillo California, and Montreal, Canada under operating leases that as of December 31, 2015, are scheduled to expire between April 2016 and December 2024. Upon expiration of our office leases, we may exercise certain renewal options as specified in the leases. Rental payments associated with these option periods are not included in the table above.

(3)
In February 2011 and August 2013, we executed leases in the amounts of $274,000 and $50,100, respectively, for equipment for our offices in Roanoke, Blacksburg and Charlottesville, Virginia. These equipment leases expire in February 2016 and August 2018, respectively.

(4)
In 2015, our Luna Technologies subsidiary executed two non-cancelable purchase orders in the amounts of $0.9 million and $0.5 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in June 2015. In addition, in 2015 we issued two purchase orders for component parts for our HSOR products with an aggregate value of $1.7 million for delivery through the first quarter of 2016, of which $1.3 million was outstanding as of December 31, 2015.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our exposure to market risk is limited to interest rate fluctuations due to changes in the general level of U.S. interest rates.
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
We are exposed to interest rate fluctuations as a result of our SVB debt facility having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. The principal amount of $6.1 million outstanding under the term loan as of December 31, 2015, is scheduled to amortize in monthly installments through May 2019. A change of 1% in the applicable interest rate during 2016 would have an impact of approximately $52,000 in our annual interest expense under the SVB debt facility.
Foreign Currency Exchange Rate Risk
As of December 31, 2015, all payments made under our research contracts have been denominated in United States dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Luna Innovations Incorporated
We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luna Innovations Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
McLean, Virginia
March 29, 2016

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$17,464,040	$14,116,969
Accounts receivable, net	11,034,557	5,689,615
Inventory	8,863,167	3,364,233
Prepaid expenses and other current assets	1,388,439	715,302
Total current assets	38,750,203	23,886,119
Property and equipment, net	6,614,238	3,497,057
Intangible assets, net	10,404,312	199,277
Goodwill	2,274,112	—
Other assets	88,948	1,995
Total assets	$58,131,813	$27,584,448
Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long term debt obligations	$1,833,333	$625,000
Current portion of capital lease obligations	31,459	70,725
Accounts payable	4,054,425	1,447,177
Accrued liabilities	8,304,686	5,468,849
Deferred revenue	1,109,759	861,081
Total current liabilities	15,333,662	8,472,832
Long-term portion of deferred rent	1,564,229	1,570,377
Long-term debt obligations	4,291,667	—
Long-term capital lease obligations	35,237	39,582
Total liabilities	21,224,795	10,082,791
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at December 31, 2015 and 2014	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 27,644,833 and 15,110,924 shares issued, 27,477,181 and 15,088,199 shares outstanding at December 31, 2015 and 2014, respectively	28,178	15,541
Treasury stock at cost, 167,652 and 22,725 shares at December 31, 2015 and 2014, respectively	(184,934)	(32,221)
Additional paid-in capital	81,461,907	64,147,666
Accumulated deficit	(44,399,455)	(46,630,651)
Total stockholders’ equity	36,907,018	17,501,657
Total liabilities and stockholders’ equity	$58,131,813	$27,584,448

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014
Revenues:
Technology development	$13,599,048	$12,205,889
Products and licensing	30,421,310	9,054,101
Total revenues	44,020,358	21,259,990
Cost of revenues:
Technology development	10,378,616	9,376,485
Products and licensing	17,141,079	4,046,885
Total cost of revenues	27,519,695	13,423,370
Gross profit	16,500,663	7,836,620
Operating expense:
Selling, general and administrative	18,481,270	10,253,847
Research, development, and engineering	4,268,988	2,087,874
Total operating expense	22,750,258	12,341,721
Operating loss	(6,249,595)	(4,505,101)
Other (expense)/income:
Other (expense)/income, net	(9,967)	111,452
Interest expense, net	(220,403)	(96,229)
Total other (expense)/ income	(230,370)	15,223
Loss from continuing operations before income taxes	(6,479,965)	(4,489,878)
Income tax benefit	(470,605)	(1,137,228)
Loss from continuing operations	(6,009,360)	(3,352,650)
Operating loss from discontinued operations, net of $0.0 million of related income taxes	—	(34,491)
Gain on sale, net of $0.7 million and $1.3 million of related income taxes	8,326,386	9,381,948
Income from discontinued operations, net of income taxes	8,326,386	9,347,457
Net income	2,317,026	5,994,807
Preferred stock dividend	85,830	112,197
Net income attributable to common stockholders	$2,231,196	$5,882,610
Net loss per share from continuing operations:
Basic and diluted	$(0.26)	$(0.23)
Net income per share from discontinued operations:
Basic and diluted	$0.36	$0.63
Net income per share attributable to common stockholders:
Basic and diluted	$0.10	$0.40
Weighted average shares:
Basic and diluted	23,026,494	14,880,697

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance—January 1, 2014	1,321,514	$1,322	14,527,335	$14,842	—	$—	$62,756,571	$(52,513,261)	$10,259,474
Exercise of stock options and warrants	—	—	315,087	316	—	—	231,726	—	232,042
Stock-based compensation	—	—	—	—	—	—	854,370	—	854,370
Non cash compensation	—	—	245,777	303	—	—	192,882	—	193,185
Stock dividends (1)	—	—	—	80	—	—	112,117	(112,197)	—
Purchase of treasury stock	—	—	—	—	22,727	(32,221)	—	—	(32,221)
Net income	—	—	—	—	—	—	—	5,994,807	5,994,807
Balance—December 31, 2014	1,321,514	1,322	15,088,199	15,541	22,727	(32,221)	64,147,666	(46,630,651)	17,501,657
Exercise of stock options	—	—	233,704	233	—	—	82,283	—	82,516
Stock-based compensation	—	—	453,522	453	—	—	1,018,224	—	1,018,677
Non cash compensation	—	—	—	—	—	—	280,202	—	280,202
Issuance of stock to former API stockholders	—	—	11,872,557	11,872	—	—	15,659,902	—	15,671,774
Options issued in exchange for API options	—	—	—	—	—	—	187,879	—	187,879
Stock dividends (1)	—	—	—	79	—	—	85,751	(85,830)	—
Forfeitures of restricted stock grants	—	—	(25,876)	—	—	—	—	—	—
Purchase of treasury stock	—	—	(144,925)	—	144,925	(152,713)	—	—	(152,713)
Net Income	—	—	—	—	—	—	—	2,317,026	2,317,026
Balance—December 31, 2015	1,321,514	$1,322	27,477,181	$28,178	167,652	$(184,934)	$81,461,907	$(44,399,455)	$36,907,018

(1)	The stock dividends payable in connection with the Series A Convertible Preferred Stock are issuable upon the request of Carilion.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014
Cash flows used in operating activities:
Net income	$2,317,026	$5,994,807
Adjustments to reconcile net income to net cash used in by operating activities:
Depreciation and amortization	2,457,032	607,693
Stock-based compensation	1,124,379	1,019,445
Gain on sale of discontinued operations, net of income taxes	(8,326,386)	(9,381,948)
Allowance for doubtful accounts or bad debt	10,375	—
Tax benefit from utilization of loss from current year operations	(510,772)	(1,148,941)
Changes in operating assets and liabilities:
Accounts receivable	(2,040,323)	(281,334)
Inventory	(252,934)	(56,421)
Other assets	(131,411)	50,696
Accounts payable and accrued liabilities	16,429	311,627
Deferred revenue	248,678	169,657
Net cash used in operating activities	(5,087,907)	(2,714,719)
Cash flows provided by investing activities:
Acquisition of property and equipment	(710,348)	(255,242)
Intangible property costs	(367,050)	(252,083)
Cash acquired in business combination	374,517	—
Proceeds from sale of discontinued operations, net	8,997,595	10,927,268
Net cash provided by investing activities	8,294,714	10,419,943
Cash flows provided by/(used in) financing activities:
Payments on debt obligations	(6,712,355)	(1,500,000)
Payments on capital lease obligations	(77,184)	(66,617)
Purchase of treasury stock	(152,713)	(32,221)
Borrowings under term loans	7,000,000	—
Proceeds from the exercise of options and warrants	82,516	232,042
Net cash provided by/(used in) financing activities	140,264	(1,366,796)
Net change in cash and cash equivalents	3,347,071	6,338,428
Cash and cash equivalents—beginning of period	14,116,969	7,778,541
Cash and cash equivalents—end of period	$17,464,040	$14,116,969
Supplemental disclosure of cash flow information
Cash paid for interest	$187,017	$87,354
Cash paid for income taxes	$40,167	$150,000
Value of common stock issued for business combination	$15,485,137	$—
Dividend on preferred stock, 79,292 shares of common stock issuable for each of the years ended December 31, 2015 and 2014, respectively	$85,830	$112,177

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
We develop, manufacture and market fiber optic sensing and test & measurement products focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. Following our merger with API (see Note 2), we also package optoelectronic semiconductors into high speed optical receivers ("HSOR" products), custom optoelectronic subsystems ("Optoelectronics" products), and Terahertz instrumentation. Our HSOR transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data. Our Optoelectronics products are sold to scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, and temperature sensing. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. We use our in-house technical expertise to perform applied research services on government funded projects across a range of technologies and also for corporate customers in the fiber optic sensing area. Our business model is designed to accelerate the process of bringing new and innovative products to market. We are organized into two business segments: our Technology Development segment and our Products and Licensing segment. Our Technology Development segment performs applied research principally on government-funded projects. Most of the government funding in our Technology Development segment is derived from the U.S. government’s Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). Our Products and Licensing segment focuses on fiber optic test & measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area to corporate and government customers. The Products and Licensing segment focuses on fiber optic test & measurement, HSOR, Optoelectronic, sensing and instrumentation products.
We have a history of net losses and negative cash flow from operations. We have historically managed our liquidity through cost reduction initiatives, debt financings, capital markets transactions and the sale of assets.
Although there can be no guarantees, we believe that our current cash and cash equivalents balance, provides adequate liquidity for us to meet our working capital needs for the foreseeable future.
Consolidation Policy
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries. We eliminate from our financial results intercompany transactions.
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

Revenue from fixed price research contracts that involve the delivery of services and a prototype model is recognized under the percentage of completion method. Revenue from fixed price arrangements are recognized under the percentage of completion method by determining proportional performance based upon the ratio of costs incurred to achieve contract milestones to total estimated cost as this method more accurately measures performance under these arrangements. Losses on contracts, if any, are recognized in the period in which they become known and estimable.
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
Allowance for Uncollectible Receivables
Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bear on the ultimate collection of such amounts. The allowance was $134,811 at December 31, 2015 and $134,811 at December 31, 2014.
Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. To date, we have not incurred losses related to cash and cash equivalents. The Company’s cash transactions are processed through reputable commercial banks. The Company regularly maintains cash balances with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2015 and December 31, 2014, the Company had approximately $17.2 million and $13.9 million, respectively, in excess of FDIC insured limits.
We have outstanding term loans that require us to comply with certain financial covenants, including maintaining a minimum cash balance of at least $3.0 million.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. We consider the terms of the Silicon Valley Bank ("SVB") debt facility including its interest rate of prime plus 2%, to be at market based upon similar instruments that would be available to us.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 7 years
Furniture and fixtures	7 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements
Intangible Assets
Intangible assets consist of patents related to certain intellectual property that we have developed or acquired and identifiable intangible assets recognized in connection with our merger with API. (See Note 2.) We amortize our patents over their estimated useful life of five years, and analyze the reasonableness of the remaining useful life whenever events or circumstances indicate that the carrying amount may not be recoverable to determine whether their carrying value has been impaired.
Research, Development and Engineering
Research, development and engineering expenses not related to contract performance are expensed as incurred. We expensed $4.3 million and $2.1 million of non-contract related research, development and engineering expenses for the years ended December 31, 2015 and 2014, respectively.
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
Net Income per Share
Basic per share data is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.
The effect of 6.0 million and 2.3 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the years ended December 31, 2015 and 2014, respectively, as they are anti-dilutive to earnings per share due to the Company having a net loss from continuing operations.
Stock-Based Compensation

We have a stock-based compensation plan, which is described further in Note 10. We recognize compensation expense based upon the fair value of the underlying equity award as of the date of grant. The Company has elected to use the Black-Scholes option pricing model to value any awards granted. We recognize stock-based compensation for such awards on a straight-line method over the requisite service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.
The Company recognizes expense for equity instruments issued to non-employees based upon the fair value of the equity instruments issued.
Advertising
We expense the cost of advertising as incurred. Advertising expenses were $57,000 and $12,000 for the years ended December 31, 2015 and 2014, respectively.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to benefit from all deferred tax assets and establishes valuation allowances for amounts it believes are not more-likely-than-not to be realizable. For uncertain tax positions, the Company uses a more-likely-than-not threshold, 51% or greater, based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements. Penalties, if probable and reasonably estimable, and interest expense related to uncertain tax positions are recognized as a component of the tax provision.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which requires a lessee to recognize in its statement of financial position an asset and liability for most leases with a term greater than 12 months. Lessees should recognize a liability to make lease payments and a right-of-use asset representing the lessee's right to use the underlying asset for the lease term. The amendment is effective for fiscal years ending after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in any classified balance sheet rather than being separated into current and non-current amounts. The amendment is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment is effective for fiscal years beginning after December 15, 2015 and requires acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, an entity is to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We do not currently expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 31, 2015. Early adoption is permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard, as subsequently updated in July 2015, is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

2.     Merger with Advanced Photonix, Inc.

On May 8, 2015, we completed our merger with API (the "Merger") pursuant to the Agreement and Plan of Merger (the "Merger Agreement") for a total purchase consideration of $15.9 million. In accordance with the terms of the Merger Agreement, API shareholders received 0.31782 shares of our common stock for each share of API common stock they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with ASC 805, with Luna treated as the accounting acquirer. We incurred approximately $3.7 million in Merger-related costs for the year ended December 31, 2015, which are included within selling, general and administrative expenses in the consolidated statement of operations. For the period from the closing of the Merger on May 8, 2015, through December 31, 2015, we recognized revenues of $20.6 million and income of $0.5 million associated with the operations of API.

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

Preliminary Allocation of Purchase Consideration
Cash	$374,517
Accounts receivable	3,314,994
Inventory	5,246,000
Other current assets	541,726
Property and equipment	3,601,850
Identifiable intangible assets	11,100,000
Goodwill	2,274,112
Other assets	86,953
Accounts payable and accrued expenses	(5,434,570)
Debt	(5,212,355)
Other liabilities	(33,573)
Total purchase consideration	$15,859,654

The preliminary identifiable intangible assets acquired and their estimated lives were as follows:

	Estimated Fair Value	Estimated Useful Life
Developed technology	$4,500,000	2 - 10 years
In-process research and development	3,900,000	Indefinite
Customer base	1,300,000	9 - 11 years
Trade names	1,000,000	10 years
Backlog	400,000	1 year
	$11,100,000

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

In-process research and development represents the estimated fair values of incomplete API research and development projects that had not reached technological feasibility as of the closing date of the Merger. As of December 31, 2015, technologies associated with $1.6 million of in-process research and development were placed into service. In the future, the fair value of each project at the date of the closing of the Merger will be either amortized or impaired depending on whether the projects are completed or abandoned. The fair value of in-process research and development was determined using the multi-period excess earnings method. A discount rate of 37.5% was used to discount the cash flows to the present value.

Customer base represents the fair value of projected cash flows that will be derived from the sale of products to API's existing customers as of the closing date of the Merger. Customer relationships were valued utilizing both a multi-period excess earnings method and the "distributor" method, under the income approach. Under this premise, the margin of a distributor within the industry is deemed to be the margin attributable to customer relationships. This isolates the cash flows attributable to the customer relationships that a market participant would be willing to pay for. A discount rate of 32.5% was used to discount the cash flows to the present value.

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

Goodwill
Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the Merger. During 2015, we recognized various measurement period adjustments to the value of assets acquired and liabilities assumed in the Merger. These adjustments primarily related to the estimated value of trade names acquired and certain deferred compensation liabilities assumed, with an offsetting increase to the recorded value of goodwill.

Goodwill as of January 1, 2014	$—
Goodwill recorded at acquisition date of API	614,184
Measurement period adjustments	1,659,928
Goodwill as of December 31, 2015	$2,274,112

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the Merger had been completed on January 1, 2014. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortization expense for the intangible assets acquired, to interest expense for the new debt facility, and to eliminate the Merger transaction expenses recognized in each period. Transaction related expenses associated with the merger and excluded from the pro forma loss from continuing operations for the year ended December 31, 2015 were $4.7 million. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the Merger actually occurred on January 1, 2014, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the Merger are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Years ended December 31,
	2015	2014
	(unaudited)

Revenue	$52,887,000	$49,494,000

Loss from continuing operations	$(4,641,000)	$(6,309,000)

3.    Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or market.
Components of inventory are as follows:

	December 31, 2015	December 31, 2014
Finished goods	$1,938,466	$580,184
Work-in-process	1,227,270	262,025
Raw materials	5,697,431	2,522,024
	$8,863,167	$3,364,233

4.    Debt
Silicon Valley Bank Facility
We currently have a Loan and Security Agreement with SVB under which we have a term loan with an original borrowing amount of $6.0 million (the “Term Loan”). The Term Loan was be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears and matured on May 1, 2015. On May 8, 2015, in connection with the Merger with API, we entered into the Joinder, Consent and Sixth Loan Modification Agreement (the "2015 Term Loan") under which we borrowed $6.0 million and used the proceeds principally to repay the then outstanding debt of API at the time of the Merger. The 2015 Term Loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears and matures at the earlier of May 1, 2019, or upon an event of a default under the loan agreement. The term loan carries a floating annual interest rate equal to prime rate then in effect, as published in the Wall Street Journal, plus 2%. We may prepay amounts due under the 2015 Term Loan at any time, subject to an early termination fee of up to 2% of the amount of prepayment.
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
On September 29, 2015, we entered into the Waiver and Seventh Loan Modification Agreement with SVB, under which we borrowed an additional $1.0 million in December 2015 to fund certain anticipated capital expenditures (the "2015 Equipment Term Loan"). The principal amount plus accrued interest of the 2015 Equipment Term Loan is to be repaid by us in 36 monthly installments. The 2015 Equipment Term Loan carries a floating annual interest rate equal to the prime rate then in effect, as published in the Wall Street Journal, plus 2%. We may prepay amounts due under the 2015 Equipment Term Loan at any time, subject to an early termination fee of up to 2% of the amount of prepayment.
Amounts due under the 2015 Term Loan and the 2015 Equipment Term Loan (collectively, the "Term Loans") are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
In addition, the Term Loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. The Term Loans require that we meet certain financial covenants, including a minimum cash balance of $3.0 million, a minimum liquidity coverage ratio, and a minimum adjusted EBITDA, each as defined in the 2015 Equipment Term Loan. If any event of default occurs SVB may declare due immediately all borrowings under the Term Loans and foreclose on the collateral. Furthermore, an event of default under the Term Loans would result in an increase in the interest rate on any amounts outstanding. As of December 31, 2015, we were in compliance with all covenants under the Term Loans.
The balance under the Term Loans at December 31, 2015 was $6.1 million, of which $1.8 million was classified as short-term. The effective rate of our Term Loans at December 31, 2015 was 5.5%.
The following table presents a summary of debt outstanding as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Silicon Valley Bank Term Loans	$6,125,000	$625,000
Less: current portion	1,833,333	625,000
Total long-term debt	$4,291,667	$—
Maturities on long-term debt are as follows:

Year	Amount
2016	$1,833,333
2017	1,833,333
2018	1,833,334
2019	625,000
Total	$6,125,000
Interest expense for the years ended December 31, 2015 and 2014 consisted of the following:

	Years ended December 31,
	2015	2014
Interest expense on Term Loans	$202,994	$87,426
Amortization of debt issuance costs	9,072	8,803
Other interest expense	8,337	—
Total interest expense	$220,403	$96,229

5.    Accounts Receivable—Trade
Accounts receivable consist of the following:

	December 31,
	2015	2014
Billed	$9,661,387	$4,517,672
Unbilled	1,412,381	1,249,814
Other	95,600	56,940
	11,169,368	5,824,426
Less: allowance for doubtful accounts	(134,811)	(134,811)
	$11,034,557	$5,689,615
Unbilled receivables result from contract retainages and revenues that have been earned in advance of billing and can be invoiced at contractually defined intervals, milestones, or at completion of the contract. Unbilled amounts are expected to be billed in future periods and are classified as current assets in accordance with industry practice.

6.    Property and Equipment
Property and equipment, net, consists of the following at:

	December 31,
	2015	2014
Building	$69,556	$69,556
Equipment	11,055,886	7,312,730
Furniture and fixtures	666,654	562,485
Software	1,092,484	1,092,484
Leasehold improvements	5,257,703	4,830,055
	18,142,283	13,867,310
Less—accumulated depreciation	(11,528,045)	(10,370,253)
	$6,614,238	$3,497,057
Depreciation for the years ended December 31, 2015 and 2014 was approximately $1.2 million and $0.3 million, respectively.

7.    Intangible Assets
The following is a summary of intangible assets, net:

	December 31,
	2015	2014
Patent costs	$2,723,971	$2,356,820
Developed technology	6,100,000	—
In-process research and development	2,300,000	—
Customer base	1,300,000	—
Trade names	1,000,000	—
Backlog	400,000	—
	13,823,971	2,356,820
Accumulated amortization	(3,419,659)	(2,157,543)
	$10,404,312	$199,277
During 2015, the development was completed for certain products that were in process at the time of the Merger, and those products began being marketed. Accordingly $1.6 million of in-process research and development recorded in the initial purchase price allocation has been reclassified to developed technology as of December 31, 2015. Amortization for the years ended December 31, 2015 and 2014 was approximately $1.2 million and $0.3 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2015, for each of the next five years is as follows:

Year Ending December 31,
2016	1,994,150
2017	1,687,780
2018	1,364,817
2019	873,392
2020	799,072
2021 and beyond	3,685,101
$10,404,312

8.     Accrued Liabilities

	December 31,
	2015	2014
Accrued compensation	$4,719,533	$2,362,608
Accrued sub-contracts	1,752,904	1,502,904
Accrued professional fees	351,847	244,218
Accrued income tax	133,847	177,712
Deferred rent	160,438	166,550
Royalties	137,889	182,340
Warranty reserve	351,003	392,945
Claims reserve	173,687	69,264
Accrued liabilities - other	523,538	370,308
Total Accrued Liabilities	$8,304,686	$5,468,849

9.    Income Taxes

The benefit from income taxes from continuing operations consisted of the following for the periods indicated:

	Years ended December 31,
	2015	2014
Current:
Federal	$(510,772)	$(1,146,447)
State	40,167	9,219
Deferred Federal	—	—
Deferred State	—	—
Income tax benefit	$(470,605)	$(1,137,228)

Deferred tax assets and liabilities consist of the following components:

	December 31, 2015		December 31, 2014
	Current	Long-Term	Current	Long-Term
Bad debt and inventory reserve	$157,847	$—	$150,330	$—
Inventory adjustment	—	939,793	—	—
UNICAP	—	40,752	—	—
Deferred revenue	—	131,489	—	126,096
Deferred rent	—	599,094	—	665,332
Depreciation and amortization	—	(4,231,265)	—	309,600
Charitable contributions	—	4,954	—	—
Net operating loss carryforwards- Luna	—	5,106,166	—	8,030,396
Net operating loss carryforwards- API	—	9,783,512	—	—
Net operating loss carryforwards - state	—	323,557	—	—
Net operating loss carryforwards- Canada	—	39,867	—	—
Research and development credits	—	4,250,803	—	386,161
California manufacturing credit	—	15,554	—	—
Accrued liabilities	1,211,752		919,303	—
Deferred compensation	—	192,547	—	199,717
Stock-based compensation	—	1,804,338	—	1,695,868
AMT credit	—	388,342	—	207,648
Total	1,369,599	19,389,503	1,069,633	11,620,818
Valuation allowance	(1,369,599)	(19,389,503)	(1,069,633)	(11,620,818)
Net deferred tax asset	$—	$—	$—	$—

The benefit from income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to the Company’s loss from continuing operations before income taxes as follows for the periods indicated:

	Years ended December 31,
	2015	2014
Income tax expense at federal statutory rate	34.00%	34.00%
State taxes, net of federal tax effects	3.34%	3.75%
Change in valuation allowance	(10.50)%	(8.02)%
Incentive stock options	(4.84)%	(3.33)%
Provision to return adjustments	0.18%	(0.34)%
Meals and entertainment	(0.25)%	(0.27)%
Capitalized merger costs	(14.95)%	—
Windfall deduction	0.26%	—
Other Permanent differences	0.01%	(0.46)%
Income tax benefit	7.25%	25.33%

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have U.S. federal income tax net operating loss carryforwards at December 31, 2015 of approximately $13.5 million for Luna and net operating loss carryforwards of approximately $28.8 million for API expiring at varying dates through 2025. We have research and development tax credit carryforwards at December 31, 2015 of approximately $4.3 million, which expire at varying dates through 2024.
We have undertaken a formal section 382 study and determined that we do not have a limitation on our net operating loss available to offset future income for the Luna net operating losses. As a result of the current year acquisition of API, the API net operating loss carryover and research and development credits will be subject to the Section 382 limitation.  A formal Section 382 study has not been prepared, however, based on our estimated calculations it is likely that that a portion of the net operating losses and research and development credits will expire unutilized.  As there is a valuation allowance against the API deferred tax assets, there will not be a statement of operations impact to any expiration of the net operating losses or research and development credits.
The U.S. federal statute of limitations remains open for the year 2006 and onward. We currently have no federal income tax returns under examination. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. We currently have no state income or franchise tax returns under examination. We currently do not file tax returns in any foreign tax jurisdiction other than Canada.
We currently have no positions for which we expect that the amount of unrecognized tax benefit will increase or decrease significantly within twelve months of the reporting date or for which we believe there is significant risk of disallowance upon audit. We have no tax interest or penalties reported in either our statement of operations or statement of financial position for any year reported herein. Management believes it is not more likely than not that the deferred tax assets at December 31, 2015 or December 31, 2014 will not be realized, and as a result a valuation allowance was established against all such deferred tax assets.
Windfall equity-based compensation deductions are tracked, but will not be recorded to the balance sheet until management determines it is more likely than not that such amounts will be utilized. As of December 31, 2015, the Company had approximately $375,177 of windfall stock compensation deductions. If and when realized, the tax benefit associated with these deductions will be credited to additional paid-in capital. These excess benefit deductions are included in the total federal net operating losses disclosed above.

10.    Stockholders’ Equity
Series A Convertible Preferred Stock
In January 2010, we entered into a transaction with Carilion, in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes with an original principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for 1,321,514 shares of our newly designated Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is non-voting, carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2015, 472,569 shares of common stock were issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity. These dividends are issuable on demand. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued to Carilion, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.
Stock Option Plans
In April 2003, we adopted the Luna Innovations Incorporated 2003 Stock Plan (the "2003 Plan"). Under the 2003 Plan, our Board of Directors was authorized to grant both incentive and non-statutory stock options to our employees, directors and consultants to purchase shares of Common Stock. Options generally had a life of 10 years and exercise price equal to or greater than the fair market value of the Common Stock as determined by the Board of Directors. On February 4, 2006, our Board of Directors increased the number of shares reserved under the 2003 Plan to 9,715,000. There were options outstanding under the 2003 Plan to purchase an aggregate of 76,788 shares as of December 31, 2015. Following the adoption of the 2006 Equity Incentive Plan in January 2006, no shares or options are available for future grant under the 2003 Plan, except to satisfy grants outstanding as of June 5, 2006.
In January 2006, we adopted our 2006 Equity Incentive Plan or the 2006 Plan. Under the 2006 Plan, our Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to our employees, directors, and consultants. Stock option awards generally have a life of 10 years and exercise prices equal to the closing price of our common stock on the date of the option grant. On January 1 of each year, the number of shares available for issuance increases by the lesser of (a) 10% of the outstanding shares of our common stock on the last day of the preceding fiscal year; (b) 1,695,690 shares; or (c) such other amount as our Board of Directors may determine. A total of 12,300,081 and 13,999,918 shares were available for future grant under the 2006 Plan as of December 31, 2015 and 2014, respectively. The 2006 Plan expires in January 2016. We expect to present a new equity incentive plan for adoption to stockholders in 2016.
Vesting for employees typically occurs over a four-year period.
The following table sets forth the activity of the options to purchase common stock under the 2003 Plan and the 2006 Plan. The prices represent the closing price of our Common Stock on the NASDAQ Capital Market on the respective dates.

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at January 1, 2014	5,279,229	$0.35 - 6.55	$2.11	$784,154	4,012,378	$2.28	$697,826
Forfeited	(1,660,354)	$0.35 - 6.55	$2.22
Exercised	(321,696)	$0.35 - 1.27	$0.73
Granted	992,452	$1.37 - 1.53	$1.43
Balance at December 31, 2014	4,289,631	$0.35 - 6.55	$1.93	$512,901	3,111,199	$2.11	$453,032
Forfeited	(789,412)	$0.35 - 9.03	$2.86
Exercised	(230,672)	$0.35 - 1.77	$0.37
Granted	65,500	$0.94 - 1.45	$1.21
Issued in exchange for API options	465,681	$1.38 - 9.03	$4.83
Balance at December 31, 2015	3,800,728	$0.61 - 8.43	$2.17	$111,314	3,045,150	$2.39	$103,603

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2015	2014
Risk-free interest rate range	1.88% – 1.95%	2.02% – 2.27%
Expected life of option-years	7.5	7.5
Expected stock price volatility	75% - 103%	106%
Executive turnover rates	—%	—%
Non-executive turnover rates	40.0%	33.6%
Expected dividend yield	—%	—%
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

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2014	$0.35 - 6.55	4,289,631	6.03	$1.93	3,111,199	$2.11
Year ended December 31, 2015	$0.61 - 8.43	3,800,728	5.55	$2.17	3,045,150	$2.39

	Total intrinsic value of options exercised	Total fair value of options vested
Year ended December 31, 2014	$260,803	$821,392
Year ended December 31, 2015	$198,013	$741,619
For the years ended December 31, 2015 and 2014, the weighted average grant date fair value of options granted was $0.97 and $1.23, respectively. We estimate the fair value of options at the grant date using the Black-Scholes-Merton model.
Restricted Stock Issuances

In 2015 and 2014, we issued 334,000 and 303,000, respectively, shares of restricted stock to certain employees.  These shares vest in three or four equal annual installments on the anniversary dates of their grant.  Accordingly, 168,750 and 77,910 shares vested in 2015 and 2014, respectively.

The following table summarizes our restricted stock awards:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance at January 1, 2014	339,660	$1.32	$429,139
Granted	303,000	1.40	424,200
Vested	(77,910)	1.27	(99,334)
Forfeitures	(34,500)	1.26	(43,470)
Balance at December 31, 2014	530,250	1.34	710,535
Granted	334,000	1.12	374,080
Vested	(168,750)	1.33	(224,438)
Forfeitures	(25,875)	1.35	(35,018)
Balance at December 31, 2015	669,625	$1.23	$825,159
We recognized $1.1 million and $1.0 million in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2015 and 2014, respectively, and we will recognize $1.4 million over the remaining requisite service period. For all stock options granted through December 31, 2015, the weighted average remaining service period is 0.9 years.

11.    Commitments and Contingencies
Obligation under Operating Leases
We lease facilities in Virginia, Michigan, California, and Canada under operating leases that as of December 31, 2015 were scheduled to expire between April 2016 and December 2024. Certain of the leases are subject to fixed escalations and provide for possible termination prior to their expiration dates. We recognize rent expense on such leases on a straight-line basis over the lease term. Rent expense under these leases recorded in selling, general and administrative expense on our statements of operations totaled approximately $1.1 million and $0.9 million, respectively, for the years ended December 31, 2015 and 2014.

We are obligated under operating leases covering certain equipment that expire at various dates through 2017.
Minimum future payments, as of December 31, 2015, under the aforementioned operating leases for each of the next five years are:

2016	$1,567,422
2017	1,566,629
2018	1,579,527
2019	1,432,089
2020	1,088,400
Thereafter	2,431,226
$9,665,293

Purchase Commitment
In the second quarter of 2015 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in the second quarter of 2015. At December 31, 2015, approximately $0.6 million of this commitment remained under these purchase agreements. In 2015, we also executed two purchase orders for component parts related to our HSOR products in the aggregate amount of $1.7 million for delivery through the first quarter of 2016. As of December 31, 2015, approximately $1.3 million remained outstanding under these purchase orders.
Royalty Agreement
We have licensed certain third-party technologies from vendors for which we owe minimum royalties aggregating $1.3 million payable over the remaining patent terms of the underlying technology.

12.    Employee Profit Sharing Plan
We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. During 2014, the plan was offered to all permanent employees who had at least three months of service with us. In 2015, we amended the plan to offer participation to all permanent employees of Luna Innovations Incorporated. We contribute 25% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.
We contributed approximately $180,000 and $150,000 to the plan for the years ended December 31, 2015 and 2014, respectively.
API also maintained a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan was offered to all full-time employees who had at least six months of service with API. No employer matching contributions were provided in 2015. In January 2016, the API plan was merged into the Luna Innovations Incorporated plan.

13.    Litigation and Other Contingencies
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
After our announcement of the Merger with API (see Note 2), three separate putative class action complaints were filed in Michigan and Delaware, alleging claims of breach of fiduciary duty against the API board of directors and naming Luna as a defendant for aiding and abetting the alleged breach of fiduciary duty. The plaintiffs sought injunctive relief and unspecified damages. In March 2015, the parties agreed in principle to settle the litigation through enhanced disclosures that we included in an amendment to our Registration Statement on Form S-4. In October 2015, the two actions in Michigan were consolidated into one action and the action in Delaware was dismissed. On March 17, 2016, the Michigan court approved the parties’ proposed settlement and issued a final order and judgment, thereby dismissing the litigation, providing a full release of all claims against defendants related to the merger, and awarding $250,000 in legal fees to plaintiffs' counsel.
In September 2014, we received a preliminary audit report from the Defense Contract Audit Agency ("DCAA"), with respect to our 2007 incurred cost submission and questioning $0.8 million of claimed costs that the DCAA believes are expressly unallowable under the Federal Acquisition Regulations and, therefore, subject to potential penalty. In June 2015, we received from the Defense Contract Management Agency (the "DCMA") a final determination and demand for payment of penalties, interest, and over billing in the aggregate amount of $1.1 million. In July 2015, we filed an appeal with the Armed Services Board of Contract Appeals. The appeals process remains ongoing, and we are unable to estimate the amount of loss, if any, that may be realized.
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

14.    Relationship with Major Customers
During the years ended December 31, 2015 and 2014, approximately 34% and 57%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government. In addition, we had one commercial customer whose revenues accounted for 6% of our consolidated revenues for 2015.
At December 31, 2015 and 2014, receivables with respect to contracts with the U.S. government represented 17% and 29% of total billed trade receivables, respectively. At December 31, 2015, receivables from the above noted commercial customer represented 8% of our billed trade receivables.

15.    Financial Information About Segments
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
Information about the results of operations for each segment is set forth in the table below. There were no significant inter-segment sales during the years ended December 31, 2015 and 2014.
During the years ended December 31, 2015 and 2014, 30% and 18%, respectively, of our total sales took place outside the United States.

	Years ended December 31,
	2015	2014
Technology Development revenue	$13,599,048	$12,205,889
Products and Licensing revenue	30,421,310	9,054,101
Total revenue	44,020,358	21,259,990
Technology Development operating loss	(3,708,710)	(3,169,605)
Products and Licensing operating income (loss)	(2,540,885)	(1,335,496)
Total operating loss	$(6,249,595)	$(4,505,101)
Depreciation, Technology Development	$399,857	$499,439
Depreciation, Products and Licensing	$920,932	$266,327
Amortization, Technology Development	$88,423	$212,790
Amortization, Products and Licensing	$1,152,072	$113,471
Additional segment information is as follows:

	December 31,
	2015	2014
Total segment assets:
Technology Development	$21,203,211	$15,836,918
Products and Licensing	36,928,602	11,747,530
Total	$58,131,813	$27,584,448
Property plant and equipment and intangible assets, Technology Development	$2,917,448	$2,122,157
Property plant and equipment and intangible assets, Products and Licensing	$16,375,215	$1,574,177

16.    Quarterly Results (unaudited)
The following table sets forth our unaudited historical revenues, operating loss and net (loss) income by quarter during 2015 and 2014.

	Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues:
Technology development	$2,876	$3,728	$3,277	$3,718	$2,675	$3,219	$3,067	$3,245
Products and licensing	2,463	6,298	9,928	11,732	1,796	2,009	2,304	2,945
Total revenues	5,339	10,026	13,205	15,450	4,471	5,228	5,371	6,190
Gross margin	2,289	4,197	4,979	5,036	1,552	1,988	2,083	2,214
Operating loss	(2,615)	(2,123)	(723)	(815)	(1,952)	(963)	(720)	(870)
Loss from continuing operations	(2,627)	(2,168)	(802)	(414)	(1,133)	(585)	(467)	(1,932)
Income/(loss) from discontinued operations net of income taxes	—	—	—	8,329	9,673	(331)	(278)	(329)
Net loss	(2,627)	(2,168)	(802)	7,914	8,540	(916)	(745)	(884)
Net (loss)/income attributable to common stockholders	$(2,654)	$(2,189)	$(820)	$7,893	$8,511	$(943)	$(771)	$(914)
Net loss per share from continuing operations:
Basic and diluted	$(0.17)	$(0.10)	$(0.03)	$(0.02)	$(0.08)	$(0.04)	$(0.03)	$(0.13)
Net income/(loss) per share from discontinued operations:
Basic and diluted	$—	$—	$—	$0.30	$0.66	$(0.02)	$(0.02)	$(0.02)
Net (loss)/income attributable to common stockholders:
Basic and diluted	$(0.18)	$(0.10)	$(0.03)	$0.29	$0.58	$(0.06)	$(0.05)	$(0.06)
Weighted average shares:
Basic and diluted	15,117,679	21,997,768	27,393,392	27,464,993	14,653,262	14,817,084	15,016,429	15,056,007

17.    Discontinued Operations
On January 21, 2014, we sold our assets associated with the development of fiber optic shape sensing and localization for the medical field to affiliates of Intuitive Surgical, Inc. ("Intuitive"), for total cash consideration of up to $30 million, including $6 million received at closing, and $6 million to be received within 90 days of closing, and up to $18 million that may be received in the future based on the achievement of certain technical milestones and royalties on system sales, if any. In the transaction, we sold equipment and intellectual property associated with our shape sensing technology. Ten employees were transferred to Intuitive. Included in the transaction were current assets of totaling approximately $0.2 million and long term assets with a net book value of approximately $0.2 million.
In December 2015, although the required technical milestones specified in our agreement with Intuitive had not yet been achieved by Intuitive, we and Intuitive agreed to settle all remaining future payment obligations related to the technical milestones and royalties on system sales for a lump-sum payment of $9 million, which we received in December 2015.
We have reported the results of operations of our medical shape sensing business as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued groups’ income or loss before allocations.
The key components of income/(loss) from discontinued operations were as follows:

	Years ended December 31,
	2015	2014
Net revenues	$—	$—
Cost of revenues	—	46,204
Operating expenses	—	—
Loss before income taxes	—	(46,204)
Allocated tax benefit	—	(11,713)
Operating loss from discontinued operations	—	(34,491)
Gain on sale, net of $0.7 million and $1.3 million of related income taxes	8,326,386	9,381,948
Income from discontinued operations, net of income taxes	$8,326,386	$9,347,457

18.    Correction of Immaterial Error Related To Disallowed Costs For Cost Reimbursement Type Contracts

As described in Note 13, in June 2015 we received a letter of final determination from the DCMA regarding the allowability of certain costs we included in our billings under cost-plus type research contracts during 2007. Following our identification of the inclusion of unallowable costs for periods subsequent to 2007, we recalculated our billing rates to exclude those costs and have submitted updated analyses for those subsequent years to DCMA. We currently estimate that our allowed billings under cost-plus type contracts for those subsequent periods will be reduced by approximately $1.5 million compared to amounts actually billed due to the exclusion of those unallowable costs for the years 2007 through 2010. We do not estimate such exclusion to have a significant impact on the aggregate allowed billing amounts subsequent to 2010. We have deemed the correction of the error associated with our estimated over-billing for prior periods to be immaterial to previously issued financial statements and, in accordance with SEC Accounting Bulletin Topic 1N- Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, we have reflected such correction as an adjustment to beginning accrued liabilities and retained earnings of $1.5 million as of January 1, 2014.

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation excluded the internal control over financial reporting of Advanced Photonix, Inc. ("API"), which was acquired on May 8, 2015. The total acquired assets, based on the preliminary purchase allocation is approximately 27% of our consolidated assets. Revenues and income from continuing operations from API for the period from May 8, 2015 through December 31, 2015, were approximately 47% and 8%, respectively, of our consolidated operations.
Based on our evaluation under the framework established in the 2013 Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

ITEM 9B.    OTHER INFORMATION.
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K will be included in the joint proxy statement/prospectus related to our 2016 Annual Meeting of Stockholders, which we refer to as the 2016 Proxy Statement, anticipated to be filed with the SEC within 120 days after December 31, 2015, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2016 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than the information below relating to securities authorized for issuance under our equity compensation plans, the information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2016 Proxy Statement.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,676,380	$2.19	12,300,081
Equity compensation plans not approved by security holders	124,348	1.77	—
Total	3,800,728	$2.17	12,300,081
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2016 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2016 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	Schedules.
Schedule II
Luna Innovations Incorporated
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of Period	Additions	Deductions	Balance at end of period
Year Ended December 31, 2014
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$15,018,225	$—	$(2,327,776)	$12,690,449
Allowances for doubtful accounts	134,811	—	—	134,811
	$15,153,036	$—	$(2,327,776)	$12,825,260
Year Ended December 31, 2015
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$12,690,449	$8,068,653	$—	$20,759,102
Allowances for doubtful accounts	134,811	10,375	(10,375)	134,811
	$12,825,260	$8,079,028	$(10,375)	$20,893,913
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

2.6(4)	Agreement and Plan of Merger and Reorganization dated as of January 30, 2015, by and among Luna Innovations Incorporated, API Merger Sub, Inc. and Advanced Photonix, Inc. (Exhibit 2.1)
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
3.2(6)	Certificate of Designations of the Series A Convertible Preferred Stock (Exhibit 3.1)
3.3(7)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
3.4(8)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
3.4(4)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
4.1(9)	Specimen Common Stock certificate of the Registrant (Exhibit 4.1)
4.2(7)	2003 Stock Plan (Exhibit 10.7)
4.3(9)	2006 Equity Incentive Plan (Exhibit 10.9)
4.4(7)	Form of Stock Option Agreement (Exhibit 4.7)
4.5	Form of Performance Unit Award Agreement
10.1(11)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10.2(12)	Commercial Lease, dated March 15, 2007, between Canvasback Real Estate & Investments LLC and Luna Innovations Incorporated (705 Dale Avenue, Charlottesville, Virginia) (Exhibit 10.1)
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

10.22(18)	Loan and Security Agreement, dated February 18, 2010, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.5)
10.23(19)	Third Amendment to Commercial Lease dated June 21, 2010, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations, Incorporated (Exhibit 10.5)
10.24(20)**	Amendment No.3 to the Development Supply Agreement, dated as of September 2, 2010, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.5)
10.25(21)	First Loan Modification Agreement, dated as of March 7, 2011, by and between Luna Innovations Incorporated and Silicon Valley Bank (Exhibit 10.1)
10.26(22)**	Amendment No. 4 to the Development and Supply Agreement, dated as of March 23, 2011, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.2)
10.27(22)	Fourth Amendment to Industrial Lease Agreement, dated as of March 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (Exhibit 10.3)
10.28(23)	Second Loan Modification Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.29(24)	Fifth Amendment to Industrial Lease Agreement, dated as of November 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated
10.30(24)	Employment Agreement dated March 28, 2012, by and between My E. Chung and Luna Innovations Incorporated
10.31(24)	Employment Agreement dated March 28, 2012, by and between Dale E. Messick and Luna Innovations Incorporated
10.32(24)	Employment Agreement dated March 28, 2012, by and between Scott A. Graeff and Luna Innovations Incorporated
10.33(25)**	Amendment No. 5 to Development and Supply Agreement, dated as of March 22, 2012, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. (Exhibit 10.1)
10.34(26)	Fourth Amendment to Commercial Lease, dated as of April 15, 2012, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations Incorporated (Exhibit 10.3)
10.35(27)	Development Agreement, dated as of April 25, 2012, by and between Luna Innovations Incorporated and Philips Medical Systems Nederland BV (Exhibit 10.1)
10.36(28)	Third Loan Modification Agreement, dated as of May 17, 2012, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.37(29)	Fourth Loan Modification Agreement, dated March 21, 2013, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank. (Exhibit 10.1)
10.38(29)	Fourth Amendment to Luna Innovations Lease of Riverside Center, dated March 21, 2013, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated (Exhibit 10.2)
10.39(30)**
Amendment No. 6 to the Intuitive-Luna Development and Supply Agreement, dated December 15, 2012, by and between Luna Innovations Incorporated and Intuitive Surgical Operations, Inc., a successor in interest to Intuitive Surgical, Inc. (Exhibit 10.2)

10.40(30)**
Amendment No. 7 to the Intuitive-Luna Development and Supply Agreement, entered into on June 28, 2013, by and between Luna Innovations Incorporated and Intuitive Surgical Operations, Inc., a successor in interest to Intuitive Surgical, Inc. (Exhibit 10.3)

10.41(31)	Fifth Amendment to Luna Innovations Lease of Riverside Center, dated December 13, 2013, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated (Exhibit 10.44)
10.42(3)**
Cross-License Agreement by and among Luna Innovations Incorporated and Luna Technologies, Inc., and Intuitive Surgical Operations, Inc., and Intuitive Surgical international, Ltd., dated as of January 17, 2014 (Exhibit 10.2)

10.43(3)**	Consent, Release and Fifth Loan Modification Agreement between Luna Innovations incorporated and Silicon Valley Bank dated as of January 21, 2014 (Exhibit 10.3)
10.44(32)	Sixth Amendment to Industrial lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014
10.45(32)	Industrial Lease Agreement by and between The Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014
10.46(32)	Lease Agreement by and between SBA Tenant, LLC and Luna Innovations Incorporated dated November 2014
10.47(33)
Joinder, Consent, and Sixth Loan Modification Agreement between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank, dated as of May 8, 2015 (Exhibit 10.1)

10.48(34)
Joinder, Consent, and Sixth Loan Modification Agreement between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank, dated as of September 29, 2015 (Exhibit 10.1)

10.49(35)	First Amendment to Industrial Lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovation Incorporated, dated January 20, 2015 (Exhibit 10.3)
10.50(35)	Sixth Amendment to Luna Innovations Lease of Riverside Center, dated January 20, 2015, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated (Exhibit 10.4)
10.51(35)**	2015 Senior Management Incentive Compensation Plan (Exhibit 10.5)
10.52(36)	Amended and Restated Non-Employee Director Compensation Policy, dated June 30, 2015 (Exhibit 10.1)
10.53(37)	Fifth Amendment to Commercial Lease by and between Canvasback Real Estate and Investments, LLC and the Registrant, dated as of August 5, 2015 (Exhibit 10.2)
10.54(38)
Addendum to Asset Purchase Agreement, by and among Luna Innovations Incorporated, Intuitive Surgical Operations, Inc. and Intuitive Surgical International, Ltd., dated as of December 22, 2015 (Exhibit 10.1)

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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the years ended December 31, 2015 and 2014 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (v) Notes to audited Consolidated Financial Statements.

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

(3)
Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 13, 2014. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

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

(8)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed with the Securities and Exchange Commission on May 10, 2010. The number in parentheses indicates the corresponding exhibit number in such Form 8-K.

(9)
Incorporated by reference to the exhibit to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 19, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(10)	Reserved.

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

(32)
Incorporated by reference to the exhibit to the Registrant's Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 16, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(33)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on May 11, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(34)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on October 5, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(35)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on May 14, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(36)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on August 14, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(37)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on November 13, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(38)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, Commission File No. 000-52008, filed on December 29, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

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
Dale E. Messick Chief Financial Officer
March 29, 2016
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott A. Graeff and Dale E. Messick, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ My E. Chung	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2016
My E. Chung
/s/ Dale E. Messick	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2016
Dale E. Messick
/s/ Michael W. Wise	Director	March 29, 2016
Michael W. Wise
/s/ Donald Pastor	Director	March 29, 2016
Donald Pastor
/s/ John B. Williamson III	Director	March 29, 2016
John B. Williamson III
/s/ Ettore J. Coringrato, Jr.	Director	March 29, 2016
Ettore J. Coringrato, Jr.
/s/ Gary Spiegel	Director	March 29, 2016
Gary Spiegel
/s/ Richard W. Roedel	Chairman of the Board of Directors	March 29, 2016
Richard W. Roedel