Form 10-Q
period 2016-03-31
LUNA INNOVATIONS INC
filed 2016-05-11
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2016, there were 27,644,832 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,201,456	$17,464,040
Accounts receivable, net	11,332,866	11,034,557
Inventory	8,842,792	8,863,167
Prepaid expenses and other current assets	1,765,081	1,388,439
Total current assets	37,142,195	38,750,203
Property and equipment, net	6,560,430	6,614,238
Intangible assets, net	9,915,133	10,404,312
Goodwill	2,274,112	2,274,112
Other assets	88,948	88,948
Total assets	$55,980,818	$58,131,813
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,833,333	$1,833,333
Current portion of capital lease obligations	49,175	31,459
Accounts payable	4,222,445	4,054,425
Accrued liabilities	7,459,549	8,304,686
Deferred revenue	1,202,018	1,109,759
Total current liabilities	14,766,520	15,333,662
Long-term deferred rent	1,520,057	1,564,229
Long-term debt obligations	3,833,333	4,291,667
Long-term capital lease obligations	154,661	35,237
Total liabilities	20,274,571	21,224,795
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $ 0.001, 1,321,514 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	1,322	1,322
Common stock, par value $ 0.001, 100,000,000 shares authorized, 27,644,832 shares issued, 27,477,181 shares outstanding at March 31, 2016 and December 31, 2015	28,198	28,178
Less treasury stock at cost, 167,652 shares at March 31, 2016 and December 31, 2015	(184,934)	(184,934)
Additional paid-in capital	81,741,900	81,461,907
Accumulated deficit	(45,880,239)	(44,399,455)
Total stockholders’ equity	35,706,247	36,907,018
Total liabilities and stockholders’ equity	$55,980,818	$58,131,813
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Revenues:
Technology development	$3,723,262	$2,875,515
Products and licensing	10,263,753	2,463,587
Total revenues	13,987,015	5,339,102
Cost of revenues:
Technology development	2,846,723	2,083,624
Products and licensing	6,296,685	966,689
Total cost of revenues	9,143,408	3,050,313
Gross profit	4,843,607	2,288,789
Operating expense:
Selling, general and administrative	4,645,282	4,569,107
Research, development and engineering	1,550,491	334,891
Total operating expense	6,195,773	4,903,998
Operating loss	(1,352,166)	(2,615,209)
Other income/(expense):
Other income, net	3,940	—
Interest expense	(86,173)	(9,137)
Total other expense	(82,233)	(9,137)
Loss before income taxes	(1,434,399)	(2,624,346)
Income tax expense	25,175	2,808
Net loss	(1,459,574)	(2,627,154)
Preferred stock dividend	21,210	26,560
Net loss attributable to common stockholders	$(1,480,784)	$(2,653,714)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.18)
Weighted average common shares and common equivalent shares outstanding:
Basic and diluted	27,477,181	15,117,679
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cash flows used in operating activities
Net loss	$(1,459,574)	$(2,627,154)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	939,799	165,081
Share-based compensation	258,803	271,077
Change in assets and liabilities
Accounts receivable	(298,309)	871,779
Inventory	20,375	(443,061)
Other current assets	(376,642)	68,758
Accounts payable and accrued expenses	(721,289)	1,341,352
Deferred revenue	92,259	(49,163)
Net cash used in operating activities	(1,544,578)	(401,331)
Cash flows used in investing activities
Acquisition of property and equipment	(138,099)	(18,321)
Intangible property costs	(101,467)	(11,131)
Net cash used in investing activities	(239,566)	(29,452)
Cash flows used in financing activities
Payments on capital lease obligations	(20,106)	(17,286)
Payments of debt obligations	(458,334)	(375,000)
Proceeds from the exercise of options	—	2,515
Net cash used in financing activities	(478,440)	(389,771)
Net decrease in cash and cash equivalents	(2,262,584)	(820,554)
Cash and cash equivalents—beginning of period	17,464,040	14,116,969
Cash and cash equivalents—end of period	$15,201,456	$13,296,415
Supplemental disclosure of cash flow information
Cash paid for interest	$79,220	$7,583
Cash paid for income taxes	$197,425	$2,808
Noncash investing and financing activities
Dividend on preferred stock, 19,823 shares of common stock issuable for the three months ended March 31, 2016 and 2015, respectively	$21,210	$26,560
Capital expenditures funded by capital lease borrowings	$157,246	$—
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”), headquartered in Roanoke, Virginia, was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We develop, manufacture and market fiber optic sensing, test & measurement products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. Following our merger with Advanced Photonix, Inc. ("API") in 2015 (See Note 2), we also package optoelectronic semiconductors into high speed optical receivers ("HSOR" products), custom optoelectronic subsystems and Terahertz instrumentation. We are organized into two business segments, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from operations beginning in 2005. We have historically managed our liquidity through cost reduction initiatives, debt financings, capital markets transactions and the sale of assets.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2016, and our results of operations and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of our debt approximates fair value, as we consider the floating interest rate on our credit facilities with Silicon Valley Bank ("SVB") to be at market for similar instruments. Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.
Net Loss Per Share
Basic per share data is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income, if applicable, by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential shares of common stock had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.
The effect of 6.1 million and 5.4 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the quarters ended March 31, 2016 and 2015, respectively, as they are anti-dilutive to earnings per share due to our net loss.
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments apply to several aspects of accounting for share-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. We are currently determining the transition method and assessing the impact the amendments may have on our financial condition, results of operations or cash flows as a result of adopting this standard.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to recognize in its statement of financial position an asset and liability for most leases with a term greater than 12 months. Lessees should recognize a liability to make lease payments and a right-of-use asset representing the lessee's right to use the underlying asset for the lease term. The amendment is effective for fiscal years ending after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09, as amended, supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). ASU No. 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 is currently scheduled to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASU No. 2014-09 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

2.     Merger with API
On May 8, 2015, we completed our merger with API (the "Merger") pursuant to the Agreement and Plan of Merger (the "Merger Agreement") for a total purchase consideration of $15.9 million. In accordance with the terms of the Merger Agreement, API shareholders received 0.31782 shares of our common stock for each share of API common stock they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with ASC 805, with Luna treated as the accounting acquirer. We incurred $1.8 million in Merger-related costs for the three months ended March 31, 2015. Merger-related costs are included within selling, general and administrative expenses in the Consolidated Statement of Operations. We did not incur Merger-related costs for the period ending March 31, 2016.

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
	$11,100,000

Developed technologies acquired primarily consist of API's existing technologies related to HSOR products, Optoelectronic systems, modules and components, and Terahertz solutions. The developed technologies of API were valued using both the "relief-from-royalty" method and the "multi-period excess earnings" method, under the income approach. This multi-period excess earnings method reflects the present value of the projected cash flows that are expected to be generated by the developed technologies less charges representing the contribution of other assets to those cash flows. A discount rate of 32.5% was used to discount the cash flows to the present value.

In-process research and development represents the estimated fair values of incomplete API research and development projects that had not reached technological feasibility as of the closing date of the Merger. On September 1, 2015, technologies associated with $1.6 million of in-process research and development were placed into service. In the future, the fair value of each project at the date of the closing of the Merger will be either amortized or impaired depending on whether the projects are completed or abandoned. The fair value of in-process research and development was determined using the multi-period excess earnings method. A discount rate of 37.5% was used to discount the cash flows to the present value.

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

Trade names and trademarks are considered a type of guarantee of a certain level of quality or performance represented by the Picometrix brand. Trade names and trademarks were valued using the "relief-from-royalty" method of income approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of this asset. A discount rate of 24.5% was used to discount the cash flows to the present value.

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

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the Merger had been completed on January 1, 2015. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortization expense for the intangible assets acquired, to interest expense for the new debt facility, and to eliminate the Merger transaction expenses recognized in each period. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the Merger actually occurred on January 1, 2015 or of the results of future operations of the combined business. For instance, planned or expected operational synergies following the Merger are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended March 31,
	2016	2015
	(unaudited)

Revenue	13,987,015	11,788,116

Net loss	(1,401,371)	(1,866,684)

4.	Inventory
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
Components of inventory were as follows:

	March 31, 2016	December 31, 2015
	(unaudited)
Finished goods	$1,803,706	$1,938,466
Work-in-process	1,653,633	1,227,270
Raw materials	5,385,453	5,697,431
Total inventory	$8,842,792	$8,863,167

5.    Accrued Liabilities

Accrued liabilities at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
Accrued compensation	$4,456,246	$4,719,533
Claims reserve	1,502,904	1,752,904
Accrued sub-contracts	462,259	351,847
Accrued professional fees	134,532	133,847
Accrued income tax	—	160,438
Deferred rent	145,660	137,889
Royalties	86,329	351,003
Warranty reserve	175,788	173,687
Accrued liabilities - other	495,831	523,538
Total accrued liabilities	$7,459,549	$8,304,686

6.	Debt
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
On May 8, 2015, we entered into the Sixth Loan Modification Agreement with SVB, under which we executed a new term loan in the principal amount of $6.0 million and used the proceeds principally to repay the previously outstanding indebtedness of API and other transaction related costs. The Term Loan bears interest at a floating rate of prime plus 2% and is to be repaid in 48 monthly installments of $125,000 plus accrued interest. In September 2015, we entered into the Waiver and Seventh Loan Modification Agreement, which provides an additional $1 million of available financing for purchases of equipment through December 31, 2015, provides a waiver of any breach of the minimum liquidity covenant in periods prior to the amendment, and requires us to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal balance of the Term Loan. In addition, the Waiver and Seventh Loan Modification requires us to achieve a minimum Adjusted EBITDA, as defined therein, on a quarterly basis. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of March 31, 2016, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2016, there were no events of default on the Credit Facility.
As of March 31, 2016, we have drawn all of the additional $1.0 million of available financing. The balance under the Term Loan at March 31, 2016 and December 31, 2015, was $5.7 million and $6.1 million, respectively. The effective rate of our Term Loan at March 31, 2016 was 5.5%.
The following table presents a summary of debt outstanding as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(unaudited)
Silicon Valley Bank Term Loan	$5,666,666	$6,125,000
Less: current portion	1,833,333	1,833,333
Total long-term debt	$3,833,333	$4,291,667

The schedule of remaining principal payments under our term loan is as follows:

2016	1,374,994
2017	1,833,336
2018	1,833,336
2019	625,000
$5,666,666

7.	Capital Stock and Share-Based Compensation
We recognize share-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. For restricted stock awards and restricted stock units, we recognize expense based upon the price of our underlying stock at the date of the grant. We have elected to use the Black-Scholes-Merton option pricing model to value any option or warrant awards granted. We recognize share-based compensation for such awards on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. To compute the volatility used in this model we use the historical volatility of our common stock over the expected life of options granted. The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups within our company. We also assume an expected dividend yield of zero for all periods, as we have never paid a dividend on our common stock and do not have any plans to do so in the future.

We did not issue any stock options during the three months ended March 31, 2016. The fair value of each option granted during the three months ended March 31, 2015 was estimated as of the grant date using the Black-Scholes-Merton option pricing model with the following assumptions:

Three Months Ended March 31,
2015
Risk-free interest rate	1.88%
Expected life of options (in years)	7.5
Expected stock price volatility	103%
Executive turnover rates	—%
Non-executive turnover rates	40%
Expected dividend yield	—%
A summary of the activity for our 2003 Stock Plan and 2006 Equity Incentive Plan is presented below for the three months ended March 31, 2016:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2016	3,800,728	$0.61 - $8.43	$2.17	$111,314	3,045,150	$2.39	$103,603
Granted	—	—	$—
Exercised	—	—	$—
Canceled	(133,353)	$1.18 - $2.46	$1.74
Balance, March 31, 2016	3,667,375	$0.61 - $8.43	$2.19	$46,324	3,186,718	$2.31	$45,777

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At March 31, 2016, the outstanding stock options to purchase an aggregate of 3.7 million shares had a weighted-average remaining contractual term of 5.5 years, and the exercisable stock options to purchase an aggregate of 3.2 million shares had a weighted-average remaining contractual term of 5.1 years.
For each of the three months ended March 31, 2016 and 2015 we recognized $0.3 million in share-based compensation expense, which is included in our selling, general and administrative expense in the accompanying consolidated financial statements. We expect to recognize $0.6 million in share-based compensation expense over the weighted-average remaining service period of 0.8 years for stock options outstanding as of March 31, 2016.

The following table summarizes the unvested value of our restricted stock awards:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance at January 1, 2016	669,625	$1.23	$825,159
Granted	—	$—	—
Vested	(67,125)	$1.26	(84,578)
Repurchased	—	$—	—
Forfeitures	—	$—	—
Balance at March 31, 2016	602,500	$1.23	$740,581
The following details our equity transactions during the three months ended March 31, 2016:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2016	1,321,514	1,322	27,477,181	28,178	167,652	(184,934)	81,461,907
Share-based compensation	—	—	—	—	—	—	258,803
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	21,190
Balance at March 31, 2016	1,321,514	1,322	27,477,181	28,198	167,652	(184,934)	81,741,900

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to March 31, 2016. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2016, the Series A Preferred Stock issued to Carilion has accrued $979,374 in dividends. The accrued and unpaid dividends as of March 31, 2016 will be paid by the issuance of 492,932 shares of our common stock upon Carilion’s written request.

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
Through March 31, 2016, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see

Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 29, 2016).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Revenues:
Technology development	$3,723,262	$2,875,515
Products and licensing	10,263,753	2,463,587
Total revenues	$13,987,015	$5,339,102
Technology development operating loss	$(490,315)	$(259,486)
Products and licensing operating loss	(861,851)	(2,355,723)
Total operating loss	$(1,352,166)	$(2,615,209)
Depreciation, technology development	$85,500	$73,335
Depreciation, products and licensing	$253,496	$62,829
Amortization, technology development	$73,337	$15,573
Amortization, products and licensing	$517,309	$13,343
The table below presents assets for reportable segments:

	March 31, 2016	December 31, 2015
	(unaudited)
Total segment assets:
Technology development	$19,131,725	$21,203,211
Products and licensing	36,849,093	36,928,602
Total assets	$55,980,818	$58,131,813
Property plant and equipment, and intangible assets, technology development	$2,818,808	$2,917,448
Property plant and equipment, and intangible assets, products and licensing	$15,930,867	$16,375,215
There are no material inter-segment revenues for any period presented.
The U.S. government accounted for 28% and 58% of total consolidated revenues for the three months ended March 31, 2016 and 2015, respectively.
International revenues (customers outside the United States) accounted for approximately 35% and 14% of total consolidated revenues for the three months ended March 31, 2016 and 2015, respectively.

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

In the second quarter of 2015 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period. At March 31, 2016, approximately $0.4 million of this commitment remained.
During the first quarter of 2016, we executed non-cancelable purchase orders related to our HSOR product line in the amount of $1.9 million. As of March 31, 2016, approximately $0.9 million remained outstanding under these purchase orders.
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

Overview of Our Business

We develop, manufacture and market fiber optic sensing and test & measurement products and are focused on bringing new and innovative technology solutions to measure, monitor, protect and improve critical processes in the aerospace, automotive, energy, composite, telecommunications and defense industries. As a result of our merger with API, we also package optoelectronic semiconductors into high-speed optical receivers ("HSOR" products), custom optoelectronic subsystems ("Optoelectronics" products), and Terahertz ("THz") instrumentation. Our HSOR transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data. Our Optoelectronics products are sold to scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, and temperature sensing. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and government-funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented 73% and 46% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. The change in revenue mix was primarily a result of the merger, inasmuch as the substantial majority of revenues from API's legacy business relates to product sales.
The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 27% and 54% of total revenues for the three months ended March 31, 2016 and 2015, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues have historically accounted for a large portion of total revenues, and we expect that they will continue to represent a significant portion of total revenues for the foreseeable future. The Technology Development segment revenues were $3.7 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $19.3 million at March 31, 2016 and $16.7 million at December 31, 2015. The approximate value of our Products & Licensing segment backlog was $10.9 million at March 31, 2016 and $10.7 million at December 31, 2015.
Revenues from product sales are mostly derived from the sales of our sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of revenues in the near term. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales and product development to be primarily in areas associated with our fiber optic instrumentation, test & measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and, as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.
We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses.
Reductions in government spending may impact the availability of new program awards in the future. For example, the Budget Control Act commits the U.S. government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending, or sequestration. Automatic across-the-board cuts required by sequestration could have a material adverse effect on our Technology Development segment revenues and, consequently, our results of operations. While the exact manner in which sequestration will impact our business is unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
Description of Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 27% and 54% of total revenues for the three months ended March 31, 2016 and 2015, respectively. Technology Development segment revenues declined as a percentage of total revenues following our merger with API in May 2015, as API's legacy revenues primarily consist of product revenues.
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented 73% and 46% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.
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

Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2015, as filed with the SEC on March 29, 2016. There have been no other material changes to the descriptions therein.
Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues

	Three Months Ended March 31,
	2016	2015	$ Difference	% Difference
Revenues:
Technology development	$3,723,262	$2,875,515	$847,747	29%
Products and licensing	10,263,753	2,463,587	7,800,166	317%
Total revenues	$13,987,015	$5,339,102	$8,647,913	162%
Revenues from our Technology Development segment for the three months ended March 31, 2016 increased $0.8 million, or 29%, to $3.7 million compared to $2.9 million for the three months ended March 31, 2015. The increase in Technology Development segment revenues was primarily driven by growth in our biomedical group and out intelligent systems group. In addition, Technology Development segment revenues associated with the operations of API were $0.2 million for the three months ended March 31, 2016.
Our Products and Licensing segment includes revenues from sales of test & measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, in addition to the sale of HSOR products and other optical components and sub-assemblies and THz sensing systems following our merger with API in 2015. Product and Licensing segment revenues increased $7.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Product and licensing revenues associated with the operations of API were $8.2 million for the three months ended March 31, 2016. Revenues from sales of products within our legacy operations decreased by $(0.4) million primarily due to decreased sales of telecom test & measurement products, offset by growth in sales of sensing products.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2016	2015	$ Difference	% Difference
Cost of revenues:
Technology development	$2,846,723	$2,083,624	$763,099	37%
Products and licensing	6,296,685	966,689	5,329,996	551%
Total cost of revenues	9,143,408	3,050,313	6,093,095	200%
Gross profit	$4,843,607	$2,288,789	$2,554,818	112%
The cost of Technology Development segment revenues for the three months ended March 31, 2016 increased $0.8 million, or 37%, compared to the three months ended March 31, 2015. Technology Development segment cost of revenues for the quarter ended March 31, 2016 included $0.2 million in costs associated with development activities of API. Cost of revenues of our legacy Technology Development segment operations increased $0.6 million, in accordance with the increase in revenues over the same period.

The cost of revenues associated with Products and Licensing segment increased by $5.3 million compared to the three months ended March 31, 2015. Cost of revenues associated with the inclusion of API in the quarter ended March 31, 2016 were $5.5 million, partially offset by lower product and licensing costs associated with sales of our test & measurement products.
As the product sales associated with the operations of API typically have a lower gross margin than the sales of our legacy test & measurement products, our overall gross margin for the three months ended March 31, 2016 decreased to 35% compared to 43% for the three months ended March 31, 2015.

Operating Expense

	Three Months Ended March 31,
	2016	2015	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$4,645,282	$4,569,107	$76,175	2%
Research, development and engineering	1,550,491	334,891	1,215,600	363%
Total operating expense	$6,195,773	$4,903,998	$1,291,775	26%
Our selling, general and administrative expense increased $0.1 million, or 2%, to $4.6 million for the three months ended March 31, 2016, compared to $4.6 million for the three months ended March 31, 2015.
Research, development and engineering expense increased $1.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Research, development and engineering expenses associated with the operations of API were $0.9 million for the three months ended March 31, 2016. In addition, research, development and engineering expense increased as less of our optical engineering resources were engaged in third-party funded development activities and instead worked more on internal development programs for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Interest Expense
Interest expense for the three months ended March 31, 2016 was $86,173 compared to interest expense of $9,137 during the three months ended March 31, 2015. This increase was driven primarily by a higher outstanding principal on our term loan in 2016. In connection with our merger with API in May 2015, we entered into a new term loan in the original principal amount of $6.0 million. During the three months ended March 31, 2016, our average outstanding balance on our term loan was $5.8 million. During the three months ended March 31, 2015, our average outstanding loan balance was $0.5 million.

Net Loss
As a result of our total revenues of $14.0 million offset by cost of revenues of $9.1 million, operating expenses of $6.2 million and other expense of $0.1 million during the three months ended March 31, 2016, we incurred a net loss of $1.5 million for the three months ended March 31, 2016, compared to a net loss of $2.6 million for the three months ended March 31, 2015.

Liquidity and Capital Resources
At March 31, 2016, our total cash and cash equivalents were $15.2 million.

We currently have a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we have two term loans with an aggregate original borrowing amount of $7.0 million. As of March 31, 2016, these term loans had an aggregate balance of $5.7 million. One term loan, with a balance of $0.9 million as of March 31, 2016, matures on December 1, 2018. The other term loan, with a balance of $4.8 million as of March 31, 2016, matures on May 1, 2019. The term loans bear interest at a floating rate of prime plus 2%. We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment. Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2016, we were in compliance with all covenants under the Loan and Security Agreement.

We believe that our cash balance as of March 31, 2016 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Three Months Ended March 31,
	2016	2015	$ Difference
Net cash used in operating activities	$(1,544,578)	$(401,331)	$(1,143,247)
Net cash used in investing activities	(239,566)	(29,452)	(210,114)
Net cash used in financing activities	(478,440)	(389,771)	(88,669)
Net change in cash and cash equivalents	$(2,262,584)	$(820,554)	$(1,442,030)
During the first three months of 2016, operations used $1.5 million of cash, as compared to the same period in 2015 in which operations used $0.4 million of cash. During the first three months of 2016, our net loss of $1.5 million was primarily the result of charges for depreciation and amortization of $0.9 million and share-based compensation of $0.3 million. Additionally, changes in working capital resulted in a net cash outflow of $1.3 million, principally driven by a reduction in accounts payable and accrued liabilities of $0.7 million, resulting primarily from the payment of the settlement of the API shareholder litigation and the payment of accrued royalties for product sales in 2015, an increase in other assets of $0.4 million, an increase in deferred revenue of $0.1 million and an increase of $0.3 million in accounts receivable due to the timing differences between recognizing a sale and collecting the cash payment for the sale.
During the first three months of 2015, our net loss of $(2.6) million was primarily the result of expenses recorded in relation to the merger with API of $1.8 million, charges for depreciation and amortization of $0.2 million, and share-based compensation of $0.3 million.
Our cash used in investing activities for the three months ended March 31, 2016 and 2015 included purchases of equipment and capitalized costs associated with the prosecution of patents. We expect capital spending to increase in future periods as we expand our manufacturing capacity for HSOR products.
Net cash used in financing activities during the three months ended March 31, 2016 included the repayment of the long term debt and repayments of capital lease obligations. In the aggregate, these activities resulted in net cash outflows of $0.5 million for the first three months of 2016. Net cash used in financing activities during the three months ended March 31, 2015 included the scheduled repayments of principal for our debt and lease obligations, which in the aggregate resulted in net cash outflows of $0.4 million, which were partially offset by our receipt of $2,500 upon exercise of stock options and warrants during the period.
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
We are exposed to interest rate fluctuations as a result of our term loan with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $5.7 million outstanding under the term loan as of March 31, 2016, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $57,000.
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
Foreign Currency Exchange Rate Risk
As of March 31, 2016, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are still in the process of integrating the internal control over financial reporting of API, which was acquired on May 8, 2015.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
After our announcement of the merger with API, three separate putative class action complaints were filed on behalf of API stockholders against us and members of the API board of directors, API, and API Merger Sub. Two actions (captioned Clark v. Advanced Photonix, Inc., Case No. 15-169-CB and Panzer v. Advanced Photonix, Inc., Case No. 15-214-CB) were filed in the Circuit Court for the County of Washtenaw of the State of Michigan (the "Court") and one action (captioned Henderson v. Advanced Photonix, Inc., C.A. No. 10715) was filed in the Court of Chancery for the State of Delaware (collectively, the "Stockholder Litigation"). In general, the plaintiffs in the Stockholder Litigation alleged that API's directors breached their fiduciary duties to API's stockholders by, among other things, agreeing to sell API to Luna at an inadequate price, implementing an unfair process, agreeing to certain provisions of the Merger Agreement that purportedly favored Luna and deterred alternative bids, and/or omitting material information from the Registration Statement on Form S-4 that we filed with the SEC in connection with the merger. The complaints also generally alleged that API and Luna aided and abetted the API directors' breaches of fiduciary duties. The complaints sought, among other things, an injunction against consummation of the merger and an award of costs and expenses, including a reasonable allowance for attorneys' and experts' fees. In March 2015, the parties agreed in principle to settle the Stockholder Litigation by entering into a memorandum of understanding (the "MOU"). Under the terms of the MOU, API agreed to provide additional disclosures to its stockholders, which were included in an amendment to our Registration Statement on Form S-4. In October 2015, plaintiff in the Henderson action dismissed his case with prejudice, and the Court consolidated the Clark and Panzer actions (the "Consolidated Action"). In November 2015, the parties signed a Stipulation of Settlement and submitted it to the Court for approval. On March 17, 2016, the Court issued a final order and judgment approving the settlement as set forth in the Stipulation and dismissing the Consolidated Action (the "Judgment"). The Judgment provides, among other things, a full release of all claims against the defendants related to the merger and an award of $250,000 in fees to plaintiffs' counsel. This amount has subsequently been paid in full.
For additional information regarding our legal proceedings, please refer to our Annual Report on Form 10-K for the period ended December 31, 2015, as filed with the SEC on March 29, 2016.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the SEC also contain forward-looking statements that involve risks or uncertainties. Our actual results could differ materially from those anticipated or contemplated by these forward-looking statements as a result of a number of factors, including the risks we face described below, as well as other variables that could affect our operating results. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
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
In addition, U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers the inclusion of certain claimed costs deemed to be expressly unallowable, or improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, our reputation could suffer serious harm if allegations of impropriety were made against us. In June 2015, we received a determination from the Defense Contract Management Agency (the "DCMA") of expressly unallowable costs included in our claimed costs for the 2007 contract year. As a result of that determination, DCMA assessed us penalties, interest and over billings of $1.1 million. We have appealed that assessment, and our appeal is currently pending. Depending on the outcome of this appeal, we could be required to make payments that have a material adverse effect on our financial position.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the three months ended March 31, 2016 and 2015, revenues generated under the SBIR program represented 23% and 44%, respectively, of our total revenues.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2016 , we had approximately 250 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic ("Carilion") is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 27% and 54% of our consolidated total revenues for the three months ended March 31, 2016 and 2015, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
Our contract research customer base includes government agencies, corporations and academic institutions. Our customers are not obligated to extend their agreements with us and may elect not to do so. Also, our customers’ priorities regarding funding for certain projects may change and funding resources may no longer be available at previous levels.

In addition, the Budget Control Act commits the U.S. government to reduce the federal deficit by $1.2 trillion over ten years through a combination of automatic, across-the-board spending cuts and caps on discretionary spending. This “sequestration” under the Budget Control Act, which is split equally between defense and non-defense programs, went into effect on March 1, 2013. Any spending cuts required by “sequestration” could have a material adverse effect on our Technology Development segment revenues and, consequently, our results of operations. While the exact manner in which this “sequestration” may impact our business remains unclear, funding for programs in which we participate could be reduced, delayed or canceled. Our ability to obtain new contract awards also could be negatively affected.
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
We realized a net loss of $1.5 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
We intend to continue to make investments to support our business growth, including developing new products, enhancing our existing products, obtaining important regulatory approvals, enhancing our operating infrastructure, completing our development activities and building our commercial scale manufacturing facilities. To the extent that we are unable to become or remain profitable and to finance our activities, we may require additional funds to support these initiatives and to grow our business.

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
Our gross profit margins vary among our product platforms, and are generally highest on our test & measurement products. Our overall gross profit may fluctuate from period to period as a result of a variety of factors including shifts in product mix, the introduction of new products, and decreases in average selling prices for older products. If our customers decide to buy more of our products with low gross profit margins or fewer of our products with high gross profit margins, our total gross profits could be harmed.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2016
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2016, the Series A Preferred Stock issued to Carilion has accrued $979,374 in dividends. The accrued dividend as of March 31, 2016 will be paid by the issuance of 492,932 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
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

Luna Innovations Incorporated
Date:	May 11, 2016	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	2016 Senior Management Incentive Compensation Plan.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (iv) Notes to Unaudited Consolidated Financial Statements.

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