Form 10-Q
period 2016-06-30
LUNA INNOVATIONS INC
filed 2016-08-10
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2016, there were 27,692,776 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,807,799	$17,464,040
Accounts receivable, net	11,151,791	11,034,557
Inventory	8,389,095	8,863,167
Prepaid expenses and other current assets	1,694,810	1,388,439
Total current assets	35,043,495	38,750,203
Property and equipment, net	7,362,464	6,614,238
Intangible assets, net	9,490,702	10,404,312
Goodwill	2,348,331	2,274,112
Other assets	88,948	88,948
Total assets	$54,333,940	$58,131,813
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,833,333	$1,833,333
Current portion of capital lease obligations	50,335	31,459
Accounts payable	3,889,383	4,054,425
Accrued liabilities	7,524,569	8,304,686
Deferred revenue	1,027,929	1,109,759
Total current liabilities	14,325,549	15,333,662
Long-term deferred rent	1,481,824	1,564,229
Long-term debt obligations	3,375,000	4,291,667
Long-term capital lease obligations	141,457	35,237
Total liabilities	19,323,830	21,224,795
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 27,988,103 and 27,644,832 shares issued, 27,692,776 and 27,477,181 shares outstanding at June 30, 2016 and December 31, 2015	28,241	28,178
Treasury stock at cost, 300,327 and 167,652 shares at June 30, 2016 and December 31, 2015	(341,320)	(184,934)
Additional paid-in capital	81,997,662	81,461,907
Accumulated deficit	(46,675,795)	(44,399,455)
Total stockholders’ equity	35,010,110	36,907,018
Total liabilities and stockholders’ equity	$54,333,940	$58,131,813
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues:
Technology development	$4,137,382	$3,728,271	$7,860,644	$6,603,786
Products and licensing	10,509,522	6,297,475	20,773,273	8,761,062
Total revenues	14,646,904	10,025,746	28,633,917	15,364,848
Cost of revenues:
Technology development	3,181,447	2,576,145	6,061,282	4,659,769
Products and licensing	6,294,607	3,252,627	12,558,180	4,219,317
Total cost of revenues	9,476,054	5,828,772	18,619,462	8,879,086
Gross profit	5,170,850	4,196,974	10,014,455	6,485,762
Operating expense:
Selling, general and administrative	4,581,776	5,518,656	9,227,060	10,087,609
Research, development and engineering	1,240,655	801,221	2,791,146	1,136,111
Total operating expense	5,822,431	6,319,877	12,018,206	11,223,720
Operating loss	(651,581)	(2,122,903)	(2,003,751)	(4,737,958)
Other income (expense):
Other (expense) income, net	(39,489)	4,264	(35,545)	4,109
Interest expense	(78,906)	(49,966)	(165,079)	(59,103)
Total other expense	(118,395)	(45,702)	(200,624)	(54,994)
Loss before income taxes	(769,976)	(2,168,605)	(2,204,375)	(4,792,952)
Income tax expense	1,000	—	26,175	2,808
Net loss	(770,976)	(2,168,605)	(2,230,550)	(4,795,760)
Preferred stock dividend	24,580	20,021	45,790	46,581
Net loss attributable to common stockholders	$(795,556)	$(2,188,626)	$(2,276,340)	$(4,842,341)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.03)	$(0.10)	$(0.08)	$(0.26)
Weighted average common shares and common equivalent shares outstanding:
Basic and diluted	27,557,960	21,997,768	27,517,792	18,577,006
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Cash flows used in operating activities
Net loss	$(2,230,550)	$(4,795,760)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,861,603	824,251
Share-based compensation	465,028	571,439
Bad debt expense	50,515	10,375
Change in assets and liabilities
Accounts receivable	(167,749)	(335,811)
Inventory	474,072	(1,345,687)
Other current assets	(306,371)	(358,794)
Accounts payable and accrued expenses	(1,076,784)	(1,271,686)
Deferred revenue	(81,830)	(154,189)
Net cash used in operating activities	(1,012,066)	(6,855,862)
Cash flows (used in) provided by investing activities
Acquisition of property and equipment	(1,294,775)	(50,175)
Intangible property costs	(244,198)	(123,578)
Cash acquired in business combination	—	374,517
Net cash (used in) provided by investing activities	(1,538,973)	200,764
Cash flows (used in) provided by financing activities
Payments on capital lease obligations	(32,149)	(36,406)
Payments of debt obligations	(916,667)	(5,962,355)
Repurchase of common stock	(156,386)	(33,113)
Proceeds from term loan	—	6,000,000
Proceeds from the exercise of options	—	82,516
Net cash (used in) provided by financing activities	(1,105,202)	50,642
Net decrease in cash and cash equivalents	(3,656,241)	(6,604,456)
Cash and cash equivalents—beginning of period	17,464,040	14,116,969
Cash and cash equivalents—end of period	$13,807,799	$7,512,513
Supplemental disclosure of cash flow information
Cash paid for interest	$157,371	$31,474
Cash paid for income taxes	$198,425	$2,808
Non-cash investing and financing activities
Shares of common stock issued for business combination	—	11,872,557
Dividend on preferred stock, 39,646 shares of common stock issuable for the six months ended June 30, 2016 and 2015, respectively	$45,790	$46,581
Capital expenditures funded by capital lease borrowings	$157,246	$—
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2016, results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016.
Business Combinations
We apply the provisions of Accounting Standards Codification 805, Business Combinations ("ASC 805"), in the accounting for acquisitions. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. Any and all adjustments have been made as of the reporting period reflected in this report. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our Consolidated Statements of Operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include: future expected cash flows from product sales; customer contracts and acquired technologies; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.
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
The effect of 5.8 million and 6.4 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the three months ended June 30, 2016 and 2015, respectively, as they are anti-dilutive to earnings per share due to our net loss. The effect of 5.7 million and 5.9 million common stock equivalents are not included for the six months ended June 30, 2016 and 2015, respectively, as they are considered anti-dilutive to earnings per share due to our net loss.
Recently Issued Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board ("FASB") amended the FASB Accounting Standards Codification and created a new Topic 606, and issued Accounting Standards Update ("ASU") No. 2016-10, Revenue from contracts with customers: Identifying Performance Obligations and Licensing. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification, and is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently determining the transition method and assessing the impact the amendments may have on our financial condition, results of operations or cash flows as a result of adopting this standard.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments apply to several aspects of accounting for share-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. We are currently determining the transition method and assessing the impact the amendments may have on our financial condition, results of operations or cash flows as a result of adopting this standard.
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
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment is effective for fiscal years beginning after December 15, 2015 and requires acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, an entity is to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We adopted this standard for periods beginning January 1, 2016 and did not experience a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We adopted this standard for periods beginning January 1, 2016 and did not experience a significant impact on our consolidated financial statements.

2.     Merger with API
On May 8, 2015, we completed our merger with API (the "Merger") pursuant to the Agreement and Plan of Merger (the "Merger Agreement") for a total purchase consideration of $15.9 million. In accordance with the terms of the Merger Agreement, API shareholders received 0.31782 shares of our common stock for each share of API common stock they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with ASC 805, with Luna treated as the accounting acquirer. We incurred $1.7 million and $3.5 million in Merger-related costs for the three and six months ended June 30, 2015, respectively. Merger-related costs are included within selling, general and administrative expenses in the Consolidated Statement of Operations. We did not incur Merger-related costs for the three and six months ended June 30, 2016.
The total purchase consideration of $15.9 million consisted of the following:

Purchase Consideration
Fair value of Luna common stock issued to API shareholders	$15,671,775
Fair value of vested API options assumed by Luna	187,879
Total purchase consideration	$15,859,654

Under the acquisition method of accounting, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of assets acquired and liabilities assumed over the fair value of the acquisition consideration is recognized as a gain by the acquirer. We completed an allocation of the purchase consideration with the assistance of a third-party valuation expert, as represented in the table below.

Allocation of Purchase Consideration

Cash	$374,517
Accounts receivable	3,314,994
Inventory	5,246,000
Other current assets	541,726
Property and equipment	3,601,850
Identifiable intangible assets	11,100,000
Goodwill	2,348,331
Other assets	86,953
Accounts payable and accrued expenses	(5,508,789)
Debt	(5,212,355)
Other liabilities	(33,573)
Total purchase consideration	$15,859,654

The identifiable intangible assets acquired and their estimated lives were as follows:

	Estimated Fair Value	Estimated Useful Life
Developed technology	$4,500,000	2-10 years
In-process research and development	3,900,000	Indefinite
Customer base	1,300,000	9-11 years
Trade names	1,000,000	10 years
Backlog	400,000	1 year
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

Goodwill

Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the Merger. During 2015 and the first six months of 2016, we recognized various measurement period adjustments to the value of assets acquired and liabilities assumed in the Merger. These adjustments primarily related to the estimated value of trade names acquired, certain deferred compensation and claims reserve liabilities assumed, with an offsetting increase to the recorded value of goodwill.

Goodwill as of January 1, 2014	$—
Goodwill recorded at acquisition date of API	614,184
Measurement period adjustments	1,659,928
Goodwill as of December 31, 2015	$2,274,112
Measurement period adjustments	74,219
Goodwill as of June 30, 2016	$2,348,331

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the Merger had been completed on January 1, 2015. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, amortization expense for the intangible assets acquired, interest expense for the new debt facility, and elimination of the Merger-related transaction expenses recognized in each period. The pro forma data is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the Merger actually occurred on January 1, 2015 or the results of future operations of the combined business. For instance, planned or expected operational synergies following the Merger are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Revenue	$14,647	$12,444	$28,634	$24,232

Net loss	$(739)	$(1,818)	$(2,116)	$(3,889)

4.	Inventory
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
Components of inventory were as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Finished goods	$3,837,604	$1,938,466
Work-in-process	1,304,509	1,227,270
Raw materials	3,246,982	5,697,431
Total inventory	$8,389,095	$8,863,167

5.    Accrued Liabilities

Accrued liabilities at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
Accrued compensation	$4,508,246	$4,719,533
Claims reserve	1,577,123	1,752,904
Accrued sub-contracts	421,199	351,847
Accrued professional fees	101,419	133,847
Accrued income tax	—	160,438
Deferred rent	153,946	137,889
Royalties	152,763	351,003
Warranty reserve	179,925	173,687
Accrued liabilities - other	429,948	523,538
Total accrued liabilities	$7,524,569	$8,304,686

6.	Debt
Silicon Valley Bank Facility
We currently have a Loan and Security Agreement with SVB under which we have a term loan with an original borrowing amount of $6.0 million (the “Term Loan” or “Credit Facility”). Prior to the amendment to the Credit Facility in connection with our Merger with API as described above, the Term Loan was to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and unless earlier terminated, was scheduled to mature on May 1, 2015. The Term Loan carried a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%.
On May 8, 2015, we entered into the Sixth Loan Modification Agreement with SVB, under which we executed a new term loan in the principal amount of $6.0 million and used the proceeds principally to repay the previously outstanding indebtedness of API and other transaction related costs. The Term Loan bears interest at a floating rate of prime plus 2% and is to be repaid in 48 monthly installments of $125,000 plus accrued interest. In September 2015, we entered into the Waiver and Seventh Loan Modification Agreement, which provides an additional $1 million of available financing for purchases of equipment through December 31, 2015, provides a waiver of any breach of the minimum liquidity covenant in periods prior to the amendment, and requires us to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal balance of the Term Loan. In addition, the Waiver and Seventh Loan Modification requires us to achieve a minimum Adjusted EBITDA, as defined therein, on a quarterly basis. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of June 30, 2016, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of June 30, 2016, there were no events of default on the Credit Facility.
As of June 30, 2016, we have drawn all of the additional $1.0 million of available financing. The balance under the Term Loan at June 30, 2016 and December 31, 2015, was $5.2 million and $6.1 million, respectively. The effective rate of our Term Loan at June 30, 2016 was 5.5%.
The following table presents a summary of debt outstanding as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(unaudited)
Silicon Valley Bank Term Loan	$5,208,333	$6,125,000
Less: current portion	1,833,333	1,833,333
Total long-term debt	$3,375,000	$4,291,667

The schedule of remaining principal payments under our term loan is as follows:

2016	916,661
2017	1,833,336
2018	1,833,336
2019	625,000
$5,208,333

7.	Capital Stock and Share-Based Compensation
We recognize share-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. For restricted stock awards and restricted stock units, we recognize expense based upon the price of our underlying stock at the date of the grant. We have elected to use the Black-Scholes-Merton option pricing model to value any option or warrant awards granted. We recognize share-based compensation for such awards on a straight-line basis over the requisite service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. To compute the volatility used in this model we use the historical volatility of our common stock over the expected life of options granted. The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups within our company. We also assume an expected dividend yield of zero for all periods, as we have never paid a dividend on our common stock and do not have any plans to do so in the future.
The fair value of each option granted during the six months ended June 30, 2016 and 2015 was estimated as of the grant date using the Black-Scholes-Merton option pricing model with the following assumptions:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.5%	1.88%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	73%	103%
Executive turnover rates	—%	—%
Non-executive turnover rates	14%	40%
Expected dividend yield	—%	—%
A summary of the activity for our 2003 Stock Plan, 2006 Equity Incentive Plan and 2016 Equity Incentive Plan is presented below for the six months ended June 30, 2016:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2016	3,800,728	$0.61 - $8.43	$2.17	$111,314	3,045,150	$2.39	$103,603
Granted	20,000	$1.15	$1.15
Canceled	(525,726)	$1.18 - $7.30	$2.35
Balance, June 30, 2016	3,295,002	$0.61 - $7.30	$2.14	$64,918	2,891,233	$1.93	$62,644

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At June 30, 2016, the outstanding stock options to purchase an aggregate of 3.3 million shares had a weighted-average remaining contractual term of 5.2 years, and the exercisable stock options to purchase an aggregate of 2.9 million shares had a weighted-average remaining contractual term of 4.9 years.
For the six months ended June 30, 2016 and 2015 we recognized $0.5 million and $0.6 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated financial statements. We expect to recognize $0.5 million in share-based compensation expense over the weighted-average remaining service period of 1.0 years for stock options outstanding as of June 30, 2016.

The following table summarizes the unvested value of our restricted stock awards:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance at January 1, 2016	$669,625	$1.23	$823,639
Granted	319,000	$1.15	572,700
Vested	(303,246)	$1.25	(379,058)
Repurchased	(73,675)	$1.14	(83,990)
Balance at June 30, 2016	$611,704	$1.18	$933,291

The following details our equity transactions during the six months ended June 30, 2016:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2016	1,321,514	1,322	27,477,181	28,178	167,652	(184,934)	81,461,907
Share-based compensation	—	—	—	—	—	—	465,028
Non-cash compensation	—	—	—	24	—	—	24,976
Stock dividends to Carilion Clinic(1)	—	—	—	39	—	—	45,751
Repurchase of common stock	—	—	—	—	132,675	(156,386)	—
Balance at June 30, 2016	1,321,514	1,322	27,477,181	28,241	300,327	(341,320)	81,997,662

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to June 30, 2016. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2016, the Series A Preferred Stock issued to Carilion has accrued $1,003,954 in dividends. The accrued and unpaid dividends as of June 30, 2016 will be paid by the issuance of 512,755 shares of our common stock upon Carilion’s written request.

Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2,000,000 of our common stock through May 31, 2017. Our stock repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The following chart details our share repurchases during each month since the adoption of the stock repurchase program:

	Total Number of Shares Repurchased	Average Price Paid per Share
April 2016	—	—
May 2016	—	—
June 2016	59,000	$1.22
We currently maintain these repurchased shares as treasury stock.

8.	Operating Segments
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
Through June 30, 2016, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 29, 2016).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues:
Technology development	$4,137,382	$3,728,271	$7,860,644	$6,603,786
Products and licensing	10,509,522	6,297,475	20,773,273	8,761,062
Total revenues	$14,646,904	$10,025,746	$28,633,917	$15,364,848
Technology development operating income (loss)	$313,208	$(1,096,127)	$(177,108)	$(2,947,684)
Products and licensing operating loss	(964,789)	(1,026,776)	(1,826,643)	(1,790,274)
Total operating loss	$(651,581)	$(2,122,903)	$(2,003,751)	$(4,737,958)
Depreciation, technology development	$91,127	$104,217	$186,784	$203,854
Depreciation, products and licensing	$263,514	$189,276	$517,011	$225,803
Amortization, technology development	$44,501	$37,434	$117,838	$57,222
Amortization, products and licensing	$522,660	$328,242	$1,039,969	$337,371
The table below presents assets for reportable segments:

	June 30, 2016	December 31, 2015
	(unaudited)
Total segment assets:
Technology development	$16,672,200	$21,203,211
Products and licensing	37,587,521	36,928,602
Total assets	$54,333,940	$58,131,813
Property plant and equipment, and intangible assets, technology development	$2,798,472	$2,917,448
Property plant and equipment, and intangible assets, products and licensing	$16,328,806	$16,375,215
There are no material inter-segment revenues for any period presented.
The U.S. government accounted for 28% and 37% of total consolidated revenues for the three months ended June 30, 2016 and 2015, respectively, and for 28% and 45% of total consolidated revenues for the six months ended June 30, 2016 and 2015, respectively.
International revenues (customers outside the United States) accounted for approximately 29% and 17% of total consolidated revenues for the three months ended June 30, 2016 and 2015, respectively, and approximately 32% and 16% of total consolidated revenues for the six months ended June 30, 2016 and 2015, respectively. Revenues from customers in China represented approximately 19% and 20% of total revenues for the three and six months ended June 30, 2016, respectively. No single country, outside of the United States, represented more than 10% of total revenues in the three and six months ended June 30, 2015.

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

In the second quarter of 2015 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period. At June 30, 2016, approximately $0.1 million of this commitment remained.
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
Merger with Advanced Photonix, Inc.
On May 8, 2015, we completed a merger with Advanced Photonix, Inc. ("API"), pursuant to the Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of January 30, 2015, by and among Luna, API and API Merger Sub, Inc., our wholly-owned subsidiary ("API Merger Sub"). In accordance with the terms of the Merger Agreement, upon the completion of the merger, API Merger Sub merged with and into API, with API surviving as our wholly-owned subsidiary. In the merger, former API stockholders received 0.31782 shares of our common stock for each share of API common stock they owned at the effective time of the merger. The merger is being accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations with Luna treated as the accounting acquirer.
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
We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented 72% and 63% of our total revenues for the three months ended June 30, 2016 and 2015, respectively, and 73% and 57% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. The change in revenue mix was primarily a result of the merger, inasmuch as the substantial majority of revenues from API's legacy business relates to product sales.
The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 28% and 37% of total revenues for the three months ended June 30, 2016 and 2015, respectively, and 27% and 43% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues have historically accounted for a large portion of total revenues, and we expect that they will continue to represent a significant portion of total revenues for the foreseeable future. The Technology Development segment revenues were $4.1 million and $3.7 million for the three months ended June 30, 2016 and 2015, respectively, and were $7.9 million and $6.6 million for the six months ended June 30, 2016 and 2015, respectively. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $18.6 million at June 30, 2016 and $16.7 million at December 31, 2015. The approximate value of our Products and Licensing segment backlog was $10.1 million at June 30, 2016 and $10.7 million at December 31, 2015.
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
Description of Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 28% and 37% of total revenues for the three months ended June 30, 2016 and 2015, respectively, and 27% and 43% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. Technology Development segment revenues declined as a percentage of total revenues following our merger with API in May 2015, as API's legacy revenues primarily consist of product revenues.
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented 72% and 63% of our total revenues for the three months ended June 30, 2016 and 2015, respectively, and 73% and 57%of our total revenues for the six months ended June 30, 2016 and 2015, respectively.
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

Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the period ended December 31, 2015, as filed with the Securities and Exchange Commission ("SEC") on March 29, 2016. There have been no other material changes to the descriptions therein.
Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues

	Three Months Ended June 30,
	2016	2015	$ Difference	% Difference
Revenues:
Technology development	$4,137,382	$3,728,271	$409,111	11%
Products and licensing	10,509,522	6,297,475	4,212,047	67%
Total revenues	$14,646,904	$10,025,746	$4,621,158	46%
Revenues from our Technology Development segment for the three months ended June 30, 2016 increased $0.4 million, or 11%, to $4.1 million compared to $3.7 million for the three months ended June 30, 2015. The increase in Technology Development segment revenues was primarily driven by growth in our biomedical group and our intelligent systems group.
Our Products and Licensing segment includes revenues from sales of test & measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, in addition to the sale of HSOR products and other optical components and sub-assemblies and THz sensing systems following our merger with API in 2015. Products and Licensing segment revenues increased $4.2 million, or 67%, to $10.5 million for the three months ended June 30, 2016 compared to $6.3 million for the three months ended June 30, 2015. The increase in Products and Licensing segment revenues was primarily driven by growth in sales of our HSOR products, specifically related to our supply agreement for our 2.5G avalanche photodiode product. API revenues were also incorporated for the full three months ended June 30, 2016, compared to the period from May 8, 2015, the closing date of the merger, through June 30, 2015, contributing to the increase in Products and Licensing segment revenues.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2016	2015	$ Difference	% Difference
Cost of revenues:
Technology development	$3,181,447	$2,576,145	$605,302	23%
Products and licensing	6,294,607	3,252,627	3,041,980	94%
Total cost of revenues	9,476,054	5,828,772	3,647,282	63%
Gross profit	$5,170,850	$4,196,974	$973,876	23%
The cost of Technology Development segment revenues for the three months ended June 30, 2016 increased $0.6 million, or 23%, to $3.2 million compared to $2.6 million for the three months ended June 30, 2015. Cost of Technology Development segment revenues grew at a higher rate than Technology Development segment revenues due to an increase in costs to complete certain development contracts related to our THz technology.
The cost of revenues associated with our Products and Licensing segment increased by $3.0 million, or 94%, to $6.3 million for the three months ended June 30, 2016 compared to $3.3 million for the three months ended June 30, 2015. Products and Licensing segment cost of revenues increased in accordance with the revenue increase over the same time period, and resulted from the gross margin of the product mix being more heavily weighted to historical API products. As the product sales associated with the operations of API typically have a lower gross margin than the sales of our legacy test & measurement products, our overall gross margin for the three months ended June 30, 2016 decreased to 35% compared to 42% for the three months ended June 30, 2015.
Operating Expense

	Three Months Ended June 30,
	2016	2015	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$4,581,776	$5,518,656	$(936,880)	(17)%
Research, development and engineering	1,240,655	801,221	439,434	55%
Total operating expense	$5,822,431	$6,319,877	$(497,446)	(8)%
Our selling, general and administrative expense decreased $0.9 million, or 17%, to $4.6 million for the three months ended June 30, 2016 compared to $5.5 million for the three months ended June 30, 2015. The decrease in selling, general and administrative expense is due to $1.7 million of merger-related costs for the three months ended June 30, 2015. In contrast, we did not incur any merger-related costs in the three months ended June30, 2016. Selling, general and administrative expenses related to API operations increased by $1.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to inclusion of API results for the full three months ended June 30, 2016.
Research, development and engineering expense increased $0.4 million, or 55%, to $1.2 million for the three months ended June 30, 2016 compared to $0.8 million for the three months ended June 30, 2015. Research, development and engineering expenses associated with the operations of API were $0.8 million for the three months ended June 30, 2016, compared to $0.3 million for the three months ended June 30, 2015. This increase was primarily driven by API operations being included for the full three months ended June 30, 2016 compared to the period from May 8, 2015 through June 30, 2015.
Interest Expense
Interest expense for the three months ended June 30, 2016 was $78,906 compared to interest expense of $49,966 during the three months ended June 30, 2015. In connection with our merger with API in May 2015, we entered into a new term loan in the original principal amount of $6.0 million. The increase in interest expense was driven primarily by the loan balance being outstanding for the full three months ended June 30, 2016 compared to the period from May 8, 2015 through June 30, 2015. During the three months ended June 30, 2016, our average outstanding balance on our term loan was $5.5 million as compared to $5.9 million for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues

	Six Months Ended June 30,
	2016	2015	$ Difference	% Difference
Revenues:
Technology development	$7,860,644	$6,603,786	$1,256,858	19%
Products and licensing	20,773,273	8,761,062	12,012,211	137%
Total revenues	$28,633,917	$15,364,848	$13,269,069	86%

Technology Development segment revenues increased $1.3 million, or 19%, to $7.9 million for the six months ended June 30, 2016 compared to $6.6 million for the six months ended June 30, 2015. Technology Development segment revenues from historical API operations were $0.5 million for the six months ended June 30, 2016 compared to $0.4 million for the six months ended June 30, 2015. The remaining $1.2 million increase in Technology Development segment revenues was experienced in our legacy business, driven primarily by growth within our biomedical and intelligent systems groups.

Products and Licensing segment revenues increased $12.0 million, or 137%, to $20.8 million for the six months ended June 30, 2016 compared to $8.8 million for the six months ended June 30, 2015. Products and Licensing segment revenues associated with the historical operations of API for the period from the closing of our merger on May 8, 2015 through June 30, 2015 were $3.6 million, compared to $16.3 million for the six months ended June 30, 2016. Products and Licensing segment revenues associated with our legacy operations decreased $0.7 million, or 13%, primarily due to decreased sales of our legacy test and measurement products.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2016	2015	$ Difference	% Difference
Cost of revenues:
Technology development	$6,061,282	$4,659,769	$1,401,513	30%
Products and licensing	12,558,180	4,219,317	8,338,863	198%
Total cost of revenues	18,619,462	8,879,086	9,740,376	110%
Gross profit	$10,014,455	$6,485,762	$3,528,693	54%

Costs of Technology Development segment revenues increased $1.4 million, or 30%, to $6.1 million for the six months ended June 30, 2016, compared to $4.7 million the six months ended June 30, 2015. This increase was primarily driven by the increase in revenues over the same period combined with costs of revenues growing at a higher rate due to an increase in the costs to complete certain development contracts related to our THz technology.

Costs of Products and Licensing segment revenues increased $8.3 million, or 198%, to $12.6 million for the six months ended June 30, 2016 compared to $4.2 million for the six months ended June 30, 2015. Products and Licensing segment costs increased in accordance with the increase in revenues over the same period, taking into account the gross margin effect of the product mix. As the product sales associated with the historical operations of API typically have a lower gross margin than the sales of our legacy test & measurement products, our overall gross margin for the six months ended June 30, 2016 decreased to 35% compared to 42% for the six months ended June 30, 2015.

Operating Expense

	Six Months Ended June 30,
	2016	2015	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$9,227,060	$10,087,609	$(860,549)	(9)%
Research, development and engineering	2,791,146	1,136,111	1,655,035	146%
Total operating expense	$12,018,206	$11,223,720	$794,486	7%

Selling, general and administrative expenses decreased $0.9 million, or 9%, to $9.2 million for the six months ended June 30, 2016 compared to $10.1 million for the six months ended June 30, 2015. The decrease in selling, general and administrative expense is due to $3.5 million of merger-related costs for the six months ended June 30, 2015. In contrast, we did not incur any merger-related costs for the six months ended June 30, 2016. Selling, general and administrative expenses related to API operations increased by $1.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to inclusion of API for the full six months ended June 30, 2016.

Research, development and engineering expense increased $1.7 million, or 146%, to $2.8 million for the six months ended June 30, 2016 compared to $1.1 million for the six months ended June 30, 2015. Research, development, and engineering expense associated with the operations of API were $1.7 million for the six months ended June 30, 2016, compared to $0.4 million for the period from May 8, 2015 through June 30, 2015. This increase was partially offset by a $0.3 million decrease in research, development and engineering expenses from our legacy operations during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Interest Expense

Interest expense for the six months ended June 30, 2016 was $0.2 million compared to interest expense of $0.1 million for the six months ended June 30, 2015. In connection with our merger with API in May 2015, we entered into a new term loan in the original principal amount of $6.0 million. During the first six months of 2016, our average outstanding loan balance was $5.7 million, and with the new loan executed in May 2015, our average outstanding loan balance for the first six months of 2015 was $3.4 million.

Liquidity and Capital Resources
At June 30, 2016, our total cash and cash equivalents were $13.8 million.

We currently have a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we have two term loans with an aggregate original borrowing amount of $7.0 million. As of June 30, 2016, these term loans had an aggregate balance of $5.2 million. One term loan, with a balance of $0.8 million as of June 30, 2016, matures on December 1, 2018. The other term loan, with a balance of $4.4 million as of June 30, 2016, matures on May 1, 2019. The term loans bear interest at a floating rate of prime plus 2%. We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment. Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. As of June 30, 2016, we were in compliance with all covenants under the Loan and Security Agreement.

We believe that our cash balance as of June 30, 2016 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Six Months Ended June 30,
	2016	2015	$ Difference
Net cash used in operating activities	$(1,012,066)	$(6,855,862)	$5,843,796
Net cash (used in) provided by investing activities	(1,538,973)	200,764	(1,739,737)
Net cash (used in) provided by financing activities	(1,105,202)	50,642	(1,155,844)
Net decrease in cash and cash equivalents	$(3,656,241)	$(6,604,456)	$2,948,215
During the first six months of 2016, operations used $1.0 million of cash, as compared to the same period in 2015 in which operations used $6.9 million of cash. During the first six months of 2016, our net loss of $2.2 million was primarily the result of charges for depreciation and amortization of $1.9 million and share-based compensation of $0.5 million. Additionally, changes in working capital resulted in a net cash outflow of $1.2 million, principally driven by a reduction in accounts payable and accrued liabilities of $1.1 million, resulting primarily from the payment of the settlement of API shareholder litigation related to the merger and the payment of accrued royalties for product sales in 2015, an increase in other assets of $0.3 million, an increase in deferred revenue of $0.1 million and an increase of $0.2 million in accounts receivable due to the timing differences between recognizing a sale and collecting the cash payment for the sale.
During the first six months of 2015, our net loss of $4.8 million was primarily the result of expenses recorded in relation to the merger with API of $3.5 million, charges for depreciation and amortization of $0.8 million, and share-based compensation of $0.6 million. Additionally, changes in working capital resulted in a net cash outflow of $2.6 million, principally driven by an increase in inventory purchases of $1.3 million in anticipation of future product revenue growth, a reduction in accounts payable and accrued liabilities of $1.3 million and an increase of $0.3 million in accounts receivable due to the timing differences between recognizing a sale and collecting the cash payment for the sale.

Our cash used in investing activities for the six months ended June 30, 2016 included purchases of equipment and capitalized costs associated with the prosecution of patents. Our cash provided by investing activities for the six months ended June 30, 2015 included $0.4 million of cash on hand at API at the time of our merger, partially offset by purchases of equipment and capitalized costs associated with the prosecution of patents. We expect capital spending to increase in future periods as we expand our manufacturing capacity for HSOR products.
Net cash used in financing activities during the six months ended June 30, 2016 included the repayment of the long term debt, repayments of capital lease obligations and repurchases of our common stock. In the aggregate, these activities resulted in net cash outflows of $1.1 million for the first six months of 2016. Net cash provided by financing activities during the six months ended June 30, 2015 included the repayment of the long term debt we assumed in connection with our merger with API, the refinancing of that debt with a new $6.0 million term loan, the scheduled repayments of principal for our debt and lease obligations, and cash we received from the exercise of employee stock options. In the aggregate, these activities resulted in net cash inflows of $0.1 million for the six months ended June 30, 2015.
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
We are exposed to interest rate fluctuations as a result of our term loan with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $5.2 million outstanding under the term loan as of June 30, 2016, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $52,000.
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
Foreign Currency Exchange Rate Risk
As of June 30, 2016, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For additional information regarding our legal proceedings, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 29, 2016, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, as filed with the SEC on May 11, 2016.

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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the six months ended June 30, 2016 and 2015, revenues generated under the SBIR program represented 23% and 33%, respectively, of our total revenues.

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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2016, we had approximately 250 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic ("Carilion") is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 27% and 43% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
We realized a net loss of $2.2 million and $4.8 million for the six months ended June 30, 2016 and 2015, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
Failure to develop, introduce and sell new products or failure to develop and implement new technologies, could adversely impact our financial results.
Our success will depend on our ability to develop and introduce new products that customers choose to buy. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. If we fail to introduce new product designs or technologies in a timely manner or if customers do not successfully introduce new systems or products incorporating our products , our business, financial condition and results of operations could be materially harmed.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2016
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2016, the Series A Preferred Stock issued to Carilion has accrued $1,003,954 in dividends. The accrued dividend as of June 30, 2016 will be paid by the issuance of 512,755 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
The following table summarizes repurchases of our common stock during June 2016. There were no purchases during April 2016 or May 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
6/1/2016 - 6/30/2016	132,675 (2)	$1.18	59,000	$1,928,020

(1) On June 9, 2016, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of up to $2.0 million of our common stock. Unless extended, the stock repurchase program expires on May 31, 2017.
(2) Includes 73,675 shares of common stock repurchased from employees to satisfy tax withholding obligations triggered upon the vesting of restricted stock awards.

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

Luna Innovations Incorporated
Date:	August 10, 2016	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2016 Equity Incentive Plan.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) Notes to Unaudited Consolidated Financial Statements.

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