Form 10-Q
period 2016-09-30
LUNA INNOVATIONS INC
filed 2016-11-10
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2016, there were 27,542,401 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,183,151	$17,464,040
Accounts receivable, net	11,976,920	11,034,557
Inventory	7,898,724	8,863,167
Prepaid expenses and other current assets	1,770,071	1,388,439
Total current assets	34,828,866	38,750,203
Property and equipment, net	7,112,535	6,614,238
Intangible assets, net	9,053,931	10,404,312
Goodwill	2,348,331	2,274,112
Other assets	88,948	88,948
Total assets	$53,432,611	$58,131,813
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,833,333	$1,833,333
Current portion of capital lease obligations	50,926	31,459
Accounts payable	3,257,014	4,054,425
Accrued liabilities	8,220,339	8,304,686
Deferred revenue	988,888	1,109,759
Total current liabilities	14,350,500	15,333,662
Long-term deferred rent	1,440,146	1,564,229
Long-term debt obligations	2,916,667	4,291,667
Long-term capital lease obligations	128,612	35,237
Total liabilities	18,835,925	21,224,795
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 27,982,877 and 27,644,832 shares issued, 27,542,401 and 27,477,181 shares outstanding at September 30, 2016 and December 31, 2015	28,262	28,178
Treasury stock at cost, 440,427 and 167,652 shares at September 30, 2016 and December 31, 2015	(509,994)	(184,934)
Additional paid-in capital	82,226,909	81,461,907
Accumulated deficit	(47,149,813)	(44,399,455)
Total stockholders’ equity	34,596,686	36,907,018
Total liabilities and stockholders’ equity	$53,432,611	$58,131,813
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues:
Technology development	$4,312,372	$3,277,442	$12,173,016	$9,881,228
Products and licensing	10,306,548	9,927,788	31,079,821	18,688,852
Total revenues	14,618,920	13,205,230	43,252,837	28,570,080
Cost of revenues:
Technology development	3,106,098	2,558,987	9,167,380	7,218,757
Products and licensing	5,903,522	5,667,170	18,461,702	9,886,557
Total cost of revenues	9,009,620	8,226,157	27,629,082	17,105,314
Gross profit	5,609,300	4,979,073	15,623,755	11,464,766
Operating expense:
Selling, general and administrative	4,567,168	4,210,718	13,793,051	13,916,545
Research, development and engineering	1,403,678	1,491,096	4,194,824	2,982,451
Total operating expense	5,970,846	5,701,814	17,987,875	16,898,996
Operating loss	(361,546)	(722,741)	(2,364,120)	(5,434,230)
Other income (expense):
Other (expense) income, net	(231)	14,765	(36,940)	(7,602)
Interest expense	(73,599)	(77,417)	(238,689)	(136,520)
Total other expense	(73,830)	(62,652)	(275,629)	(144,122)
Loss before income taxes	(435,376)	(785,393)	(2,639,749)	(5,578,352)
Income tax expense	9,702	16,296	35,877	19,104
Net loss	(445,078)	(801,689)	(2,675,626)	(5,597,456)
Preferred stock dividend	28,941	18,217	74,731	64,798
Net loss attributable to common stockholders	$(474,019)	$(819,906)	$(2,750,357)	$(5,662,254)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.26)
Weighted average common shares and common equivalent shares outstanding:
Basic and diluted	27,605,028	27,393,392	27,531,730	21,530,315
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Cash flows used in operating activities
Net loss	$(2,675,626)	$(5,597,456)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,759,877	1,548,808
Share-based compensation	665,354	846,727
Bad debt expense	255,522	10,375
Change in assets and liabilities
Accounts receivable	(1,197,885)	(328,061)
Inventory	964,443	(1,426,968)
Other current assets	(381,632)	(396,671)
Accounts payable and accrued expenses	(1,055,060)	(897,163)
Deferred revenue	(120,871)	(72,107)
Net cash used in operating activities	(785,878)	(6,312,516)
Cash flows (used in) provided by investing activities
Acquisition of property and equipment	(1,433,260)	(387,508)
Intangible property costs	(317,287)	(237,245)
Cash acquired in business combination	—	374,517
Net cash used in investing activities	(1,750,547)	(250,236)
Cash flows (used in) provided by financing activities
Payments on capital lease obligations	(44,404)	(56,629)
Payments of debt obligations	(1,375,000)	(6,337,355)
Repurchase of common stock	(325,060)	(152,713)
Proceeds from term loan	—	6,000,000
Proceeds from the exercise of options	—	82,516
Net cash used in financing activities	(1,744,464)	(464,181)
Net decrease in cash and cash equivalents	(4,280,889)	(7,026,933)
Cash and cash equivalents—beginning of period	17,464,040	14,116,969
Cash and cash equivalents—end of period	$13,183,151	$7,090,036
Supplemental disclosure of cash flow information
Cash paid for interest	$239,347	$106,998
Cash paid for income taxes	$203,305	$19,104
Non-cash investing and financing activities
Shares of common stock issued for business combination	—	11,872,557
Dividend on preferred stock, 59,469 shares of common stock issuable for the nine months ended September 30, 2016 and 2015	$74,731	$64,798
Capital expenditures funded by capital lease borrowings	$157,246	$—
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”), headquartered in Roanoke, Virginia, was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We are a leader in advanced optical technology, providing unique capabilities in high speed optoelectronics and high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing for the aerospace and automotive industries. We are organized into two business segments, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from operations beginning in 2005. We have historically managed our liquidity through cost reduction initiatives, debt financings, capital markets transactions and the sale of assets.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
The effect of 5.6 million and 6.5 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the three months ended September 30, 2016 and 2015, respectively, as they are anti-dilutive to earnings per share due to our net loss. The effect of 5.7 million and 6.2 million common stock equivalents are not included for the nine months ended September 30, 2016 and 2015, respectively, as they are considered anti-dilutive to earnings per share due to our net loss.
Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied retrospectively to all periods presented. We do not expect ASU 2016-15 will have a material impact on our financial statements.
In April 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 606, and issued ASU No. 2016-10, Revenue from contracts with customers: Identifying Performance Obligations and Licensing. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification, and is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently determining the transition method and assessing the impact the amendments may have on our financial condition, results of operations or cash flows as a result of adopting this standard.
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

2.     Merger with API
On May 8, 2015, we completed our merger with Advanced Photonix, Inc. ("API") pursuant to the Agreement and Plan of Merger (the "Merger Agreement") for a total purchase consideration of $15.9 million (the "Merger"). In accordance with the terms of the Merger Agreement, API shareholders received 0.31782 shares of our common stock for each share of API common stock they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with ASC 805, with Luna treated as the accounting acquirer. We incurred $0.1 million and $3.6 million in Merger-related costs for the three and nine months ended September 30, 2015, respectively. Merger-related costs are included within selling, general and administrative expenses in the Consolidated Statement of Operations. We did not incur Merger-related costs for the three and nine months ended September 30, 2016.
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
	$11,100,000

Amortization expense related to intangible assets was $1.7 million for the nine months ended September 30, 2016.

Goodwill

Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the Merger. During 2015 and 2016, we recognized various measurement period adjustments to the value of assets acquired and liabilities assumed in the Merger. These adjustments primarily related to the estimated value of trade names acquired, certain deferred compensation and claims reserve liabilities assumed, with an offsetting increase to the recorded value of goodwill.

Goodwill as of January 1, 2014	$—
Goodwill recorded at acquisition date of API	614,184
Measurement period adjustments	1,659,928
Goodwill as of December 31, 2015	2,274,112
Measurement period adjustments	74,219
Goodwill as of September 30, 2016	$2,348,331

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Revenue	$14,619	$13,205	$43,253	$37,437

Net loss	$(427)	$(802)	$(2,473)	$(4,691)

3.	Inventory
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
Components of inventory were as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Finished goods	$1,603,353	$1,938,466
Work-in-process	1,145,002	1,227,270
Raw materials	5,150,369	5,697,431
Total inventory	$7,898,724	$8,863,167

4.    Accrued Liabilities

Accrued liabilities at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
Accrued compensation	$4,848,062	$4,719,533
Claims reserve	1,577,123	1,752,904
Accrued sub-contracts	493,357	351,847
Accrued professional fees	223,220	133,847
Accrued income tax	—	160,438
Deferred rent	157,287	137,889
Royalties	255,719	351,003
Warranty reserve	176,338	173,687
Accrued liabilities - other	489,233	523,538
Total accrued liabilities	$8,220,339	$8,304,686

5.	Debt
Silicon Valley Bank Facility
We currently have a Loan and Security Agreement with SVB under which we have a term loan with an original borrowing amount of $6.0 million (the “Term Loan” or “Credit Facility”). Prior to the amendment to the Credit Facility in connection with our Merger with API, the Term Loan was to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears, and unless earlier terminated, was scheduled to mature on May 1, 2015. The Term Loan carried a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%.
On May 8, 2015, we entered into the Sixth Loan Modification Agreement with SVB, under which we executed a new term loan in the principal amount of $6.0 million and used the proceeds principally to repay the previously outstanding indebtedness of API and other transaction related costs. The Term Loan bore interest at a floating prime rate plus 2% and was to be repaid in 48 monthly installments of $125,000 plus accrued interest. In September 2015, we entered into the Waiver and Seventh Loan Modification Agreement, which provides an additional $1 million of available financing for purchases of equipment through December 31, 2015, which we have fully borrowed. The Waiver and Seventh Loan Modification Agreement also provides a waiver of any breach of the minimum liquidity covenant in periods prior to the amendment, and requires us to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal balance of the Term Loan. In addition, the Waiver and Seventh Loan Modification requires us to achieve a minimum Adjusted EBITDA, as defined therein, on a quarterly basis. As modified by the Seventh Loan Modification Agreement, the Term Loan bears interest at a floating prime rate plus 2% and is to be repaid in 35 monthly installments of $27,778 plus accrued interest. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of September 30, 2016, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of September 30, 2016, there were no events of default on the Credit Facility.
The balance under the Term Loan at September 30, 2016 and December 31, 2015, was $4.8 million and $6.1 million, respectively. The effective rate of our Term Loan at September 30, 2016 was 5.5%.
The following table presents a summary of debt outstanding as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(unaudited)
Silicon Valley Bank Term Loan	$4,750,000	$6,125,000
Less: current portion	1,833,333	1,833,333
Total long-term debt	$2,916,667	$4,291,667

The schedule of remaining principal payments under our term loan as of September 30, 2016 was as follows:

2016	458,328
2017	1,833,336
2018	1,833,336
2019	625,000
$4,750,000

6.	Capital Stock and Share-Based Compensation
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
The fair value of each option granted during the nine months ended September 30, 2016 and 2015 was estimated as of the grant date using the Black-Scholes-Merton option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.5%	1.88%
Expected life of options (in years)	7.5	7.5
Expected stock price volatility	73%	103%
Employee turnover rates	14%	40%
Expected dividend yield	—%	—%

A summary of the activity for our 2003 Stock Plan, 2006 Equity Incentive Plan and 2016 Equity Incentive Plan is presented below for the nine months ended September 30, 2016:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2016	3,800,728	$0.61 - $8.43	$2.17	$111,314	3,045,150	$2.39	$103,603
Granted	20,000	$1.15	$1.15
Canceled	(798,749)	$1.18 - $8.43	$2.93
Balance, September 30, 2016	3,021,979	$0.61 - $8.43	$1.96	$72,271	2,728,465	$2.03	$85,643

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At September 30, 2016, the outstanding stock options to purchase an aggregate of 3.0 million shares had a weighted-average remaining contractual term of 5.2 years, and the exercisable stock options to purchase an aggregate of 2.7 million shares had a weighted-average remaining contractual term of 4.9 years.
For the three months ended September 30, 2016 and 2015 we recognized $0.2 million and $0.3 million in share-based compensation expense, respectively, and for the nine months ended September 30, 2016 and 2015 we recognized $0.7 million and $0.8 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated financial statements. We expect to recognize $0.4 million in share-based compensation expense over the weighted-average remaining service period of 1.0 years for stock options outstanding as of September 30, 2016.

The following table summarizes the unvested value of our restricted stock awards:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance at January 1, 2016	$669,625	$1.23	$823,639
Granted	313,724	$1.15	572,700
Vested	(303,246)	$1.25	(379,058)
Repurchased	(73,675)	$1.14	(84,244)
Balance at September 30, 2016	$606,428	$1.18	$933,037

The following details our equity transactions during the nine months ended September 30, 2016:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2016	1,321,514	1,322	27,477,181	28,178	167,652	(184,934)	81,461,907
Exercise of stock options	—	—	—	—	—	—	—
Share-based compensation	—	—	337,995	—	—	—	665,354
Non-cash compensation	—	—	—	25	—	—	24,976
Stock dividends to Carilion Clinic(1)	—	—	—	59	—	—	74,672
Forfeitures of restricted stock grants	—	—	(73,675)	—	—	—	—
Repurchase of common stock	—	—	(199,100)	—	272,775	(325,060)	—
Balance at September 30, 2016	1,321,514	1,322	27,542,401	28,262	440,427	(509,994)	82,226,909

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to September 30, 2016. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2016, the Series A Preferred Stock issued to Carilion has accrued $1,032,895 in dividends. The accrued and unpaid dividends as of September 30, 2016 will be paid by the issuance of 532,578 shares of our common stock upon Carilion’s written request.

Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2,000,000 of our common stock through May 31, 2017. Our stock repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of September 30, 2016, we had repurchased a total of 199,100 shares for an aggregate purchase price of $0.2 million. The following chart details our share repurchases during each month of the quarter ended September 30, 2016:

	Total Number of Shares Repurchased	Average Price Paid per Share
July 2016	41,100	$1.24
August 2016	79,000	$1.19
September 2016	20,000	$1.21
We currently maintain these repurchased shares as treasury stock.

7.	Operating Segments
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
Through September 30, 2016, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 29, 2016).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues:
Technology development	$4,312,372	$3,277,442	$12,173,016	$9,881,228
Products and licensing	10,306,548	9,927,788	31,079,821	18,688,852
Total revenues	$14,618,920	$13,205,230	$43,252,837	$28,570,080
Technology development operating income (loss)	$295,524	$(476,179)	$(34,615)	$(3,423,863)
Products and licensing operating loss	(657,070)	(246,562)	(2,329,505)	(2,010,367)
Total operating loss	$(361,546)	$(722,741)	$(2,364,120)	$(5,434,230)
Depreciation, technology development	$87,884	$110,597	$264,549	$314,451
Depreciation, products and licensing	$300,530	$273,727	$827,660	$499,530
Amortization, technology development	$23,651	$21,026	$141,490	$78,248
Amortization, products and licensing	$486,209	$319,028	$1,526,178	$656,579
The table below presents assets for reportable segments:

	September 30, 2016	December 31, 2015
	(unaudited)
Total segment assets:
Technology development	$15,390,519	$21,203,211
Products and licensing	38,042,092	36,928,602
Total assets	$53,432,611	$58,131,813
Property plant and equipment, and intangible assets, technology development	$2,716,840	$2,917,448
Property plant and equipment, and intangible assets, products and licensing	$15,797,957	$16,375,215
There are no material inter-segment revenues for any period presented.
The U.S. government accounted for 31% and 26% of total consolidated revenues for the three months ended September 30, 2016 and 2015, respectively, and for 30% and 36% of total consolidated revenues for the nine months ended September 30, 2016 and 2015, respectively.
International revenues (customers outside the United States) accounted for approximately 22% and 31% of total consolidated revenues for the three months ended September 30, 2016 and 2015, respectively, and approximately 29% and 23% of total consolidated revenues for the nine months ended September 30, 2016 and 2015, respectively. Revenues from customers in China represented approximately 9% and 16% of total revenues for the three and nine months ended September 30, 2016, respectively. No other single country, outside of the United States, represented more than 10% of total revenues in the three and nine months ended September 30, 2015.

8.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In September 2014, we received a preliminary audit report from the Defense Contract Audit Agency (the "DCAA"), with respect to our 2007 incurred cost submission and questioning $0.8 million of claimed costs that the DCAA believes are expressly unallowable under the Federal Acquisition Regulations and, therefore, subject to potential penalty. In June 2015, we received from the Defense Contract Management Agency a final determination and demand for payment of penalties, interest, and over billing in the aggregate amount of $1.1 million. In July 2015, we filed an appeal with the Armed Services Board of

Contract Appeals. Because of the early stage of the appeal process, we are unable to estimate the amount of loss, if any, that may be realized.
In the third quarter of 2016 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period. At September 30, 2016, approximately $1.4 million of this commitment remained.
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

Overview of Our Business
We are a leader in advanced optical technology, providing unique capabilities in high speed optoelectronics and high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing for the aerospace and automotive industries. Our high-speed optical receiver ("HSOR") transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data. Our distributed fiber optic sensing products provide critical stress, strain and temperature information to designers and manufacturers working with advanced materials. Our custom optoelectronic products are sold to scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, and temperature sensing. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and government-funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented 71% and 75% of our total revenues for the three months ended September 30, 2016 and 2015, respectively, and 72% and 65% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. The change in revenue mix was primarily a result of the merger, inasmuch as the substantial majority of revenues from API's legacy business relates to product sales.
The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 29% and 25% of total revenues for the three months ended September 30, 2016 and 2015, respectively, and 28% and 35% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues have historically accounted for a large portion of total revenues, and we expect that they will continue to represent a significant portion of total revenues for the foreseeable future. The Technology Development segment revenues were $4.3 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively, and were $12.2 million and $9.9 million for the nine months ended September 30, 2016 and 2015, respectively. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $22.8 million at September 30, 2016 and $16.7 million at December 31, 2015. The approximate value of our Products and Licensing segment backlog was $10.1 million at September 30, 2016 and $10.7 million at December 31, 2015.
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
Description of Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 29% and 25% of total revenues for the three months ended September 30, 2016 and 2015, respectively, and 28% and 35% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. Technology Development segment revenues declined as a percentage of total revenues following our merger with API in May 2015, as API's legacy revenues primarily consist of product revenues.
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented 71% and 75% of our total revenues for the three months ended September 30, 2016 and 2015, respectively, and 72% and 65%of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.
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
Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues

	Three Months Ended September 30,
	2016	2015	$ Difference	% Difference
Revenues:
Technology development	$4,312,372	$3,277,442	$1,034,930	32%
Products and licensing	10,306,548	9,927,788	378,760	4%
Total revenues	$14,618,920	$13,205,230	$1,413,690	11%
Revenues from our Technology Development segment for the three months ended September 30, 2016 increased $1.0 million, or 32%, to $4.3 million compared to $3.3 million for the three months ended September 30, 2015. The increase in Technology Development segment revenues is due to a higher success rates of SBIR Phase 2 contract awards during the period from July 2015 through June 2016 than we experienced during the period from July 2014 through June 2015. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.
Our Products and Licensing segment includes revenues from sales of test & measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, in addition to the sale of HSOR products and other optical components and sub-assemblies and Terahertz sensing systems following our merger with API in 2015. Products and Licensing segment revenues increased $0.4 million, or 4%, to $10.3 million for the three months ended September 30, 2016 compared to $9.9 million for the three months ended September 30, 2015. The increase in Products and Licensing segment revenues was primarily driven by growth in sales of our test & measurement and sensing equipment.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2016	2015	$ Difference	% Difference
Cost of revenues:
Technology development	3,106,098	$2,558,987	$547,111	21%
Products and licensing	5,903,522	5,667,170	236,352	4%
Total cost of revenues	9,009,620	8,226,157	783,463	10%
Gross profit	$5,609,300	$4,979,073	$630,227	13%

The cost of Technology Development segment revenues for the three months ended September 30, 2016 increased $0.5 million, or 21%, to $3.1 million compared to $2.6 million for the three months ended September 30, 2015. The increase in cost of Technology Development segment revenues was attributable to a $0.1 million increase in direct labor costs and a $0.4 million increase in subcontractor costs incurred in order to support the growth in SBIR Phase 2 contracts awarded.
The cost of revenues associated with our Products and Licensing segment increased by $0.2 million, or 4%, to $5.9 million for the three months ended September 30, 2016 compared to $5.7 million for the three months ended September 30, 2015. Products and Licensing segment cost of revenues increased in accordance with the revenue increase over the same time period. Our overall gross margin for the three months ended September 30, 2016 and 2015 remained consistent at 38%.
Operating Expense

	Three Months Ended September 30,
	2016	2015	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$4,567,168	$4,210,718	$356,450	8%
Research, development and engineering	1,403,678	1,491,096	(87,418)	(6)%
Total operating expense	$5,970,846	$5,701,814	$269,032	5%
Our selling, general and administrative expense increased $0.4 million, or 8%, to $4.6 million for the three months ended September 30, 2016 compared to $4.2 million for the three months ended September 30, 2015. The increase in selling, general and administrative expense is due in part to $0.2 million in bad debt expense for the three months ended September 30, 2016, compared to $10,375 for the three months ended September 30, 2015. Commission expense also increased by $0.2 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due to an increase in revenues on products carrying a higher commission rate.
Research, development and engineering expense decreased $0.1 million, or 6%, to $1.4 million for the three months ended September 30, 2016 compared to $1.5 million for the three months ended September 30, 2015. The decrease was related to lower personnel costs during the three months ended September 30, 2016.
Interest Expense
Interest expense for the three months ended September 30, 2016 was $73,599 compared to interest expense of $77,417 during the three months ended September 30, 2015. During the three months ended September 30, 2016, our average outstanding balance on our term loan was $4.9 million as compared to $5.6 million for the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues

	Nine Months Ended September 30,
	2016	2015	$ Difference	% Difference
Revenues:
Technology development	$12,173,016	$9,881,228	$2,291,788	23%
Products and licensing	31,079,821	18,688,852	12,390,969	66%
Total revenues	$43,252,837	$28,570,080	$14,682,757	51%

Technology Development segment revenues increased $2.3 million, or 23%, to $12.2 million for the nine months ended September 30, 2016 compared to $9.9 million for the nine months ended September 30, 2015. Technology Development segment revenues from historical API operations were $0.8 million for each of the period from May 8, 2015 through September 30, 2015 and the nine months ended September 30, 2016. The $2.3 million increase in Technology Development segment revenues was experienced in our legacy business, driven primarily by revenue growth within our biomedical and intelligent systems groups, which increased by 62% and 41% in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, respectively, as we realized higher success rates in SBIR Phase 2 contract awards.
Products and Licensing segment revenues increased $12.4 million, or 66%, to $31.1 million for the nine months ended September 30, 2016 compared to $18.7 million for the nine months ended September 30, 2015. Products and Licensing segment revenues associated with the historical operations of API for the period from the closing of our merger on May 8, 2015 through September 30, 2015 were $11.0 million, compared to $23.5 million for the nine months ended September 30, 2016.
Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2016	2015	$ Difference	% Difference
Cost of revenues:
Technology development	9,167,380	$7,218,757	$1,948,623	27%
Products and licensing	18,461,702	9,886,557	8,575,145	87%
Total cost of revenues	27,629,082	17,105,314	10,523,768	62%
Gross profit	$15,623,755	$11,464,766	$4,158,989	36%

Costs of Technology Development segment revenues increased $1.9 million, or 27%, to $9.2 million for the nine months ended September 30, 2016, compared to $7.2 million the nine months ended September 30, 2015. This increase was primarily driven by the increase in Technology Development segment revenues over the same period combined with higher costs to complete certain API contracts in the first half of 2016.

Costs of Products and Licensing segment revenues increased $8.6 million, or 87%, to $18.5 million for the nine months ended September 30, 2016 compared to $9.9 million for the nine months ended September 30, 2015. Products and Licensing segment costs increased in accordance with the increase in Products and Licensing segment revenues over the same period, taking into account the gross margin effect of the product mix. As the product sales associated with the historical operations of API typically have a lower gross margin than the sales of our legacy test & measurement products, our overall gross margin for the nine months ended September 30, 2016 decreased to 36% compared to 40% for the nine months ended September 30, 2015.

Operating Expense

	Nine Months Ended September 30,
	2016	2015	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$13,793,051	$13,916,545	$(123,494)	(1)%
Research, development and engineering	4,194,824	2,982,451	1,212,373	41%
Total operating expense	$17,987,875	$16,898,996	$1,088,879	6%

Selling, general and administrative expenses decreased $0.1 million, or 1%, to $13.8 million for the nine months ended September 30, 2016 compared to $13.9 million for the nine months ended September 30, 2015. Selling, general and administrative expense included $3.6 million of merger-related costs for the nine months ended September 30, 2015. In contrast, we did not incur any merger-related costs for the nine months ended September 30, 2016. Selling, general and administrative expenses related to API operations increased by $3.4 million, excluding the effect of amortization expense, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to inclusion of API for the full nine months ended September 30, 2016. Amortization of intangible assets resulting from our merger with API increased $0.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The remaining decrease is due to various cost savings within the historical Luna operations.

Research, development and engineering expense increased $1.2 million, or 41%, to $4.2 million for the nine months ended September 30, 2016 compared to $3.0 million for the nine months ended September 30, 2015. Research, development, and engineering expense associated with the operations of API were $2.7 million for the nine months ended September 30, 2016, compared to $1.4 million for the period from May 8, 2015 through September 30, 2015. This increase was partially offset by a decrease in research, development and engineering expenses from our legacy operations during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Interest Expense
Interest expense for the nine months ended September 30, 2016 was $0.2 million compared to interest expense of $0.1 million for the nine months ended September 30, 2015. The increase in interest expense is due to the loan being outstanding for the full nine months ended September 30, 2016. In connection with our merger with API in May 2015, we entered into a new term loan in the original principal amount of $6.0 million. During the first nine months of 2016, our average outstanding loan balance was $5.4 million, and with the new loan executed in May 2015, our average outstanding loan balance for the first nine months of 2015 was $5.8 million.

Liquidity and Capital Resources
At September 30, 2016, our total cash and cash equivalents were $13.2 million.

We currently have a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we have two term loans with an aggregate original borrowing amount of $7.0 million. As of September 30, 2016, these term loans had an aggregate balance of $4.8 million. One term loan, with a balance of $0.8 million as of September 30, 2016, matures on December 1, 2018. The other term loan, with a balance of $4.0 million as of September 30, 2016, matures on May 1, 2019. The term loans bear interest at a floating prime rate plus 2%. We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment. Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. As of September 30, 2016, we were in compliance with all covenants under the Loan and Security Agreement.

We believe that our cash balance as of September 30, 2016 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Nine Months Ended September 30,
	2016	2015	$ Difference
Net cash used in operating activities	$(785,878)	$(6,312,516)	$5,526,638
Net cash used in investing activities	(1,750,547)	(250,236)	(1,500,311)
Net cash used in financing activities	(1,744,464)	(464,181)	(1,280,283)
Net decrease in cash and cash equivalents	$(4,280,889)	$(7,026,933)	$2,746,044
During the first nine months of 2016, operations used $0.8 million of cash, as compared to the same period in 2015 in which operations used $6.3 million of cash. During the first nine months of 2016, net cash used in operating activities consisted of our net loss of $2.7 million and a net cash outflow of $1.8 million from changes in working capital (principally driven by a reduction in accounts payable and accrued liabilities of $1.1 million, an increase in accounts receivable of $1.2 million, an increase in other assets of $0.4 million and an increase in inventory of $1.0 million), partially offset by charges for depreciation and amortization of $2.8 million, share-based compensation of $0.7 million and allowance for doubtful accounts of $0.3 million. The decrease in accounts payable and accrued liabilities and increase in inventory is primarily due to payment to several large inventory vendors as production increased with increasing revenues.

During the first nine months of 2015, net cash used in operating activities consisted of our net loss of $5.6 million and a net cash outflow of $3.1 million from changes in working capital (principally driven by an increase in inventory purchases of $1.4 million in anticipation of future product revenue growth, a reduction in accounts payable and accrued liabilities of $0.9 million, an increase in other assets of $0.4 million and an increase of $0.3 million in accounts receivable due to the timing differences between recognizing a sale and collecting the cash payment for the sale), partially offset by charges for depreciation and amortization of $1.5 million, and share-based compensation of $0.8 million.
Our cash used in investing activities for the nine months ended September 30, 2016 and 2015 included purchases of equipment and capitalized costs associated with the prosecution of patents. Cash used in investing activities increased for the nine months ended September 30, 2016 due to the acquisition of equipment to support planned growth in manufacturing and sales of our avalanche photodiode products. Our cash used in investing activities for the nine months ended September 30, 2015 included purchases of equipment and capitalized costs associated with the prosecution of patents, partially offset by $0.4 million of cash on hand at API at the time of our merger.
Net cash used in financing activities during the nine months ended September 30, 2016 included the repayment of the long term debt, repayments of capital lease obligations and repurchases of our common stock. In the aggregate, these activities resulted in net cash outflows of $1.7 million for the first nine months of 2016. Net cash used in financing activities during the nine months ended September 30, 2015 included the repayment of the long term debt we assumed in connection with our merger with API, the refinancing of that debt with a new $6.0 million term loan, the scheduled repayments of principal for our debt and lease obligations, and cash we received from the exercise of employee stock options. In the aggregate, these activities resulted in net cash outflows of $0.5 million for the nine months ended September 30, 2015.
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
We are exposed to interest rate fluctuations as a result of our term loan with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $4.8 million outstanding under the term loan as of September 30, 2016, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $48,000.
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
Foreign Currency Exchange Rate Risk
As of September 30, 2016, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our legal proceedings, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 29, 2016, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, as filed with the SEC on May 11, 2016.

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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the nine months ended September 30, 2016 and 2015, revenues generated under the SBIR program represented 24% and 26%, respectively, of our total revenues.

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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2016, we had approximately 250 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic ("Carilion") is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 28% and 35% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
We realized a net loss of $2.7 million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we expect to incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2016
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2016, the Series A Preferred Stock issued to Carilion has accrued $1,032,895 in dividends. The accrued dividend as of September 30, 2016 will be paid by the issuance of 532,578 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
The following table summarizes repurchases of our common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
7/1/2016-7/31/2016	41,100	$1.24	41,100	$1,877,062
8/1/2016-8/31/2016	79,000	$1.19	79,000	$1,783,316
9/1/2016-9/30/2016	20,000	$1.21	20,000	$1,759,184
Total	140,100	$1.20	140,100	$1,759,184

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

Luna Innovations Incorporated
Date:	November 10, 2016	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) Notes to Unaudited Consolidated Financial Statements.

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