Form 10-K
period 2016-12-31
LUNA INNOVATIONS INC
filed 2017-03-20
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based upon the closing price of Common Stock on such date as reported by the NASDAQ Capital Market, was approximately $29.8 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 15, 2017 there were 27,541,277 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2017 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2016, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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
We have proprietary rights to a number of trademarks used in this Annual Report which are important to our business. Solely for convenience, the trademarks and trade names in this prospectus are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

PART I

ITEM 1.    BUSINESS
Company Overview and Business Model

Luna Innovations Incorporated ("we" or the "Company") is a leader in advanced optical technology, providing unique capabilities in high speed optoelectronics and high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing for the aerospace and automotive industries. Our high-speed optical receiver ("HSOR") transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data. Our distributed fiber optic sensing products provide critical stress, strain and temperature information to designers and manufacturers working with advanced materials. Our custom optoelectronic products are sold to scientific or industrial instrumentation manufacturers and to defense contractors for various applications such as metrology, missile guidance, flame monitoring, and temperature sensing. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 72% and 69% of our total revenues for the years ended December 31, 2016 and 2015, respectively. For 2016, ZTE Kangxun Telecom, Inc. accounted for approximately 16% of our Products and Licensing segment revenues and 11% of our total revenues.
Our Technology Development segment performs applied research principally in the areas of sensing & instrumentation, advanced materials, and health sciences. Our Technology Development segment comprised approximately 28% and 31% of our total revenues for the years ended December 31, 2016 and 2015, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA").
Our SBIR research is focused on technological areas with commercial potential and we strive to commercialize any resulting scientific advancements. For the year ended December 31, 2016, approximately 24% of our total revenues were generated under the SBIR program, compared to 26% for the year ended December 31, 2015.
For the years ended December 31, 2016 and 2015, 28% and 34%, respectively, of our total revenues were derived from the U.S. government.
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
API was a leading test & measurement company that packaged optoelectronic semiconductors into high-speed optical receivers, custom optoelectronic sub systems and Terahertz instrumentation, serving the test & measurement, telecommunications, military/aerospace and medical markets. API had manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan, both of which have remained in operation following the merger.
Our results of operations for the year ended December 31, 2015, include the results associated with the operations of API from the closing of our merger on May 8, 2015 through December 31, 2015.
Products and Licensing
In addition to the operations of API acquired in May 2015, our Products and Licensing segment includes the sale of fiber optic test & measurement instruments. We have been successful in developing and marketing fiber optic test & measurement products which provide solutions primarily for the telecommunications industry marketed under the Luna Technologies brand. In 2011, we also introduced our ODiSI platform of products for distributed sensing of strain and temperature utilizing optical fiber.
Our key initiatives for long term growth are to become a leading provider of fiber optic strain and temperature sensing systems and standard test methods based upon the ODiSI product platform and to be a leading supplier of HSOR products in the expanding telecommunications markets, principally in Asia. Our primary product lines in our Products and Licensing segment are described in more detail below.
Test & Measurement, Sensing, and Instrumentation Products
Test & Measurement Equipment for Fiber Optic Components and Sub-Assemblies
Our product lines in the test & measurement domain include our Optical Vector Analyzer, our Optical Backscatter Reflectometer, and the Phoenix family of tunable lasers.
Historically, our test & measurement products have primarily served the telecommunications industry, as well as valuable applications in other fields. Our test & measurement products test and monitor the integrity of fiber optic network components and sub-assemblies. These products are designed for manufacturers and suppliers of optical components and sub-assemblies and allow them to reduce development, test and production costs and improve the quality of their products. Most manufacturers and suppliers of optical components and modules currently use a combination of different types of optical test equipment to identify and measure failures in optical networks, such as bad splices, bends, crimps and other reflective and non-reflective events that can cause defects and negatively impact product performance. Our optical test equipment products replace the need to employ multiple test products by addressing all stages of the end user’s product development lifecycle, including design verification, component qualification, assembly process verification and failure analysis.
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
High Speed Optical Receivers
Our HSOR transmission products include, among other things, 100G optical receivers and 10G avalanche photodiodes. These products are deployed in the internet communications equipment infrastructure to enable the high-speed bandwidth necessary to support video and data for television, computers, tablets or smart phones anytime and anywhere. Our communication test & measurement products are used to develop, manufacture and test optical communication components and equipment used in the telecom/datacom infrastructure.
Optoelectronic Solutions
Our optoelectronics products are sold to a number of scientific instrumentation manufacturers and defense contractors for various applications such as metrology, missile guidance, flame monitoring, temperature sensing, particle detection, color sensing, infrared detection, and many other applications that can only be done through optical sensing.
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
We market our HSOR, optoelectronic, and THz products primarily as components or sub-assemblies to original equipment manufacturers through a mix of technical sales engineers, value added resellers, and independent sales representatives. We market these products and capabilities through industry specific channels, including the internet, industry trade shows, and in print through trade journals.
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
Although we conduct our applied research on a fee-for-service basis for third parties, we seek to retain full or partial rights to the technologies and patents developed under those contracts and to continuously enlarge and strengthen our intellectual property portfolio. New technology that we develop may complement existing technologies and enable us to develop applications and products that were not previously possible. In addition, the technologies we develop may also be applicable to commercial markets beyond the scope of the applications originally contemplated in the contract research stage, and we endeavor to capture the value of those opportunities. Funded research and development within this business segment was $16.8 million and $13.6 million for the years ended December 31, 2016 and 2015, respectively.
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
Currently, we own or license approximately 226 U.S. and international patents and approximately 282 U.S. and international patent applications, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. Our issued patents generally have terms that are scheduled to expire between 2017 and 2030. The patents scheduled to expire in 2017 are not expected to have a significant impact on our revenues or results of operations. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

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

VTIP Patents
We have licensed, on an exclusive basis, two U.S. patents from Virginia Tech Intellectual Properties, Inc. (“VTIP”) to commercialize fullerenes and tri-metal nitride endohedral fullerene (“Trimetasphere”) nanomaterials for all fields of human endeavor. These patents expire in December 2019 and December 2022.

Coherent Patents
We have licensed, on a non-exclusive basis, several U.S. patents and other intellectual property rights owned or controlled by Coherent, Inc., related to the manufacturing, using, importing, selling and offering for sale of Coherent’s “Iolon” brand of swept tunable lasers, which we market under our “Phoenix” brand. These patents expire between 2020 and 2025.

Shape Sensing Patents

As a part of our sale of assets associated with our fiber optic shape sensing technology in the medical field to Intuitive Surgical, Inc. ("Intuitive"), we transferred our related patents to Intuitive. Also as a part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. Two U.S. patents that we now license back from Intuitive cover the use of optical frequency domain reflectometry and multiple, closely spaced Bragg gratings for shape sensing, and the use of the inherent scatter as a strain sensor for shape sensing. These two patents expire in July 2025. We also have a license back from Intuitive for a patent application that covers certain refinements to the measurements covered in the first two patents, which are necessary in order to achieve the necessary accuracies for medical and other applications. This patent application was filed in the United States, the European Patent Office, China, India, Russia, Brazil, Japan and Indonesia. These patents and patent applications can support other nonmedical applications of our fiber optic shape sensing technology.
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

Virginia Tech
Our nanomaterials activity is focused on Trimetasphere materials. The Trimetasphere nanomaterial is a carbon sphere with three metal atoms and a nitrogen atom enclosed. We have obtained an exclusive license from VTIP to commercialize Trimetasphere nanomaterials under two U.S. patents for all fields of human endeavor. The term of this license ends upon the last expiration date of the underlying patents, which is December 2022. The license provides for certain royalties to be paid as a percentage of our net sales, certain percentages of amounts received from any of our sublicensees and certain milestone payments based on product development phases. We reimburse VTIP for patent costs incurred under the license. VTIP may terminate the license for cause. We may terminate the license at any time for any reason on 60 days' notice.
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
Coherent
In December 2006, we entered into an asset transfer and license agreement with Coherent. Under the agreement, we acquired the rights to manufacture Coherent’s “Iolon” brand of swept tunable lasers as well as certain manufacturing equipment and inventory previously used by Coherent to manufacture the lasers. We continue to enhance, produce, and market these lasers under our “Phoenix” brand. Under this agreement, Coherent granted non-exclusive licenses to us for certain U.S. patents and other intellectual property rights owned or controlled by Coherent for making, having made, using, importing, selling and offering for sale the lasers. This agreement expired in 2016. However, the patent licenses became fully paid and perpetual, as we fulfilled our royalty obligations during the 10-year period and the license to the other intellectual property rights is perpetual. These U.S. patents expire between 2020 and 2025. As consideration, we agreed to pay Coherent a total of $1.3 million over a period of two years and royalty payments on net sales of products sold by us that incorporate the lasers or that are manufactured using the intellectual property covered by the licenses. We paid Coherent royalty fees of approximately $70,000 for both 2016 and 2015. We also agreed to sell Coherent a limited number of lasers each year.
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
Government Regulation
Qualification for Small Business Innovation Research Grants
SBIR is a highly competitive program that encourages small businesses to explore their technological potential and provides them with incentives to commercialize their technologies by funding research that might otherwise be prohibitively expensive or risky for companies like us. As noted above, we presently derive a significant portion of our revenue from this program, but we must continue to qualify for the SBIR program in order to be eligible to receive future SBIR awards. The eligibility requirements are:

•
Ownership. The company must be more than 50 percent owned and controlled by U.S. citizens or permanent resident aliens, or owned by an entity that is itself more than 50 percent owned and controlled by U.S. citizens or permanent resident aliens; and

•	Size. The company, including its affiliates, cannot have more than 500 employees.
These requirements are set forth in the SBA’s regulations and are interpreted by the SBA’s Office of Hearings and Appeals. In determining whether we satisfy the more than 50% ownership requirement, agreements to merge, stock options, convertible debt and other similar instruments are given “present effect” by the SBA as though the underlying security were actually issued unless the exercisability or conversion of such securities is speculative, remote or beyond the control of the security holder. We therefore believe our outstanding options and warrants held by eligible individuals may be counted as outstanding equity for purposes of meeting the more than 50% equity ownership requirement. We believe that we are in compliance with the SBA ownership requirements.
In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2016, we, including all of our divisions, had 245 full- and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated” or have the power to control us. In determining whether firms are affiliated, the SBA evaluates factors such as stock ownership and common management, but it ultimately may make its determination based on the totality of the circumstances. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. If we grow larger, and if our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found below in “Risk Factors.”
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
Employees
As of December 31, 2016, we had approximately 245 total employees, including approximately 121 in research, development and engineering positions, approximately 78 in operations, approximately 14 in sales and marketing, and approximately 32 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
Backlog
We have historically had a backlog of contracts, primarily within our Technology Development segment, for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our backlog was $17.6 million and $16.7 million at December 31, 2016 and 2015, respectively.
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Unfunded backlog was $2.1 million and $3.3 million as of December 31, 2016 and 2015, respectively. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.
Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue within our Products and Licensing segment was $10.4 million and $10.7 million at December 31, 2016 and 2015, respectively.
Research, Development and Engineering
We incur research, development and engineering expenses that are not related to our contract performance. These expenses were $5.5 million and $4.3 million for the years ended December 31, 2016 and 2015, respectively. In addition, during these years, we spent $12.7 million and $10.4 million, respectively, on customer-sponsored research activities, which amounts are reimbursed as part of our performance of customer contracts.
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
As a part of the sale of certain assets to Intuitive, we entered into a license agreement with Intuitive pursuant to which we received rights to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. This license back to us is revocable if after notice and certain time periods, we were to (i) challenge the validity or enforceability of the transferred patents and patent applications, (ii) commercialize our fiber optical shape sensing and localization technology in the field of medicine (except to perform on a development and supply project for Hansen Medical, Inc.), (iii) violate our obligations related to our ability to sublicense in the field of medicine or (iv) violate our confidentiality obligations in a manner that advantages a competitor in the field of medicine and not cure such violation. Maintaining this license is necessary for us to conduct our fiber-optic products business, both for our telecom products and our ODiSI sensing products. If this license were to be revoked by Intuitive, we would no longer be able to market, manufacture or sell these products which could have a material adverse effect on our operations.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the year ended December 31, 2016, 24% of our total revenues were generated under the SBIR program, compared to 26% in for the year ended December 31, 2015.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2016, we had approximately 245 full and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 28% and 31% of our total revenues for the years ended December 31, 2016 and 2015, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
In particular, our historical results of operations have been subject to substantial fluctuations, and we may experience substantial period-to-period fluctuations in future results of operations. Any future downturn in the markets in which we compete could significantly reduce the demand for our products and therefore may result in a significant reduction in revenue or increase the volatility of the price of our common stock. Our revenue and results of operations may be adversely affected in the future due to changes in demand from customers or cyclical changes in the markets utilizing our products.
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
We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, inventory levels, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, cause our manufacturing to be negatively impacted by materials shortages, necessitate higher or more restrictive procurement commitments, increase our manufacturing yield loss and scrapping of excess materials, and reduce our gross margin. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past have caused, our customers to significantly reduce or delay the amount of products ordered or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand due to market downturns or other reasons would have a negative effect on our gross margin, operating income and cash flow.
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
Fluctuations and changes in customer demand are common in our business. Such fluctuations, as well as quality control problems experienced in manufacturing operations, may cause delays and disruptions in our manufacturing process and overall operations and reduce output capacity. As a result, product shipments could be delayed beyond the shipment schedules requested by our customers or could be canceled, which would negatively affect our sales, operating income, strategic position at customers, market share and reputation. In addition, disruptions, delays or cancellations could cause inefficient production which in turn could result in higher manufacturing costs, lower yields and potential excess and obsolete inventory or manufacturing equipment. In the past, we have experienced such delays, disruptions and cancellations.
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
We realized a net loss from continuing operations of $2.4 million and $6.0 million for the years ended December 31, 2016 and 2015, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
We have a term loan with Silicon Valley Bank ("SVB"), which requires us to observe certain financial and operational covenants, including maintenance of a minimum cash balance of $5.0 million, protection and registration of intellectual property rights, and certain customary negative covenants, as well as other customary events of default. If any event of default occurs SVB may declare due immediately all borrowings under our term loan and foreclose on the collateral. Furthermore, an event of default would result in an increase in the interest rate on any amounts outstanding.
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
The market for optical components and subsystems continues to be characterized by declining average selling prices resulting from factors such as increased price competition among optical component and subsystem manufacturers, excess capacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. In recent years, we have observed a significant decline of average selling prices, primarily in the telecommunications market. We anticipate that average selling prices will continue to decrease in the future in response to product introductions by competitors or by us, or in response to other factors, including price pressures from significant customers. In order to sustain profitable operations, we must, therefore, reduce the cost of our current designs or continue to develop and introduce new products on a timely basis that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our sales to decline and operating losses to increase.
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
Our success will depend on our ability to develop and introduce new products that customers choose to buy. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. If we fail to introduce new product designs or technologies in a timely manner or if customers do not successfully introduce new systems or products incorporating our products, our business, financial condition and results of operations could be materially harmed.
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
Carilion Clinic holds approximately 3.5 million shares of our common stock (including approximately 1.3 million shares issuable to Carilion upon conversion of shares of Series A Convertible Preferred Stock that Carilion holds). All of these shares have been registered for resale on a Form S-3 registration statement and, accordingly, may generally be freely sold by Carilion at any time. Any sales of these shares, or the perception that future sales of shares may occur by Carilion or any of our other significant stockholders, may have a material adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with NASDAQ’s continuing listing standards in respect of our minimum stock price, as further described below.
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

The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $5.00 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

•	sales of our common stock by our significant stockholders, or the perception that such sales may occur;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or by our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	pending or threatened litigation;

•	any major change in our board of directors or management or any competing proxy solicitations for director nominees;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors;

•	a lack of, limited or negative industry or securities analyst coverage;

•	discussions of our company or our stock price by the financial and scientific press and online investor communities; and

•	general developments in our industry.

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
We lease approximately 50,000 square feet of space in Ann Arbor, Michigan, for research, development and manufacturing of our HSOR and THz product platforms. This lease expires May 31, 2021.
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
We lease approximately 4,000 square feet of space in Montreal, Canada for research and development of optoelectronic solutions. This lease expires in April 2017. We are currently evaluating whether to renew this lease or relocate these operations to another location.
We own a 24,000 square foot facility in Danville, Virginia. Our Technology Development segment primarily uses this facility for biomedical research and development and manufacturing.
We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

In June 2015, we received a letter of final determination from the DCMA regarding the allowability of certain costs we included in our billings under cost-plus type research contracts during 2007. In conjunction with the DCMA's determination of those costs as expressly unallowable under the provisions of the Federal Acquisition Regulations, the DCMA assessed penalties and interest to us totaling $1.1 million. In July 2015, we filed an appeal of the assessed penalties and interest with the Armed Services Board of Contract Appeals ("ASBCA"). A hearing was held with respect to this appeal in January 2017, and a decision has not yet been reached by ASBCA. Accordingly, the appeal remains outstanding.
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

	2016		2015
Fiscal Period	High	Low	High	Low
First Quarter	$1.25	$0.74	$1.85	$1.27
Second Quarter	$1.32	$0.97	$1.47	$0.96
Third Quarter	$1.69	$1.08	$1.30	$0.88
Fourth Quarter	$1.55	$1.22	$1.23	$0.88
We have a single class of common stock outstanding. As of March 15, 2017 there were approximately 99 stockholders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the NASDAQ Capital Market, as compared to the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price on January 1, 2012, and an equivalent amount in the NASDAQ Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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
DIVIDEND POLICY
Since our inception, we have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, our debt facility with Silicon Valley Bank restricts us from paying cash dividends on our capital stock without the bank’s prior written consent.
Unregistered Sales of Equity Securities
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through December 31, 2016, the Series A Preferred Stock issued to Carilion has accrued $1,013,442 in dividends. The accrued dividend as of December 31, 2016 will be paid by the issuance of 552,401 shares of our common stock, which we will issue at Carilion’s written request. As the Series A

Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Parties

The following table summarizes repurchases of our common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet to be Purchased Under the Program
10/1/2016-10/31/2016	—	—	—	$1,759,184
11/1/2016-11/30/2016	6,400	$1.25	6,400	$1,751,191
12/1/2016-12/31/2016	—	$—	—	$1,751,191
Total	6,400	1.25	6,400	1,751,191
(1) On June 9, 2016, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of up to $2.0 million of our common stock. Unless extended, the stock repurchase program expires on May 31, 2017.

ITEM 6.    SELECTED FINANCIAL DATA
The consolidated statement of operations data for each of the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements that do not appear in this report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements, and the historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended December 31,
In thousands, except share and per share data	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Revenues:
Technology development	$16,825	$13,599	$12,206	$11,422	$15,127
Products and licensing	42,386	30,421	9,054	6,912	8,339
Total revenues	59,211	44,020	21,260	18,334	23,466
Cost of revenues:
Technology development	12,711	10,379	9,376	8,882	10,749
Products and licensing	24,765	17,141	4,047	3,403	3,825
Total cost of revenues	37,476	27,520	13,423	12,285	14,574
Gross profit	21,735	16,501	7,837	6,049	8,892
Operating expense	23,672	22,750	12,342	14,084	13,022
Operating loss	(1,937)	(6,250)	(4,505)	(8,035)	(4,130)
Other (expense)/income, net	(36)	(10)	111	347	108
Interest expense, net	(321)	(220)	(96)	(208)	(312)
Loss from continuing operations before income tax	(2,294)	(6,480)	(4,490)	(7,896)	(4,334)
Income tax expense/(benefit)	75	(471)	(1,137)	(2,387)	(1,107)
Net loss from continuing operations	(2,369)	(6,009)	(3,353)	(5,508)	(3,227)
Income from discontinued operations, net of income taxes	—	8,326	9,347	4,705	1,843
Net (loss)/income	(2,369)	2,317	5,995	(803)	(1,384)
Preferred stock dividend	105	86	112	102	120
Net (loss)/income attributable to common stockholders	$(2,475)	$2,231	$5,883	$(905)	$(1,504)
Net loss per share from continuing operations:
Basic and diluted	$(0.09)	$(0.26)	$(0.23)	(0.38)	(0.23)
Net income per share from discontinued operations:
Basic and diluted	$—	$0.36	$0.63	0.33	0.13
Net (loss)/income per share attributable to common stockholders:
Basic and diluted	$(0.09)	$0.10	$0.40	(0.06)	(0.11)
Weighted-average shares:
Basic and diluted	27,547,217	23,026,494	14,880,697	14,336,135	13,930,267

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,802	$17,464	$14,117	$7,779	$6,340
Working capital	21,129	23,417	15,413	10,106	10,509
Total assets	54,997	58,132	27,584	19,704	20,458
Total current liabilities	15,968	15,334	8,473	7,206	9,186
Total debt	4,253	6,125	625	2,125	3,625

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
Business Overview

We are a leader in advanced optical technology, providing unique capabilities in high speed optoelectronics and high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing for the aerospace and automotive industries. Our high-speed optical receiver ("HSOR") transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data. Our distributed fiber optic sensing products provide critical stress, strain and temperature information to designers and manufacturers working with advanced materials. Our custom optoelectronic products are sold to scientific instrumentation manufacturers for various applications such as metrology, missile guidance, flame monitoring, and temperature sensing. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 72% and 69% of our total revenues for the years ended December 31, 2016 and 2015, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing & instrumentation, advanced materials, and health sciences. Our Technology Development segment comprised approximately 28% and 31% of our total revenues for the years ended December 31, 2016 and 2015, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration ("SBA"). Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $17.6 million and $16.7 million at December 31, 2016 and 2015, respectively. The approximate value of our Products and Licensing segment backlog was $10.4 million and $10.7 million at December 31, 2016 and 2015, respectively.
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

We realized net loss attributable to common stockholders of approximately $2.5 million for the year ended December 31, 2016 and net income attributable to common stockholders of approximately $2.2 million for the year ended December 31, 2015. Excluding the effects of our medical shape sensing business, which we sold in 2014, we incurred net losses from continuing operations of approximately $2.4 million and $6.0 million for the years ended December 31, 2016 and 2015, respectively.
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
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. Our Technology Development segment revenues represented approximately 28% and 31% of our total revenues for the years ended December 31, 2016 and 2015, respectively.
Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property. Products and licensing revenues represented approximately 72% and 69% of our total revenues for the years ended December 31, 2016 and 2015, respectively.
Cost of Revenues
Cost of revenues associated with Technology Development segment revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Technology Development segment activities.
Cost of revenues associated with Products and Licensing segment revenues consists of license fees for use of certain technologies, product manufacturing costs including all direct material and direct labor costs, amounts paid to our contract manufacturers, manufacturing, shipping and handling, provisions for product warranties, and inventory obsolescence, as well as overhead allocated to each of these activities.
Operating Expense
Operating expense consists of selling, general and administrative expenses, as well as expenses related to research, development and engineering, depreciation of fixed assets and amortization of intangible assets. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from option grants, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, marketing, and administrative activities; costs of marketing programs and promotional materials; salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Technology Development segment; product development activities not provided under contracts with third parties; and overhead costs related to these activities.
Interest Expense, Net
In February 2010, we entered into a line of credit facility with Silicon Valley Bank ("SVB") with a borrowing capacity of $5.0 million. In May 2011, we entered into a loan modification agreement with SVB under which we repaid the outstanding balance under the prior line of credit and obtained a term loan in the amount of $6.0 million, along with a new $1.0 million line of credit. In May 2012, we entered into another loan modification agreement with SVB under which we extended the maturity date of the line of credit to May 2014 and adjusted certain covenants. On May 8, 2015, we entered into a loan modification agreement with SVB to borrow an additional $6 million, which we primarily used to repay the previously outstanding loans of API that existed at the time of our merger. On September 29, 2015, we entered into another loan modification with SVB under which we borrowed an additional $1 million to finance specified planned capital expenditures. On December 15, 2016, we entered into another loan modification with SVB, under which we and SVB adjusted specified covenants. At December 31, 2016, we had $4.3 million outstanding on the term loan.
During the years ended December 31, 2016 and 2015, interest expense primarily included interest accrued on our outstanding bank credit facilities and interest incurred with respect to our capital lease obligations.
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
Products and Licensing Revenues
We recognize revenue relating to our product sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability of the resulting receivable is reasonably assured. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single unit of accounting and recognize revenue accordingly. We evaluate product sales that are a part of multiple-element revenue arrangements to determine whether separate units of accounting exist, and we follow appropriate revenue recognition policies for each separate unit. For multi-element arrangements we allocate revenue to all significant deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("ESP"). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. Our product sales often include bundled products, options and services and therefore VSOE is not readily determinable. In addition, we believe that because of unique features of our products, TPE also is not available. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. We also sell extended warranties from time to time. In this case, we accrue warranty costs based on our estimate of future expense and defer revenue associated with the warranty. The deferred warranty revenue is recognized over the period of the warranty.
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

	Years ended December 31,
	2016	2015
Revenues:
Technology development	28.4%	30.9%
Products and licensing	71.6	69.1
Total revenues	100.0	100.0
Cost of revenues:
Technology development	21.5	23.6
Products and licensing	41.8	38.9
Total cost of revenues	63.3	62.5
Gross profit	36.7	37.5
Operating expense	40.0	51.7
Operating loss	(3.3)	(14.2)
Total other expense	(0.6)	(0.5)
Loss from continuing operations before income taxes	(3.9)	(14.7)
Loss from continuing operations, net of income taxes	(4.0)	(13.7)
Income from discontinued operations, net of income taxes	—	18.9
Net (loss)/income	(4.0)%	5.2%
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues

	Years ended December 31,
	2016	2015	$ Difference	% Difference
Technology development revenues	$16,825,157	$13,599,048	$3,226,109	23.7%
Products and licensing revenues	42,385,839	30,421,310	11,964,529	39.3%
Total revenues	$59,210,996	$44,020,358	$15,190,638	34.5%
Our Technology Development segment revenues increased $3.2 million to $16.8 million for the year ended December 31, 2016 compared to $13.6 million for the year ended December 31, 2015. This increase was attributable primarily to growth in our biomedical and intelligent systems groups. These groups saw a significant increase in the number of active contracts along with an increase in the average revenue per contract.
Our Products and Licensing segment revenues increased $12.0 million to $42.4 million for the year ended December 31, 2016 compared to $30.4 million for the year ended December 31, 2015. This increase was due primarily to inclusion of product sales associated with API's legacy operations for the full year of 2016 compared to the period from the closing of our merger on May 8, 2015 through December 31, 2015 for 2015. The increase in product revenue from API's legacy operations due to inclusion of the full year for 2016 was approximately $10.0 million. Sales of HSOR products for the telecom market and instrumentation for measuring strain in composite materials contributed to the additional increase in product revenues.

Cost of Revenues

	Years ended December 31,
	2016	2015	$ Difference	% Difference
Technology development costs	$12,711,447	$10,378,616	$2,332,831	22.5%
Products and licensing costs	24,764,788	17,141,079	7,623,709	44.5%
Total costs of revenues	$37,476,235	$27,519,695	$9,956,540	36.2%
Our Technology Development segment costs increased $2.3 million, to $12.7 million for the year ended December 31, 2016 compared to $10.4 million for the year ended December 31, 2015. The overall increase in Technology Development segment costs was consistent with the rate of growth in Technology Development segment revenues.
Our Products and Licensing segment costs increased $7.6 million to $24.8 million for the year ended December 31, 2016 compared to $17.1 million for the year ended December 31, 2015. The overall increase in Products and Licensing segment costs was consistent with the rate of growth in the Products and Licensing segment revenues, when taking into account our revenue growth was driven by legacy API products. This product mix contributes to an overall lower margin for our product sales.
Operating Expense

	Years ended December 31,
	2016	2015	$ Difference	% Difference
Selling, general and administrative expense	$18,139,966	$18,481,270	$(341,304)	(1.8)%
Research, development and engineering expense	5,532,130	4,268,988	1,263,142	29.6%
Total operating expense	$23,672,096	$22,750,258	$921,838	4.1%
Selling, general and administrative expenses decreased $0.3 million to $18.1 million for the year ended December 31, 2016 compared to $18.5 million for the year ended December 31, 2015. This decrease was due to $3.7 million in merger related expenses for the year ended December 31, 2015 not recurring in the year ended December 31, 2016. This decrease was partially offset by an increase of selling, general and administrative expenses of approximately $2.6 million due to the inclusion of expenses of API's legacy operations for the entire year ended December 31, 2016 compared to the period from the closing of our merger on May 8, 2015 through December 31, 2015. We also experienced an increase in costs related to annual employee salary increases and professional fees of approximately $0.8 million.
Research, development and engineering expenses increased $1.3 million to $5.5 million for the year ended December 31, 2016 compared to $4.3 million for the year ended December 31, 2015, primarily due to a $1.2 million increase resulting from the inclusion of expenses from API's legacy operations for the entire year ended December 31, 2016 compared to the period from the closing of our merger on May 8, 2015 through December 31, 2015.
Interest Expense, Net
Our net interest expense was approximately $0.3 million for the year ended December 31, 2016 compared to approximately $0.2 million for the year ended December 31, 2015. The average monthly loan balance for the year ended December 31, 2016 was $5.1 million as compared to $3.8 million for the year ended December 31, 2015, resulting in this increase in interest expense.
Income Tax

For the year ended December 31, 2016, we recorded income tax expense of $0.1 million, or 3.6% of our loss from continuing operations, compared to an income tax benefit of $0.5 million, or 7.3% of our loss from continuing operations for the year ended December 31, 2015. The change from an income tax benefit in 2015 to income tax expense in 2016 resulted from the decrease in our loss from continuing operations.  Certain expenses included in our loss from continuing operations are not deductible for determination of the federal alternative minimum taxable income or state income taxes, and the recognition of those book-tax differences, which in the aggregate exceeded our loss from continuing operations, resulted in a current tax expense for the year ended December 31, 2016.

Income from Discontinued Operations, Net of Income Taxes

For the year ended December 31, 2016, we did not recognize income from discontinued operations. For the year ended December 31, 2015, we recognized a net income from discontinued operations, net of income taxes, of $8.3 million. This income consisted of $9.0 million received from Intuitive in December 2015 in satisfaction of all remaining potential amounts payable, including future technological milestone payments and future royalty payments, associated with the sale of our medical shape sensing business for medical applications in 2014, offset by income tax expense of $0.7 million associated with the gain.
Preferred Stock Dividend
In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carries an annual cumulative dividend of 6%, or approximately 79,292 shares of common stock per year. During each of 2016 and 2015, we accrued $0.1 million for the dividends payable to Carilion. The dividends are not payable in cash, but rather in shares of our common stock, until liquidation event occurs. During each of 2016 and 2015, 79,292 shares of common stock became issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity.
Liquidity and Capital Resources
At December 31, 2016, our total cash and cash equivalents were $12.8 million.
We have two term loans with SVB which, at December 31, 2016, had an aggregate balance of $4.3 million. One term loan, with a balance of $0.7 million as of December 31, 2016, matures on December 1, 2018. The other term loan with a balance of $3.6 million as of December 31, 2016, matures on May 1, 2019.
We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment.
Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. The credit facility requires us to comply with certain operational and financial covenants, including maintaining a minimum cash balance of at least $5.0 million. As of December 31, 2016, we were in compliance with all covenants under the credit facility.
We maintain a letter-of-credit in the amount of $1.0 million as a condition of our lease on our Blacksburg office.
We believe that our cash balance as of December 31, 2016 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.

Discussion of Cash Flows

	Years ended December 31,
	2016	2015
Net cash used in operating activities	$(399,837)	$(5,087,907)
Net cash (used in)/provided by investing activities	(2,000,184)	8,294,714
Net cash (used in)/provided by financing activities	(2,261,561)	140,264
Net (decrease)/increase in cash and cash equivalents	$(4,661,582)	$3,347,071
During 2016, operations used $0.4 million of net cash, as compared to 2015, when operations used $5.1 million of net cash. In 2016, our net loss of $2.4 million included charges for depreciation and amortization of $3.7 million and stock-based compensation of $0.9 million and bad debt of $0.3 million, which are non-cash expenses and do not impact cash flow for the period. Additionally, changes in working capital resulted in a net cash outflow of $2.9 million, principally driven by an increase in accounts receivable of $3.6 million, partially offset by an increase in accounts payable and accrued liabilities of $0.6 million.
In 2015, our net income of $2.3 million included a benefit of an $8.3 million after-tax gain associated with contingent consideration received in 2015 from the sale of our medical shape sensing business in 2014 and a tax benefit of $0.5 million. Absent the effects of that gain and the tax benefit, our pre-tax loss from continuing operations was $6.5 million. The pre-tax loss from continuing operations included charges for depreciation and amortization of $2.5 million and stock-based compensation of $1.1 million, each of which are non-cash items that do not impact cash flow for the period. In 2015, our cash used in operating activities also included $3.7 million of expenses associated with completing our merger with API.
Cash used in investing activities in 2016 consisted of a cash outflow of $2.0 million related to the purchase of property and equipment to expand our manufacturing capability for HSOR products as well as capitalized costs associated with securing intellectual property rights.
Cash provided by investing activities in 2015 consisted of a cash inflow of $9.0 million related to a payment arising from the sale of our medical shape sensing business in 2014, cash of $0.4 million acquired in our merger with API, and cash outflows of $0.7 million for the purchase of equipment and $0.4 million in patent costs associated with certain intangible assets, primarily associated with our fiber optic platform and our THz sensing platform.

Cash used in financing activities for the year ended December 31, 2016 was $2.3 million, compared to cash provided by financing activities of $0.1 million in 2015. During 2016, we repaid $1.9 million on our term loans with SVB. We also used $0.3 million to repurchase our common stock under our stock repurchase program. During 2015, we repaid $6.7 million on our outstanding term loan with SVB and borrowed $7.0 million under a new term loan with SVB.

Summary of Contractual Obligations
The following table sets forth information concerning our known contractual obligations as of December 31, 2016 that are fixed and determinable.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$4,291,666	$1,833,333	$2,458,333	$—	$—
Operating facility leases (2)	8,244,602	1,601,292	3,054,013	2,148,120	1,441,177
Other leases (3)	186,501	61,244	85,737	39,520	—
Purchase order obligation (4)	1,522,642	1,522,642	—	—	—
Other liabilities (5)	880,000	220,000	440,000	220,000	—
Total	$15,125,411	$5,238,511	$6,038,083	$2,407,640	$1,441,177
_________________________

(1)	Amounts due under our debt obligations to SVB are payable in monthly installments, plus accrued interest, through May 2019.

(2)
We lease our facilities in Blacksburg, Charlottesville and Roanoke, Virginia, Ann Arbor, Michigan, Camarillo California, and Montreal, Canada under operating leases that as of December 31, 2016, are scheduled to expire between April 2017 and December 2024. Upon expiration of our office leases, we may exercise certain renewal options as specified in the leases. Rental payments associated with these option periods are not included in the table above.

(3)	In August 2013 and January 2016, we executed leases in the amounts of $51,000, and $207,000, respectively, for office equipment. These equipment leases expire in 2018 and 2021, respectively.

(4)
In 2016, our Luna Technologies subsidiary executed two non-cancelable purchase orders in the amounts of $0.5 million and $1.0 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in July 2016. In addition, in 2016 we issued two purchase orders for component parts and capital equipment for our HSOR products with an aggregate value of $0.8 million for delivery through the second quarter of 2017, of which $0.5 million was outstanding as of December 31, 2016.

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
We are exposed to interest rate fluctuations as a result of our SVB debt facility having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. The principal amount of $4.3 million outstanding under the term loan as of December 31, 2016, is scheduled to amortize in monthly installments through May 2019. A change of 1% in the applicable interest rate during 2017 would have an impact of approximately $33,000 in our annual interest expense under the SVB debt facility.
Foreign Currency Exchange Rate Risk
As of December 31, 2016, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Luna Innovations Incorporated
We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luna Innovations Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Arlington, Virginia
March 20, 2017

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$12,802,458	$17,464,040
Accounts receivable, net	14,297,725	11,034,557
Inventory, net	8,370,235	8,863,167
Prepaid expenses and other current assets	1,627,175	1,388,439
Total current assets	37,097,593	38,750,203
Property and equipment, net	6,780,838	6,614,238
Intangible assets, net	8,681,263	10,404,312
Goodwill	2,348,331	2,274,112
Other assets	88,948	88,948
Total assets	$54,996,973	$58,131,813
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt obligations	$1,833,333	$1,833,333
Current portion of capital lease obligations	52,128	31,459
Accounts payable	4,466,192	4,054,425
Accrued liabilities	8,667,100	8,304,686
Deferred revenue	949,603	1,109,759
Total current liabilities	15,968,356	15,333,662
Long-term portion of deferred rent	1,403,957	1,564,229
Long-term debt obligations	2,420,032	4,291,667
Long-term capital lease obligations	114,940	35,237
Total liabilities	19,907,285	21,224,795
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at December 31, 2016 and 2015	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 27,988,104 and 27,644,833 shares issued, 27,541,277 and 27,477,181 shares outstanding at December 31, 2016 and 2015, respectively	28,600	28,178
Treasury stock at cost, 446,827 and 167,652 shares at December 31, 2016 and 2015, respectively	(517,987)	(184,934)
Additional paid-in capital	82,451,958	81,461,907
Accumulated deficit	(46,874,205)	(44,399,455)
Total stockholders’ equity	35,089,688	36,907,018
Total liabilities and stockholders’ equity	$54,996,973	$58,131,813

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015
Revenues:
Technology development	$16,825,157	$13,599,048
Products and licensing	42,385,839	30,421,310
Total revenues	59,210,996	44,020,358
Cost of revenues:
Technology development	12,711,447	10,378,616
Products and licensing	24,764,788	17,141,079
Total cost of revenues	37,476,235	27,519,695
Gross profit	21,734,761	16,500,663
Operating expense:
Selling, general and administrative	18,139,966	18,481,270
Research, development and engineering	5,532,130	4,268,988
Total operating expense	23,672,096	22,750,258
Operating loss	(1,937,335)	(6,249,595)
Other expense:
Other expense, net	(35,849)	(9,967)
Interest expense, net	(320,942)	(220,403)
Total other expense	(356,791)	(230,370)
Loss from continuing operations before income taxes	(2,294,126)	(6,479,965)
Income tax expense/(benefit)	75,366	(470,605)
Net (loss)/income from continuing operations	(2,369,492)	(6,009,360)
Income from discontinued operations, net of income taxes of $0 and $0.7 million	—	8,326,386
Net (loss)/income	(2,369,492)	2,317,026
Preferred stock dividend	105,258	85,830
Net (loss)/income attributable to common stockholders	$(2,474,750)	$2,231,196
Net loss per share from continuing operations:
Basic and diluted	$(0.09)	$(0.26)
Net income per share from discontinued operations:
Basic and diluted	$—	$0.36
Net (loss)/income per share attributable to common stockholders:
Basic and diluted	$(0.09)	$0.10
Weighted average shares:
Basic and diluted	27,547,217	23,026,494

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance—January 1, 2015	1,321,514	1,322	15,088,199	15,541	22,727	(32,221)	64,147,666	(46,630,651)	17,501,657
Exercise of stock options	—	—	233,704	233	—	—	82,283	—	82,516
Stock-based compensation	—	—	453,522	453	—	—	1,018,224	—	1,018,677
Non-cash compensation	—	—	—	—	—	—	280,202	—	280,202
Issuance of stock to former API stockholders	—	—	11,872,557	11,872	—	—	15,659,902	—	15,671,774
Options issued in exchange for API options	—	—	—	—	—	—	187,879	—	187,879
Stock dividends (1)	—	—	—	79	—	—	85,751	(85,830)	—
Forfeitures of restricted stock grants	—	—	(25,876)	—	—	—	—	—	—
Purchase of treasury stock	—	—	(144,925)	—	144,925	(152,713)	—	—	(152,713)
Net Income	—	—	—	—	—	—	—	2,317,026	2,317,026
Balance—December 31, 2015	1,321,514	$1,322	27,477,181	$28,178	167,652	$(184,934)	$81,461,907	$(44,399,455)	$36,907,018
Stock-based compensation	—	—	319,000	319	—	—	859,896	—	860,215
Non-cash compensation	—	—	24,271	24	—	—	24,976	—	25,000
Stock dividends (1)	—	—	—	79	—	—	105,179	(105,258)	—
Purchase of treasury stock	—	—	(279,175)	—	279,175	(333,053)	—	—	(333,053)
Net loss	—	—	—	—	—	—	—	(2,369,492)	(2,369,492)
Balance—December 31, 2016	1,321,514	$1,322	27,541,277	$28,600	446,827	$(517,987)	$82,451,958	$(46,874,205)	$35,089,688

(1)	The stock dividends payable in connection with the Series A Convertible Preferred Stock are issuable upon the request of Carilion.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015
Cash flows used in operating activities:
Net (loss)/income	$(2,369,492)	$2,317,026
Adjustments to reconcile net income to net cash used in by operating activities:
Depreciation and amortization	3,713,879	2,457,032
Stock-based compensation	860,215	1,124,379
Gain on sale of discontinued operations, net of income taxes	—	(8,326,386)
Bad debt	305,593	10,375
Tax benefit from utilization of loss from current year operations	—	(510,772)
Changes in operating assets and liabilities:
Accounts receivable	(3,568,761)	(2,040,323)
Inventory	492,932	(252,934)
Other assets	(238,736)	(131,411)
Accounts payable and accrued liabilities	564,689	16,429
Deferred revenue	(160,156)	248,678
Net cash used in operating activities	(399,837)	(5,087,907)
Cash flows (used in)/provided by investing activities:
Acquisition of property and equipment	(1,509,984)	(710,348)
Intangible property costs	(490,200)	(367,050)
Cash acquired in business combination	—	374,517
Proceeds from sale of discontinued operations, net	—	8,997,595
Net cash (used in)/provided by investing activities	(2,000,184)	8,294,714
Cash flows (used in)/provided by financing activities:
Payments on debt obligations	(1,871,635)	(6,712,355)
Payments on capital lease obligations	(56,873)	(77,184)
Purchase of treasury stock	(333,053)	(152,713)
Borrowings under term loans	—	7,000,000
Proceeds from the exercise of options and warrants	—	82,516
Net cash (used in)/provided by financing activities	(2,261,561)	140,264
Net change in cash and cash equivalents	(4,661,582)	3,347,071
Cash and cash equivalents—beginning of period	17,464,040	14,116,969
Cash and cash equivalents—end of period	$12,802,458	$17,464,040
Supplemental disclosure of cash flow information
Cash paid for interest	$308,116	$187,017
Cash paid for income taxes	$233,732	$40,167
Cash received for income tax refunds	$67,127
Value of common stock issued for business combination	$—	$15,485,187
Dividend on preferred stock, 79,292 shares of common stock issuable for each of the years ended December 31, 2016 and 2015	$105,258	$85,830

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Luna Innovations Incorporated (“we” or the "Company”), headquartered in Roanoke, Virginia, was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003.
We are a leader in advanced optical technology, providing unique capabilities in high speed optoelectronics and high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing for the aerospace and automotive industries. Our high-speed optical receiver ("HSOR") transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data. Our distributed fiber optic sensing products provide critical stress, strain and temperature information to designers and manufacturers working with advanced materials. Our custom optoelectronic products are sold to scientific instrumentation manufacturers for various applications such as metrology, missile guidance, flame monitoring, and temperature sensing. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise to perform applied research services on government funded projects across a range of technologies and also for corporate customers in the fiber optic sensing area. We are organized into two business segments: our Technology Development segment and our Products and Licensing segment. Our Technology Development segment performs applied research principally on government-funded projects. Most of the government funding in our Technology Development segment is derived from the U.S. government’s Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). Our Products and Licensing segment focuses on fiber optic test & measurement, sensing, and instrumentation products and also conducts applied research in the fiber optic sensing area to corporate and government customers.
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
Allowance for Uncollectible Receivables
Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bear on the ultimate collection of such amounts. The allowance was $252,639 at December 31, 2016 and $134,811 at December 31, 2015.
Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. To date, we have not incurred losses related to cash and cash equivalents. Our cash transactions are processed through reputable commercial banks. We regularly maintain cash balances with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2016 and December 31, 2015, we had approximately $12.6 million and $17.2 million, respectively, in excess of FDIC insured limits.
We have outstanding term loans that require us to comply with certain financial covenants, including maintaining a minimum cash balance of at least $5.0 million.
Fair Value Measurements
Our financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair value hierarchy:

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
Intangible Assets
Intangible assets consist of patents related to certain intellectual property that we have developed or acquired and identifiable intangible assets recognized in connection with our merger with Advanced Photonix, Inc. ("API"). (See Note 2) We amortize our patents over their estimated useful life of five years, and analyze the reasonableness of the remaining useful life whenever events or circumstances indicate that the carrying amount may not be recoverable to determine whether their carrying value has been impaired.
Research, Development and Engineering
Research, development and engineering expenses not related to contract performance are expensed as incurred. We expensed $5.5 million and $4.3 million of non-contract related research, development and engineering expenses for the years ended December 31, 2016 and 2015, respectively.
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
The effect of 5.5 million and 6.0 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the years ended December 31, 2016 and 2015, respectively, as they are anti-dilutive to earnings per share due to us having a net loss from continuing operations.
Stock-Based Compensation
We have two stock-based compensation plans, which are described further in Note 10. We recognize compensation expense based upon the fair value of the underlying equity award as of the date of grant. We have elected to use the Black-Scholes option pricing model to value any awards granted. We recognize stock-based compensation for such awards on a straight-line method over the requisite service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.
We recognize expense for equity instruments issued to non-employees based upon the fair value of the equity instruments issued.
Advertising
We expense the cost of advertising as incurred. Advertising expenses were $111,181 and $57,000 for the years ended December 31, 2016 and 2015, respectively.
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We evaluate our ability to benefit from all deferred tax assets and establish valuation allowances for amounts we believe are not more-likely-than-not to be realizable. For uncertain tax positions, we use a more-likely-than-not threshold, 51% or greater, based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements. Penalties, if probable and reasonably estimable, and interest expense related to uncertain tax positions are recognized as a component of the tax provision.
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
Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the subsequent measurement of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019. We do not expect ASU 2017-04 will have a material impact on our financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical corrections and improvements to Topic 606, Revenue from Contracts with Customers. This update provides additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard, as subsequently updated in July 2015, is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently identifying our various revenue streams which may be subject to new recognition criteria under ASU 2014-09 and assessing the potential impacts on our financial statements. We plan to utilize a modified retrospective approach with the cumulative effect of initial adoption recognized at the date of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied retrospectively to all periods presented. We do not expect ASU 2016-15 will have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments apply to several aspects of accounting for share-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. We adopted ASU 2016-09 on January 1, 2017, and we do not expect the adoption to have a material impact on our financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment is effective for fiscal years beginning after December 15, 2015 and requires acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, an entity is to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We adopted ASU 2015-16 on January 1, 2016.

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

Under the acquisition method of accounting, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of assets acquired and liabilities assumed over the fair value of the acquisition consideration is recognized as a gain by the acquirer. We have completed the following allocation of the purchase consideration with the assistance of a third-party valuation expert.

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

In-process research and development represents the estimated fair values of incomplete API research and development projects that had not reached technological feasibility as of the closing date of the Merger. As of December 31, 2016, all of the technologies associated with $3.9 million of in-process research and development were placed into service. The fair value of in-process research and development was determined using the multi-period excess earnings method. A discount rate of 37.5% was used to discount the cash flows to the present value.

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

Goodwill
Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the Merger. During 2015, we recognized various measurement period adjustments to the value of assets acquired and liabilities assumed in the Merger. These adjustments primarily related to the estimated value of trade names acquired and certain deferred compensation liabilities assumed, with an offsetting increase to the recorded value of goodwill. During 2016, we recognized measurement period adjustments to the value of assets acquired and liabilities assumed in the Merger. These adjustments primarily related to the estimated value of accrued liabilities assumed, with an offsetting increase to the recorded value of goodwill. We performed a qualitative analysis of the goodwill balance as of October 1, 2016, and determined no impairment of goodwill is necessary.

Goodwill as of January 1, 2015	$—
Goodwill recorded at acquisition date of API	614,184
Measurement period adjustments	1,659,928
Goodwill as of December 31, 2015	2,274,112
Measurement period adjustments	74,219
Goodwill as of December 31, 2016	$2,348,331

Pro Forma Consolidated Results of Operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the Merger had been completed on January 1, 2015. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortization expense for the intangible assets acquired, to interest expense for the new debt facility, and to eliminate the Merger transaction expenses recognized in each period. Transaction related expenses associated with the merger and excluded from the pro forma loss from continuing operations for the year ended December 31, 2015 were $4.7 million. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the Merger actually occurred on January 1, 2015, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the Merger are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Years ended December 31,
	2016	2015
	(unaudited)

Revenue	$59,210,996	$52,887,000

Loss from continuing operations	$(2,369,492)	$(4,641,000)

3.    Inventory

Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or market.
Components of inventory are as follows:

	December 31,
	2016	2015
Finished goods	$1,993,543	$1,938,466
Work-in-process	1,098,173	1,227,270
Raw materials	5,278,519	5,697,431
	$8,370,235	$8,863,167

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
In December 2016, we entered into the Eighth Loan Modification Agreement with SVB, under which the financial covenants were modified.
Amounts due under the 2015 Term Loan and the 2015 Equipment Term Loan (collectively, the "Term Loans") are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
In addition, the Term Loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. The Term Loans require that we meet certain financial covenants, including a minimum cash balance of $5.0 million, and a minimum liquidity coverage ratio, each as defined in the 2015 Equipment Term Loan. If any event of default occurs, SVB may declare due immediately all borrowings under the Term Loans and foreclose on the collateral. Furthermore, an event of default under the Term Loans would result in an increase in the interest rate on any amounts outstanding. As of December 31, 2016, we were in compliance with all covenants under the Term Loans.
The balance under the Term Loans at December 31, 2016 was $4.3 million, of which $1.8 million was classified as short-term. The effective rate of our Term Loans at December 31, 2016 was 5.75%.
The following table presents a summary of debt outstanding as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Silicon Valley Bank Term Loans	$4,291,666	$6,125,000
Less: unamortized debt issuance costs	38,301	—
Less: current portion	1,833,333	1,833,333
Total long-term debt obligations	$2,420,032	$4,291,667

Debt issuance costs associated with the issuance of the SVB Term Loans totaled $55 thousand. Amortization of debt issuance costs is computed using the straight line method and is included in interest expense. Amortization of the debt issuance costs totaled $16 thousand for the year ended December 31, 2016.

Maturities on long-term debt are as follows:

Year	Amount
2017	$1,833,333
2018	1,833,333
2019	625,000
Total	$4,291,666
Interest expense for the years ended December 31, 2016 and 2015 consisted of the following:

	Years ended December 31,
	2016	2015
Interest expense on Term Loans	$287,491	$202,994
Amortization of debt issuance costs	16,308	9,072
Other interest expense	17,143	8,337
Total interest expense	$320,942	$220,403

5.    Accounts Receivable—Trade
Accounts receivable consist of the following:

	December 31,
	2016	2015
Billed	$12,299,453	$9,661,387
Unbilled	2,231,432	1,412,381
Other	19,479	95,600
	14,550,364	11,169,368
Less: allowance for doubtful accounts	(252,639)	(134,811)
	$14,297,725	$11,034,557
Unbilled receivables result from contract retainages and revenues that have been earned in advance of billing and can be invoiced at contractually defined intervals, milestones, or at completion of the contract. Unbilled amounts are expected to be billed in future periods and are classified as current assets in accordance with industry practice.

6.    Property and Equipment
Property and equipment, net, consists of the following:

	December 31,
	2016	2015
Building	$69,556	$69,556
Equipment	12,589,998	11,055,886
Furniture and fixtures	656,769	666,654
Software	1,225,992	1,092,484
Leasehold improvements	5,267,349	5,257,703
	19,809,664	18,142,283
Less—accumulated depreciation	(13,028,826)	(11,528,045)
	$6,780,838	$6,614,238
Depreciation for the years ended December 31, 2016 and 2015 was approximately $1.5 million and $1.2 million, respectively.

7.    Intangible Assets
The following is a summary of intangible assets, net:

	December 31,
	2016	2015
Patent costs	$3,169,920	$2,723,971
Developed technology	8,400,000	6,100,000
In-process research and development	—	2,300,000
Customer base	1,300,000	1,300,000
Trade names	1,000,000	1,000,000
Backlog	400,000	400,000
	14,269,920	13,823,971
Accumulated amortization	(5,588,657)	(3,419,659)
	$8,681,263	$10,404,312
During 2016, the development was completed for certain products that were in process at the time of the Merger, and those products began being marketed. Accordingly $2.3 million of in-process research and development recorded in the initial purchase price allocation has been reclassified to developed technology as of December 31, 2016. Amortization for the years ended December 31, 2016 and 2015 was approximately $2.2 million and $1.2 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2016, for each of the next five years and beyond is as follows:

Year Ending December 31,
2017	1,754,967
2018	1,405,228
2019	894,325
2020	814,956
2021	807,043
2022 and beyond	3,004,744
$8,681,263

8.     Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2016	2015
Accrued compensation	$5,442,723	$4,719,533
Accrued sub-contracts	483,477	351,847
Accrued professional fees	67,719	133,847
Accrued income tax	—	160,438
Deferred rent	155,138	137,889
Royalties	345,895	351,003
Warranty reserve	185,125	173,687
Claims reserve	1,577,123	1,752,904
Accrued liabilities - other	409,900	523,538
Total accrued liabilities	$8,667,100	$8,304,686

9.    Income Taxes

Income tax expense/(benefit) from continuing operations consisted of the following for the periods indicated:

	Years ended December 31,
	2016	2015
Current:
Federal	$—	$(510,772)
State	75,366	40,167
Deferred Federal	—	—
Deferred State	—	—
Income tax expense/(benefit)	$75,366	$(470,605)

Deferred tax assets and liabilities consist of the following components:

	December 31, 2016		December 31, 2015
	Current	Long-Term	Current	Long-Term
Bad debt and inventory reserve	$382,075	$—	$157,847	$—
Inventory adjustment	—	940,885	—	939,793
UNICAP	—	46,593	—	40,752
Deferred revenue	—	154,608	—	131,489
Deferred rent	—	550,419	—	599,094
Depreciation and amortization	—	(3,490,869)	—	(4,231,265)
Charitable contributions	—	5,741	—	4,954
Net operating loss carryforwards- Luna	—	4,779,976	—	5,106,166
Net operating loss carryforwards- API	—	9,783,512	—	9,783,512
Net operating loss carryforwards - state	—	281,799	—	323,557
Net operating loss carryforwards- Canada	—	10,503	—	39,867
Research and development credits	—	4,250,803	—	4,250,803
California manufacturing credit	—	15,554	—	15,554
Accrued liabilities	1,067,019		1,211,752	—
Deferred compensation	—	267,897	—	192,547
Stock-based compensation	—	1,867,947	—	1,804,338
AMT credit	—	395,083	—	388,342
Total	1,449,094	19,860,451	1,369,599	19,389,503
Valuation allowance	(1,449,094)	(19,860,451)	(1,369,599)	(19,389,503)
Net deferred tax asset	$—	$—	$—	$—

The expense/(benefit) from income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to our loss from continuing operations before income taxes as follows for the periods indicated:

	Years ended December 31,
	2016	2015
Income tax expense at federal statutory rate	34.00%	34.00%
State taxes, net of federal tax effects	(1.15)%	3.34%
Change in valuation allowance	(23.99)%	(10.50)%
Incentive stock options	(11.08)%	(4.84)%
Provision to return adjustments	(1.01)%	0.18%
Meals and entertainment	(0.78)%	(0.25)%
Capitalized merger costs	—%	(14.95)%
Windfall deduction	—%	0.26%
Other permanent differences	0.44%	0.01%
Income tax (expense)/benefit	(3.57)%	7.25%

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have U.S. federal income tax net operating loss carryforwards at December 31, 2016 of approximately $12.6 million for Luna and net operating loss carryforwards of approximately $28.8 million for API expiring at varying dates through 2025. We have research and development tax credit carryforwards at December 31, 2016 of approximately $4.3 million, which expire at varying dates through 2024.
In 2015, we performed a formal section 382 study and determined that we do not have a limitation on our net operating loss available to offset future income for the Luna net operating losses. As a result of the acquisition of API, the API net operating loss carryover and research and development credits will be subject to the Section 382 limitation.  A formal Section 382 study has not been prepared, however, based on our estimated calculations it is likely that that a portion of the net operating losses and research and development credits will expire unutilized.  As there is a valuation allowance against the API deferred tax assets, there will not be a statement of operations impact to any expiration of the net operating losses or research and development credits.
The U.S. federal statute of limitations remains open for the year 2007 and onward. We currently have no federal income tax returns under examination. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. We currently have no state income or franchise tax returns under examination. We currently do not file tax returns in any foreign tax jurisdiction other than Canada.
We currently have no positions for which we expect that the amount of unrecognized tax benefit will increase or decrease significantly within twelve months of the reporting date or for which we believe there is significant risk of disallowance upon audit. We have no tax interest or penalties reported in either our statement of operations or statement of financial position for any year reported herein. Management believes it is not more likely than not that the deferred tax assets at December 31, 2016 or December 31, 2015 will not be realized, and as a result a valuation allowance was established against all such deferred tax assets.
Windfall equity-based compensation deductions are tracked, but will not be recorded to the balance sheet until management determines it is more likely than not that such amounts will be utilized. As of December 31, 2016, we had no windfall stock compensation deductions. If and when realized, the tax benefit associated with these deductions will be credited to additional paid-in capital. These excess benefit deductions are included in the total federal net operating losses disclosed above.

10.    Stockholders’ Equity
Series A Convertible Preferred Stock
In January 2010, we entered into a transaction with Carilion, in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes with an original principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for 1,321,514 shares of our newly designated Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is non-voting, carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2016, 552,401 shares of common stock were issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity. These dividends are issuable on demand. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued to Carilion, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.
Warrants
Carilion Clinic holds unexercised warrants for 366,000 shares of our common stock. The warrants have an exercise price of $2.50 and expire on December 31, 2020.
Equity Incentive Plans
In January 2006, we adopted our 2006 Equity Incentive Plan (the "2006 Plan"). Under the 2006 Plan, our Board of Directors was authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to our employees, directors, and consultants. The 2006 Plan expired in January 2016.
In April 2016, we adopted our 2016 Equity Incentive Plan (the "2016 Plan") as a successor to the 2006 Plan. Under the 2016 Plan, our Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to our employees, directors, and consultants. The 2016 Plan provides for the issuance of

3,500,000 shares plus any amounts forfeited from grants under the 2006 Plan after the expiration date of the 2006 Plan. Options generally have a life of 10 years and exercise price equal to or greater than the fair market value of the Common Stock as determined by the Board of Directors.
Vesting for employees typically occurs over a four-year period.
The following table sets forth the activity of the options to purchase common stock under the 2006 Plan and the 2016 Plan. The prices represent the closing price of our Common Stock on the NASDAQ Capital Market on the respective dates.

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at January 1, 2015	4,289,631	$0.35 - 6.55	$1.93	$512,901	3,111,199	$2.11	$453,032
Forfeited	(789,412)	$0.35 - 9.03	$2.86
Exercised	(230,672)	$0.35 - 1.77	$0.37
Granted	65,500	$0.94 - 1.45	$1.21
Issued in exchange for API options	465,681	$1.38 - 9.03	$4.83
Balance at December 31, 2015	3,800,728	$0.61 - 8.43	$2.17	$111,314	3,045,150	$2.39	$103,603
Forfeited	(963,614)	$1.18 - 8.43	$2.99
Exercised	—	—	$—
Granted	20,000	$1.15	$1.15
Balance at December 31, 2016	2,857,114	$0.61 - 6.83	$1.89	$107,063	2,367,630	$1.93	$101,071

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2016	2015
Risk-free interest rate range	1.5%	1.88% – 1.95%
Expected life of option-years	7.5	7.5
Expected stock price volatility	73%	75% - 103%
Executive turnover rates	—%	—%
Non-executive turnover rates	14.0%	40.0%
Expected dividend yield	—%	—%
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

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2015	$0.61 - $8.43	3,800,728	5.55	$2.17	3,045,150	$2.39
Year ended December 31, 2016	$0.61- $6.83	2,857,114	5.09	$1.89	2,637,630	$1.93

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2015	198,013	741,619
Year ended December 31, 2016	—	370,654
For the years ended December 31, 2016 and 2015, the weighted average grant date fair value of options granted was $1.15 and $0.97, respectively, per share. We estimate the fair value of options at the grant date using the Black-Scholes model.

Restricted Stock Issuances

In 2016 and 2015, we issued 319,000 and 334,000, respectively, shares of restricted stock to certain employees.  These shares vest in four equal annual installments on the anniversary dates of their grant.  In 2016 and 2015, 245,583 and 168,750 shares vested, respectively.

The following table summarizes our restricted stock awards:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance at January 1, 2015	530,250	$1.34	$710,535
Granted	334,000	$1.12	$374,080
Vested	(168,750)	$1.33	$(224,438)
Forfeitures	(25,875)	$1.35	$(35,018)
Balance at December 31, 2015	669,625	$1.23	$825,159
Granted	319,000	$1.15	$366,850
Vested	(245,583)	$1.23	$(303,245)
Forfeitures	—	$—	$—
Balance at December 31, 2016	743,042	$1.20	$888,764
We recognized $0.9 million and $1.1 million in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2016 and 2015, respectively, and we will recognize $0.9 million over the remaining requisite service period. For all stock options granted through December 31, 2016, the weighted average remaining service period is 0.8 years.

Restricted Stock Units
We issue restricted stock units, ("RSUs"), to our non-employee directors for service provided. Under our non-employee director compensation plan RSUs issued for annual retainer fees vest on the earlier of the one year anniversary of the grant or the following shareholder meeting. Amounts issued for quarterly fees vest immediately upon their issuance. A summary of our RSU activity for 2015 and 2016 is as follows.

	Number of RSUs			Intrinsic Value
	Issued	Unvested	Weighted Average Grant Date Fair Value per Share	Outstanding	Unvested
Balance at January 1, 2015	329,524	—	$1.53
Granted	152,697	72,813	$1.01
Vested	—	—	$0.00
Forfeitures	—	—	$0.00
Converted	(118,297)	—	$1.46
Balance at December 31, 2015	363,924	72,813	$1.33
Granted	188,857	86,956	$1.18
Vested	—	(72,813)	$1.01
Forfeitures	—	—	$0.00
Converted	(24,271)	—	$1.01
Balance at December 31, 2016	528,510	86,956	$1.29	$776,910	$127,825

Stock Repurchase Program

In May 2016, our board of directors authorized us to repurchase up to $2,000,000 of our common stock through May 31, 2017. Our stock repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of December 31, 2016, we had repurchased a total of 205,500 shares for an aggregate purchase price of $0.2 million. The following chart details our share repurchases during each month of the quarter ended December 31, 2016:

	Total Number of Shares Repurchased	Average Price Paid per Share
October 2016	—	$—
November 2016	6,400	$1.25
December 2016	—	$—
We currently maintain these repurchased shares as treasury stock.

11.    Commitments and Contingencies
Obligation under Operating Leases

We lease facilities in Virginia, Michigan, California, and Canada under operating leases that as of December 31, 2016 were scheduled to expire between April 2017 and December 2024. Certain of the leases are subject to fixed escalations and provide for possible termination prior to their expiration dates. We recognize rent expense on such leases on a straight-line basis over the lease term. The difference between the straight line method and cash paid is reflected in changes to the deferred rent balance in our consolidated balance sheets. Deferred rent primarily resulted from recognition of the value of certain leasehold improvements associated with our Blacksburg, Virginia facility at the inception of the lease. Rent expense under these leases recorded in selling, general and administrative expense on our statements of operations totaled approximately $1.5 million and $1.1 million, respectively, for the years ended December 31, 2016 and 2015.
Minimum future payments, as of December 31, 2016, under the aforementioned operating leases for each of the next five years and thereafter are:

2017	$1,601,292
2018	1,602,932
2019	1,451,081
2020	1,341,255
2021	806,865
Thereafter	1,441,177
$8,244,602

Purchase Commitment
In the third quarter of 2016 we executed two non-cancelable purchase orders totaling $1.5 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in the third quarter of 2016. At December 31, 2016, approximately $1.0 million of this commitment remained under these purchase agreements. In 2016, we also executed two purchase orders for component parts and capital equipment related to our HSOR products in the aggregate amount of $0.7 million for delivery through the second quarter of 2017. As of December 31, 2016, approximately $0.5 million remained outstanding under these purchase orders.
Royalty Agreement
We have licensed certain third-party technologies from vendors for which we owe minimum royalties aggregating $0.9 million payable over the remaining patent terms of the underlying technology.

12.    Employee Profit Sharing Plan
We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to all permanent employees of Luna Innovations Incorporated and its wholly-owned subsidiaries. We contribute 25% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.
We contributed approximately $305,000 and $180,000 to the plan for the years ended December 31, 2016 and 2015, respectively.

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
In September 2014, we received a preliminary audit report from the Defense Contract Audit Agency ("DCAA"), with respect to our 2007 incurred cost submission and questioning $0.8 million of claimed costs that the DCAA believes are expressly unallowable under the Federal Acquisition Regulations and, therefore, subject to potential penalty. In June 2015, we received from the Defense Contract Management Agency (the "DCMA") a final determination and demand for payment of penalties, interest, and over billing in the aggregate amount of $1.1 million. In July 2015, we filed an appeal with the Armed Services Board of Contract Appeals ("ASBCA"). In January 2017, a hearing was held before ASBCA. No ruling has yet been issued with respect to our appeal. The appeals process remains ongoing, and we are unable to estimate the amount of loss, if any, that may be realized.

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

14.    Relationship with Major Customers
During the years ended December 31, 2016 and 2015, approximately 28% and 34%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government. In addition, we had one commercial customer whose revenues accounted for 11% of our consolidated revenues for 2016.
At December 31, 2016 and 2015, receivables with respect to contracts with the U.S. government represented 10% and 17% of total billed trade receivables, respectively. At December 31, 2016, receivables from the above noted commercial customer represented 19% of our billed trade receivables.

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
Information about the results of operations for each segment is set forth in the table below. There were no significant inter-segment sales during the years ended December 31, 2016 and 2015.
During the years ended December 31, 2016 and 2015, 29% and 30%, respectively, of our total sales took place outside the United States. Revenues from customers in China represented approximately 16% and 9% of total revenues for the years ended December 31, 2016 and 2015, respectively. No other single country, outside of the United States, represented more than 10% of total revenues during the years ended December 31, 2016 or 2015.

	Years ended December 31,
	2016	2015
Technology Development revenue	$16,825,157	$13,599,048
Products and Licensing revenue	42,385,839	30,421,310
Total revenue	59,210,996	44,020,358
Technology Development operating loss	(193,244)	(3,708,710)
Products and Licensing operating loss	(1,744,091)	(2,540,885)
Total operating loss	$(1,937,335)	$(6,249,595)
Depreciation, Technology Development	$352,435	$399,857
Depreciation, Products and Licensing	$1,148,195	$920,932
Amortization, Technology Development	$195,619	$88,423
Amortization, Products and Licensing	$2,017,629	$1,152,072
Additional segment information is as follows:

	December 31,
	2016	2015
Total segment assets:
Technology Development	$16,923,090	$21,203,211
Products and Licensing	38,073,883	36,928,602
Total	$54,996,973	$58,131,813
Property plant and equipment and intangible assets, Technology Development	$2,602,803	$2,917,448
Property plant and equipment and intangible assets, Products and Licensing	$15,207,630	$16,375,215

16.    Quarterly Results (unaudited)
The following table sets forth our unaudited historical revenues, operating loss and net (loss)/income by quarter during 2016 and 2015.

	Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues:
Technology development	$3,723	$4,137	$4,312	$4,653	$2,876	$3,728	$3,277	$3,718
Products and licensing	10,264	10,510	10,307	11,305	2,463	6,298	9,928	11,732
Total revenues	13,987	14,647	14,619	15,958	5,339	10,026	13,205	15,450
Gross margin	4,844	5,171	5,609	6,111	2,289	4,197	4,979	5,036
Operating (loss)/income	(1,352)	(652)	(362)	427	(2,615)	(2,123)	(723)	(815)
Net (loss)/income from continuing operations	(1,460)	(771)	(445)	306	(2,627)	(2,168)	(802)	(414)
Income from discontinued operations net of income taxes	—	—	—	—	—	—	—	8,329
Net (loss)/income	(1,460)	(771)	(445)	306	(2,627)	(2,168)	(802)	7,914
Net (loss)/income attributable to common stockholders	$(1,481)	$(796)	$(474)	$276	$(2,654)	$(2,189)	$(820)	$7,893
Net (loss)/income per share from continuing operations:
Basic and diluted	$(0.05)	$(0.03)	$(0.02)	$0.01	$(0.17)	$(0.10)	$(0.03)	$(0.02)
Net income per share from discontinued operations:
Basic and diluted	$—	$—	$—	$—	$—	$—	$—	$0.30
Net (loss)/income attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.03)	$(0.02)	$0.01	$(0.18)	$(0.10)	$(0.03)	$0.29
Weighted average shares:
Basic and diluted	27,477,181	27,557,960	27,605,028	27,538,606	15,117,679	21,997,768	27,393,392	27,464,993

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
We have reported the payment received from Intuitive in 2015 as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued groups’ income or loss before allocations.
The key components of income from discontinued operations were as follows:

Year ended December 31,
2015
Net revenues	$—
Cost of revenues	—
Operating expenses	—
Loss before income taxes	—
Allocated tax benefit	—
Operating loss from discontinued operations	—
Gain on sale, net of $0.7 million of related income taxes	8,326,386
Income from discontinued operations, net of income taxes	$8,326,386

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15(e) and Rule 15d-15(e) that occurred in the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. This evaluation was based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework established in the 2013 Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

ITEM 9B.    OTHER INFORMATION.
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K will be included in the proxy statement related to our 2017 Annual Meeting of Stockholders, (the "2017 Proxy Statement"), anticipated to be filed with the SEC within 120 days after December 31, 2016, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2017 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than the information below relating to securities authorized for issuance under our equity compensation plans, the information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2017 Proxy Statement.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,223,114	$1.96	3,749,619
Total	3,223,114	$1.96	3,749,619
Our 2016 Equity Incentive Plan allows for forfeited awards to be added back to our pool of available awards, including awards forfeited from the 2006 Plan after the expiration date of our 2006 Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2017 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2017 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	Schedules.
Schedule II
Luna Innovations Incorporated
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of Period	Additions	Deductions	Balance at end of period
Year Ended December 31, 2015
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$12,690,449	$8,068,653	$—	$20,759,102
Allowances for doubtful accounts	134,811	10,375	(10,375)	134,811
	$12,825,260	$8,079,028	$(10,375)	$20,893,913
Year Ended December 31, 2016
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$20,759,102	$550,444	$—	$21,309,546
Allowances for doubtful accounts	134,811	305,593	(187,765)	252,639
	$20,893,913	$856,037	$(187,765)	$21,562,185
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

2.6(4)	Agreement and Plan of Merger and Reorganization dated as of January 30, 2015, by and among Luna Innovations Incorporated, API Merger Sub, Inc. and Advanced Photonix, Inc. (Exhibit 2.1)
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
3.2(6)	Certificate of Designations of the Series A Convertible Preferred Stock (Exhibit 3.1)
3.3(7)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
3.4(8)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
3.4(4)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
4.1(9)	Specimen Common Stock certificate of the Registrant (Exhibit 4.1)
4.2(9)	2006 Equity Incentive Plan (Exhibit 10.9)
4.3(7)	Form of Stock Option Agreement under 2006 Equity Incentive Plan (Exhibit 4.7)
4.4(10)	Form of Performance Unit Award Agreement (Exhibit 4.5)
4.5(39)	2016 Equity Incentive Plan (Exhibit 4.7)
4.6(39)	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan (Exhibit 4.8)
4.7(39)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (Exhibit 4.9)
4.8(40)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2016 Equity Incentive Plan (Exhibit 10.1)
10.1(11)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10.2(12)	Commercial Lease, dated March 15, 2007, between Canvasback Real Estate & Investments LLC and Luna Innovations Incorporated (705 Dale Avenue, Charlottesville, Virginia) (Exhibit 10.1)
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
10.47(33)
Joinder, Consent, and Sixth Loan Modification Agreement between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank, dated as of May 8, 2015 (Exhibit 10.1)

10.48(34)
Joinder, Consent, and Seventh Loan Modification Agreement between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank, dated as of September 29, 2015 (Exhibit 10.1)

10.49(35)	First Amendment to Industrial Lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovation Incorporated, dated January 20, 2015 (Exhibit 10.3)
10.50(35)	Sixth Amendment to Luna Innovations Lease of Riverside Center, dated January 20, 2015, by and between Carilion Clinic Properties, LLC and Luna Innovations Incorporated (Exhibit 10.4)
10.51(36)	Amended and Restated Non-Employee Director Compensation Policy, dated June 30, 2015 (Exhibit 10.1)
10.52(37)	Fifth Amendment to Commercial Lease by and between Canvasback Real Estate and Investments, LLC and the Registrant, dated as of August 5, 2015 (Exhibit 10.2)
10.53(38)
Addendum to Asset Purchase Agreement, by and among Luna Innovations Incorporated, Intuitive Surgical Operations, Inc. and Intuitive Surgical International, Ltd., dated as of December 22, 2015 (Exhibit 10.1)

10.54	Eighth Loan Modification Agreement, dated December 15, 2016, by and between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank
21.1(10)	List of Subsidiaries (Exhibit 21.1)
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (iii) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2016 and 2015 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (v) Notes to Audited Consolidated Financial Statements.

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

(10)
Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 29, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

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

(24)
Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 29, 2012. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

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

(39)
Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-211802, filed on June 3, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(40)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 10, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

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

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUNA INNOVATIONS INCORPORATED

By:	/s/ Dale E. Messick
Dale E. Messick Chief Financial Officer
March 20, 2017
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

Signature	Title	Date

/s/ My E. Chung	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2017
My E. Chung
/s/ Dale E. Messick	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2017
Dale E. Messick
/s/ Michael W. Wise	Director	March 20, 2017
Michael W. Wise
/s/ Donald Pastor	Director	March 20, 2017
Donald Pastor
/s/ John B. Williamson III	Director	March 20, 2017
John B. Williamson III
/s/ Gary Spiegel	Director	March 20, 2017
Gary Spiegel
/s/ Richard W. Roedel	Chairman of the Board of Directors	March 20, 2017
Richard W. Roedel