Form 10-Q
period 2017-03-31
LUNA INNOVATIONS INC
filed 2017-05-11
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

   _____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                            Accelerated filer         ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 9, 2017, there were 27,989,104 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,105,934	$12,802,458
Accounts receivable, net	12,256,152	14,297,725
Inventory	8,722,670	8,370,235
Prepaid expenses and other current assets	1,536,003	1,627,175
Total current assets	34,620,759	37,097,593
Property and equipment, net	6,575,200	6,780,838
Intangible assets, net	8,280,903	8,681,263
Goodwill	2,348,331	2,348,331
Other assets	68,778	88,948
Total assets	$51,893,971	$54,996,973
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,833,333	$1,833,333
Current portion of capital lease obligations	53,043	52,128
Accounts payable	3,147,754	4,466,192
Accrued liabilities	8,672,431	8,667,100
Deferred revenue	843,345	949,603
Total current liabilities	14,549,906	15,968,356
Long-term deferred rent	1,372,356	1,403,957
Long-term debt obligations	1,965,776	2,420,032
Long-term capital lease obligations	101,328	114,940
Total liabilities	17,989,366	19,907,285
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 27,989,104 and 27,988,104 shares issued, 27,542,277 and 27,541,277 shares outstanding at March 31, 2017 and December 31, 2016	28,621	28,600
Treasury stock at cost, 446,827 shares at March 31, 2017 and December 31, 2016	(517,987)	(517,987)
Additional paid-in capital	82,656,937	82,451,958
Accumulated deficit	(48,264,288)	(46,874,205)
Total stockholders’ equity	33,904,605	35,089,688
Total liabilities and stockholders’ equity	$51,893,971	$54,996,973
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Revenues:
Technology development	$4,276,448	$3,723,262
Products and licensing	8,841,936	10,263,753
Total revenues	13,118,384	13,987,015
Cost of revenues:
Technology development	3,222,354	2,846,723
Products and licensing	5,220,775	6,296,685
Total cost of revenues	8,443,129	9,143,408
Gross profit	4,675,255	4,843,607
Operating expense:
Selling, general and administrative	4,495,701	4,645,282
Research, development and engineering	1,444,828	1,550,491
Total operating expense	5,940,529	6,195,773
Operating loss	(1,265,274)	(1,352,166)
Other income/(expense):
Other income, net	351	3,940
Interest expense	(64,374)	(86,173)
Total other expense	(64,023)	(82,233)
Loss before income taxes	(1,329,297)	(1,434,399)
Income tax expense	26,690	25,175
Net loss	(1,355,987)	(1,459,574)
Preferred stock dividend	34,096	21,210
Net loss attributable to common stockholders	$(1,390,083)	$(1,480,784)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.05)
Weighted average common shares and common equivalent shares outstanding:
Basic and diluted	27,541,356	27,477,181
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Cash flows provided by/(used in) operating activities
Net loss	$(1,355,987)	$(1,459,574)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	956,687	939,799
Share-based compensation	170,084	258,803
Bad debt expense	29,671	—
Change in assets and liabilities
Accounts receivable	2,011,902	(298,309)
Inventory	(352,435)	20,375
Other current assets	55,092	(376,642)
Accounts payable and accrued expenses	(1,313,107)	(721,289)
Deferred revenue	(137,859)	92,259
Net cash provided by/(used in) operating activities	64,048	(1,544,578)
Cash flows used in investing activities
Acquisition of property and equipment	(157,308)	(138,099)
Intangible property costs	(133,054)	(101,467)
Net cash used in investing activities	(290,362)	(239,566)
Cash flows used in financing activities
Payments on capital lease obligations	(12,697)	(20,106)
Payments of debt obligations	(458,333)	(458,334)
Proceeds from the exercise of options	820	—
Net cash used in financing activities	(470,210)	(478,440)
Net decrease in cash and cash equivalents	(696,524)	(2,262,584)
Cash and cash equivalents—beginning of period	12,802,458	17,464,040
Cash and cash equivalents—end of period	$12,105,934	$15,201,456
Supplemental disclosure of cash flow information
Cash paid for interest	$61,322	$79,220
Cash paid for income taxes	$—	$197,425
Non-cash investing and financing activities
Dividend on preferred stock, 19,823 shares of common stock issuable for the three months ended March 31, 2017 and 2016	$34,096	$21,210
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”), headquartered in Roanoke, Virginia, was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We are a leader in advanced optical technology, providing unique capabilities in high speed optoelectronics and high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing for the aerospace and automotive industries. We are organized into two reportable segments, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from operations beginning in 2005. We have historically managed our liquidity through cost reduction initiatives, debt financings, capital markets transactions and the sale of assets.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2017, results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 20, 2017.
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
The effect of 4.1 million and 6.1 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the three months ended March 31, 2017 and 2016, respectively, as they are anti-dilutive to earnings per share due to our net loss.
Recently Issued Accounting Pronouncements

Effective January 1, 2017, we adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting. These amendments apply to several aspects of accounting for share-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. The adoption of ASU No. 2016-09 did not have a significant impact on our financial condition, results of operations or cash flows.
Effective January 1, 2017, we adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in any classified balance sheet rather than being separated into current and non-current amounts. The adoption of ASU No. 2015-17 did not have a significant impact on our consolidated financial statements.
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the subsequent measurement of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019. We do not expect ASU 2017-04 will have a material impact on our financial statements.
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
Components of inventory were as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Finished goods	$2,045,492	$1,993,543
Work-in-process	1,331,133	1,098,173
Raw materials	5,346,045	5,278,519
Total inventory	$8,722,670	$8,370,235

3.    Accrued Liabilities

Accrued liabilities at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Accrued compensation	$5,613,622	$5,442,723
Claims reserve	1,727,123	1,577,123
Accrued sub-contracts	441,316	483,477
Accrued professional fees	65,038	67,719
Deferred rent	159,562	155,138
Royalties	92,989	345,895
Warranty reserve	227,225	185,125
Accrued liabilities - other	345,556	409,900
Total accrued liabilities	$8,672,431	$8,667,100

4.	Debt
Silicon Valley Bank Facility
We currently have a Loan and Security Agreement with SVB (the "Credit Facility") under which, as amended on May 8, 2015, we have a term loan with an original borrowing amount of $6.0 million (the “Original Term Loan”). The Original Term Loan is repayable in 48 monthly installments of $125,000, plus accrued interest payable monthly in arrears, and unless earlier terminated, is scheduled to mature in May 2020. The Original Term Loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. We may prepay amounts due under the Original Term Loan at any time, subject to an early termination fee of up to 2% of the amount of prepayment.
In September 2015, we entered into the Waiver and Seventh Loan Modification Agreement, which provided an additional $1 million of available financing for purchases of equipment through December 31, 2015, which we fully borrowed in December 2015 (the "Second Term Loan" and, together with the Original Term Loan, the "Term Loans"). The Second Term Loan also bears interest at a floating prime rate plus 2% and is to be repaid in 35 monthly installments of $27,778 plus accrued interest.
The Credit Facility requires us to maintain a minimum cash balance of $5.0 million and to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal of the Term Loans. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of March 31, 2017, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2017, there were no events of default on the Credit Facility.
The aggregate balance under the Term Loans at March 31, 2017 and December 31, 2016, was $3.8 million and $4.3 million, respectively. The effective rate of our Term Loan at March 31, 2017 was 6%.
The following table presents a summary of debt outstanding as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(unaudited)
Silicon Valley Bank Term Loan	$3,833,333	$4,291,666
Less: unamortized debt issuance costs	34,224	38,301
Less: current portion	1,833,333	1,833,333
Total long-term debt	$1,965,776	$2,420,032

The schedule of remaining principal payments under our Term Loans as of March 31, 2017 was as follows:

2017	$1,375,000
2018	1,833,333
2019	625,000
$3,833,333

5.	Capital Stock and Share-Based Compensation
We recognize share-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. For restricted stock awards and restricted stock units, we recognize expense based upon the price of our underlying stock at the date of the grant. We have elected to use the Black-Scholes-Merton option pricing model to value any option or warrant awards granted. We recognize share-based compensation for such awards on a straight-line basis over the requisite service period of the awards. The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups within our company. We also assume an expected dividend yield of zero for all periods, as we have never paid a dividend on our common stock and do not have any plans to do so in the future.
We did not issue stock options during the three months ended March 31, 2017. A summary of the stock option activity for the three months ended March 31, 2017 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2017	2,857,114	$0.61 - $6.83	$1.89	$107,063	2,367,630	$1.93	$101,071
Granted	—	$—	$—
Exercised	(1,000)	$0.82	$0.82
Canceled	(106,910)	$1.40 - $3.69	$2.17
Balance, March 31, 2017	2,749,204	$0.61 - $6.83	$1.88	$676,442	2,584,839	$1.91	$611,860

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At March 31, 2017, the outstanding stock options to purchase an aggregate of 2.7 million shares had a weighted-average remaining contractual term of 4.9 years, and the exercisable stock options to purchase an aggregate of 2.6 million shares had a weighted-average remaining contractual term of 4.7 years.
For the three months ended March 31, 2017 and 2016 we recognized $0.2 million and $0.3 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated financial statements. We expect to recognize $0.2 million in share-based compensation expense over the weighted-average remaining service period of 1.3 years for stock options outstanding as of March 31, 2017.

The following table summarizes the value of our unvested restricted stock awards:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance at January 1, 2017	743,042	$1.20	$888,764
Granted	—	$—	—
Vested	(67,125)	$1.26	(84,578)
Repurchased	—	$—	—
Balance at March 31, 2017	675,917	$1.19	$804,186

Restricted Stock Units
We issue restricted stock units ("RSUs"), to our non-employee directors for service on our board of directors. Under our non-employee director compensation policy, continuing non-employee directors receive an annual RSU grant at the time of our annual meeting of stockholders, which grant vests on the earlier of the one year anniversary of the grant or the following annual meeting of stockholders. Under our non-employee director deferred compensation plan, as amended (the "NEDCP") non-employee directors may also elect to receive their annual cash retainers for board and committee service in RSUs which are issued quarterly and vest immediately upon their issuance, subject to deferred settlement in accordance with the NEDCP. The following is a summary of our RSU activity for the three months ended March 31, 2017:

	Number of RSUs			Intrinsic Value
	Issued	Unvested	Weighted Average Grant Date Fair Value per Share	Outstanding	Unvested
Balance at January 1, 2017	528,510	86,956	$1.29	$776,910	$127,825
Granted	15,260	—	$1.55
Vested	—	—	$0.00
Forfeitures	—	—	$0.00
Converted	—	—	$0.00
Balance at March 31, 2017	543,770	86,956	$1.30	$940,722	$150,434

The following details our equity transactions during the three months ended March 31, 2017:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2017	1,321,514	1,322	27,541,277	28,600	446,827	(517,987)	82,451,958
Exercise of stock options	—	—	1,000	1	—	—	819
Share-based compensation	—	—	—	—	—	—	170,084
Non-cash compensation	—	—	—	—	—	—	—
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	34,076
Forfeitures of restricted stock grants	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Balance at March 31, 2017	1,321,514	1,322	27,542,277	28,621	446,827	(517,987)	82,656,937

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to March 31, 2017. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2017, the Series A Preferred Stock issued to Carilion has accrued $1,047,538 in dividends. The accrued and unpaid dividends as of March 31, 2017 will be paid by the issuance of 572,224 shares of our common stock upon Carilion’s written request.

Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2.0 million of our common stock through May 31, 2017. Our stock repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of March 31, 2017, we had repurchased a total of 205,500 shares for an aggregate purchase price of $0.2 million. We currently maintain these repurchased shares as treasury stock. We did not repurchase any shares during the three months ended March 31, 2017.

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
Through March 31, 2017, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 20, 2017).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Revenues:
Technology development	$4,276,448	$3,723,262
Products and licensing	8,841,936	10,263,753
Total revenues	$13,118,384	$13,987,015
Technology development operating loss	$(365,555)	$(490,315)
Products and licensing operating loss	(899,719)	(861,851)
Total operating loss	$(1,265,274)	$(1,352,166)
Depreciation, technology development	$88,220	$85,500
Depreciation, products and licensing	$335,053	$253,496
Amortization, technology development	$40,436	$73,337
Amortization, products and licensing	$492,978	$527,466
The table below presents assets for reportable segments:

	March 31, 2017	December 31, 2016
	(unaudited)
Total segment assets:
Technology development	$18,397,029	$16,923,090
Products and licensing	33,496,942	38,073,883
Total assets	$51,893,971	$54,996,973
Property plant and equipment, and intangible assets, technology development	$2,532,026	$2,602,803
Property plant and equipment, and intangible assets, products and licensing	$14,672,408	$15,207,630
There are no material inter-segment revenues for any period presented.
The U.S. government accounted for 33% and 28% of total consolidated revenues for the three months ended March 31, 2017 and 2016, respectively.
International revenues (customers outside the United States) accounted for approximately 26% and 35% of total consolidated revenues for the three months ended March 31, 2017 and 2016, respectively. Revenues from customers in China represented approximately 13% and 19% of total revenues for the three months ended March 31, 2017 and 2016, respectively. No other single country, outside of the United States, represented more than 10% of total revenues in the three months ended March 31, 2017 and 2016. In addition, we had one commercial customer whose revenues accounted for 9% and 16% of our total consolidated revenues for the three months ended March 31, 2017 and 2016, respectively.

7.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In September 2014, we received a preliminary audit report from the Defense Contract Audit Agency (the "DCAA"), with respect to our 2007 incurred cost submission and questioning $0.8 million of claimed costs that the DCAA believes are expressly unallowable under the Federal Acquisition Regulations and, therefore, subject to potential penalty. In June 2015, we received from the Defense Contract Management Agency ("DCMA") a final determination and demand for payment of penalties, interest, and over billing in the aggregate amount of $1.1 million. In July 2015, we filed an appeal with the Armed Services Board of Contract Appeals ("ABSCA").  In January 2017, a hearing was held before the ASBCA. No ruling has yet been issued with respect to our appeal. In April 2017, we made a settlement offer of $150,000 to DCMA, and we have accrued that amount in our financial statements as of March 31, 2017. We have not yet received a response to our offer from DCMA, and the appeals process remains ongoing.

In the third quarter of 2016 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period. At March 31, 2017, approximately $0.7 million of this commitment remained. In addition, as of March 31, 2017, we had $0.9 million in outstanding purchase orders for multiple shipments of certain amplifiers utilized in our integrated coherent receiver products.
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
We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented 67% and 73% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. The change in revenue mix was primarily a result of lower sales of our 100G integrated coherent receivers during the three months ended March 31, 2017 and continued growth of our Technology Development business segment.

The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 33% and 27% of total revenues for the three months ended March 31, 2017 and 2016, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues have historically accounted for a large portion of total revenues, and we expect that they will continue to represent a significant portion of total revenues for the foreseeable future. The Technology Development segment revenues were $4.3 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $15.8 million at March 31, 2017 and $17.6 million at December 31, 2016. The approximate value of our Products and Licensing segment backlog was $8.2 million at March 31, 2017 and $10.4 million at December 31, 2016.
Revenues from product sales are mostly derived from the sales of our optoelectronic components and from the sales of sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of revenues in the near term. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales and product development to be primarily in areas associated with our fiber optic instrumentation, test & measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and, as we develop and commercialize new products, we expect these revenues will reflect a broader and more diversified mix of products.
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
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 33% and 27% of total revenues for the three months ended March 31, 2017 and 2016, respectively.
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sublicenses of certain patents and other intellectual property, and represented 67% and 73% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. Product and licensing revenues decreased as a percentage of our total revenues due to lower revenues from sales of 100G coherent receivers during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
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
Interest Expense
Interest expense is composed of interest paid under our term loans as well as interest accrued on our capital lease obligations.
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
Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission ("SEC") on March 20, 2017. Effective January 1, 2017, we adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments apply to several aspects of accounting for share-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. The adoption of ASU No. 2016-09 did not have a significant impact on our financial condition, results of operations or cash flows. There have been no other material changes to the description of our critical accounting policies as described in our Form 10-K as filed with the SEC on March 20, 2017.
Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues

	Three Months Ended March 31,
	2017	2016	$ Difference	% Difference
Revenues:
Technology development	$4,276,448	$3,723,262	$553,186	15%
Products and licensing	8,841,936	10,263,753	(1,421,817)	(14)%
Total revenues	$13,118,384	$13,987,015	$(868,631)	(6)%
Revenues from our Technology Development segment for the three months ended March 31, 2017 increased $0.6 million, or 15%, to $4.3 million compared to $3.7 million for the three months ended March 31, 2016. The increase in Technology Development segment revenues continues a growth trend experienced throughout 2016 and into 2017 largely driven by successes in Phase 2 SBIR awards. The increase for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was realized primarily in our biomedical and our intelligent systems research groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.
Our Products and Licensing segment includes revenues from sales of test & measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, sales of HSOR products and other optical components and sub-assemblies and sales of Terahertz sensing systems. Products and Licensing segment revenues decreased $1.4 million, or 14%, to $8.8 million for the three months ended March 31, 2017 compared to $10.3 million for the three months ended March 31, 2016. The decrease in Products and Licensing segment revenues was primarily driven by lower sales of our 100G integrated coherent receivers to one international customer.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2017	2016	$ Difference	% Difference
Cost of revenues:
Technology development	$3,222,354	$2,846,723	$375,631	13%
Products and licensing	5,220,775	6,296,685	(1,075,910)	(17)%
Total cost of revenues	8,443,129	9,143,408	(700,279)	(8)%
Gross profit	$4,675,255	$4,843,607	$(168,352)	(3)%
The cost of Technology Development segment revenues for the three months ended March 31, 2017 increased $0.4 million, or 13%, to $3.2 million compared to $2.8 million for the three months ended March 31, 2016. The increase in cost of Technology Development segment revenues was attributable to increased utilization of subcontractors for our research contracts.
The cost of revenues associated with our Products and Licensing segment decreased by $1.1 million, or 17%, to $5.2 million for the three months ended March 31, 2017 compared to $6.3 million for the three months ended March 31, 2016. Products and Licensing segment cost of revenues decreased due to lower sales of 100G integrated coherent receivers. Our overall gross margin for the three months ended March 31, 2017 was 36% compared to 35% for the three months ended March 31, 2016.
Operating Expense

	Three Months Ended March 31,
	2017	2016	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$4,495,701	$4,645,282	$(149,581)	(3)%
Research, development and engineering	1,444,828	1,550,491	(105,663)	(7)%
Total operating expense	$5,940,529	$6,195,773	$(255,244)	(4)%
Our selling, general and administrative expense decreased $0.1 million, or 3%, to $4.5 million for the three months ended March 31, 2017 compared to $4.6 million for the three months ended March 31, 2016. The decrease in selling, general and administrative expense is primarily due to $0.1 million reduction in share-based compensation expense.
Research, development and engineering expense decreased $0.1 million, or 7%, to $1.4 million for the three months ended March 31, 2017 compared to $1.6 million for the three months ended March 31, 2016. The decrease in research, development and engineering expense was related to lower personnel costs during the three months ended March 31, 2017.
Interest Expense
Interest expense for the three months ended March 31, 2017 was $64,374 compared to interest expense of $86,173 during the three months ended March 31, 2016. During the three months ended March 31, 2017, our average outstanding balance on our term loans was $4.0 million as compared to $5.8 million for the three months ended March 31, 2016.

Liquidity and Capital Resources
At March 31, 2017, our total cash and cash equivalents were $12.1 million.

We currently have a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we have two term loans with an aggregate original borrowing amount of $7.0 million. As of March 31, 2017, these term loans had an aggregate outstanding principal balance of $3.8 million. One term loan, with a balance of $0.6 million as of March 31, 2017, matures on December 1, 2018. The other term loan, with a balance of $3.2 million as of March 31, 2017, matures on May 1, 2019. The term loans bear interest at a floating prime rate plus 2%. We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment. Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2017, we were in compliance with all covenants under the Loan and Security Agreement.

We believe that our cash balance as of March 31, 2017 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Three Months Ended March 31,
	2017	2016	$ Difference
Net cash provided by/ (used in) operating activities	$64,048	$(1,544,578)	$1,608,626
Net cash used in investing activities	(290,362)	(239,566)	(50,796)
Net cash used in financing activities	(470,210)	(478,440)	8,230
Net decrease in cash and cash equivalents	$(696,524)	$(2,262,584)	$1,566,060
During the first three months of 2017, operations provided $0.1 million of cash, as compared to the same period in 2016 in which operations used $1.5 million of cash. During the first three months of 2017, net cash provided by operating activities consisted of our net loss of $1.4 million, which included non-cash charges for depreciation and amortization of $1.0 million and share-based compensation of $0.2 million, and a net cash inflow of $0.3 million from changes in working capital (principally driven by a reduction in accounts receivable of $2.0 million, partially offset by a decrease in accounts payable and accrued expenses of $1.3 million and an increase in inventory of $0.4 million). The decrease in accounts receivable was driven by collection of past due amounts of approximately $0.8 million during the three months ended March 31, 2017, and lower revenue during that same period compared to the three months ended December 31, 2016.
During the first three months of 2016, net cash used in operating activities consisted of our net loss of $1.5 million and a net cash outflow of $1.3 million from changes in working capital (principally driven by a reduction in accounts payable and accrued expenses of $0.7 million, an increase in other assets of $0.4 million and an increase of $0.3 million in accounts receivable, partially offset by non-cash charges for depreciation and amortization of $0.9 million, and share-based compensation of $0.3 million.
Our cash used in investing activities for the three months ended March 31, 2017 and 2016 included purchases of equipment and capitalized costs associated with the prosecution of patents. Cash used in investing activities included $0.2 million of fixed asset additions and $0.1 million of capitalized intellectual property costs for the three months ended March 31, 2017 compared to fixed asset additions of $0.1 million and capitalized intellectual property costs of $0.1 million for the three months ended March 31, 2016.
Net cash used in financing activities during the three months ended March 31, 2017 and 2016 included the repayment of the long term debt and repayments of capital lease obligations. In the aggregate, these activities resulted in net cash outflows of $0.5 million for each of the first three months of 2017 and 2016.
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
We are exposed to interest rate fluctuations as a result of our term loans with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $3.8 million outstanding under the term loans as of March 31, 2017, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $38,000.
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
Foreign Currency Exchange Rate Risk
As of March 31, 2017, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2015, we received a letter of final determination from the Defense Contract Management Agency ("DCMA") regarding the allowability of certain costs we included in our billings under cost-plus type research contracts during 2007. In conjunction with the DCMA's determination of those costs as expressly unallowable under the provisions of the Federal Acquisition Regulations, the DCMA assessed penalties and interest to us totaling $1.1 million. In July 2015, we filed an appeal of the assessed penalties and interest with the Armed Services Board of Contract Appeals ("ASBCA"). A hearing was held with respect to this appeal in January 2017, and a decision has not yet been reached by ASBCA. In April 2017, we made a settlement offer of $150,000 to DCMA, and we have accrued that amount in our financial statements as of March 31, 2017. We have not yet received a response to our offer from DCMA, and the appeals process remains ongoing.
For additional information regarding our legal proceedings, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 20, 2017.

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
RISKS RELATING TO OUR BUSINESS GENERALLY
Our technology is subject to a license from Intuitive Surgical, Inc., which is revocable in certain circumstances. Without this license, we cannot continue to market, manufacture or sell our fiber-optic products.
As a part of the sale of certain assets to Intuitive Surgical, Inc. ("Intuitive") in 2014, we entered into a license agreement with Intuitive pursuant to which we received rights to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. This license back to us is revocable if after notice and certain time periods, we were to (i) challenge the validity or enforceability of the transferred patents and patent applications, (ii) commercialize our fiber optical shape sensing and localization technology in the field of medicine (except to perform on a development and supply project for Hansen Medical, Inc.), (iii) violate our obligations related to our ability to sublicense in the field of medicine or (iv) violate our confidentiality obligations in a manner that advantages a competitor in the field of medicine and not cure such violation. Maintaining this license is necessary for us to conduct our fiber-optic products business, both for our telecom products and our ODiSI sensing products. If this license were to be revoked by Intuitive, we would no longer be able to market, manufacture or sell these products which would severely limit our ability to continue operations.

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
Many of our products are manufactured internally. However, we also rely upon contract manufacturers to produce the finished portion of some of our optoelectronic components and certain lasers. Our reliance on contract manufacturers for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality control and costs. If the contract manufacturer for our products were unable or unwilling to manufacture our products in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce the supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.
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
In addition, U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers the inclusion of certain claimed costs deemed to be expressly unallowable, or improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, our reputation could suffer serious harm if allegations of impropriety were made against us. In June 2015, we received a determination from the Defense Contract Management Agency ("DCMA") of expressly unallowable costs included in our claimed costs for the 2007 contract year. As a result of that determination, DCMA assessed us penalties, interest and over billings of $1.1 million. We have appealed that assessment, and our appeal is currently pending. In April 2017, we also made a settlement offer of $150,000 to DCMA, but we have not yet received a response. Depending on the outcome of this appeal and the response to our settlement offer, we could be required to make payments that have a material adverse effect on our financial position.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the three months ended March 31, 2017 and 2016, revenues generated under the SBIR program represented 29% and 23%, respectively, of our total revenues.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2017, we had approximately 240 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 33% and 27% of our consolidated total revenues for the three months ended March 31, 2017 and 2016, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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

Our business is reliant on our ability to find new customers and retain existing customers. In particular, customers normally purchase certain of our products and incorporate them into products that they, in turn, sell in their own markets on an ongoing basis. As a result, the historical sales or these products have been dependent upon the success of our customers’ products and the future performance of our business is dependent upon our success in finding new customers and receiving new orders from existing customers.
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
We realized a net loss of $1.4 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
We have obtained capital by borrowing money under term loans and we might require additional capital to support and expand our business; our term loan has various loan covenants with which we must comply.
We intend to continue to make investments to support our business growth, including developing new products, enhancing our existing products, obtaining important regulatory approvals, enhancing our operating infrastructure, completing our development activities and building our commercial scale manufacturing facilities. To the extent that we are unable to become or remain profitable and to finance our activities from continuing operations, we may require additional funds to support these initiatives and to grow our business.
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
We have term loans with Silicon Valley Bank ("SVB"), which requires us to observe certain financial and operational covenants, including maintenance of a minimum cash balance of $5.0 million, protection and registration of intellectual property rights, and certain customary negative covenants, as well as other customary events of default. If any event of default occurs SVB may declare due immediately all borrowings under our term loans and foreclose on the collateral. Furthermore, an event of default would result in an increase in the interest rate on any amounts outstanding.
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
Carilion Clinic holds approximately 3.5 million shares of our common stock (including approximately 1.3 million shares issuable to Carilion upon conversion of shares of Series A Convertible Preferred Stock that Carilion holds). All of these shares have been registered for sale on a Form S-3 registration statement and, accordingly, may generally be freely sold by Carilion at any time. Any sales of these shares, or the perception that future sales of shares may occur by Carilion or any of our other significant stockholders, may have a material adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with NASDAQ’s continuing listing standards in respect of our minimum stock price, as further described below.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2017
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2017, the Series A Preferred Stock issued to Carilion has accrued $1,047,538 in dividends. The accrued dividend as of March 31, 2017 will be paid by the issuance of 572,224 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
On June 9, 2016, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of up to $2.0 million of our common stock. We did not make any purchases of stock under this program during the three months ended March 31, 2017. As of March 31, 2017, we had $1,751,191 available for future purchases. Unless extended, the stock repurchase program expires on May 31, 2017.

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

Luna Innovations Incorporated
Date:	May 11, 2017	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	2017 Senior Management Incentive Compensation Plan
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (iv) Notes to Unaudited Consolidated Financial Statements.

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