Form 10-Q
period 2017-06-30
LUNA INNOVATIONS INC
filed 2017-08-10
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2017, there were 28,226,436 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,291,255	$12,802,458
Accounts receivable, net	13,150,291	14,297,725
Inventory	9,540,754	8,370,235
Prepaid expenses and other current assets	1,266,090	1,627,175
Total current assets	34,248,390	37,097,593
Property and equipment, net	6,882,576	6,780,838
Intangible assets, net	8,003,009	8,681,263
Goodwill	2,348,331	2,348,331
Other assets	68,778	88,948
Total assets	$51,551,084	$54,996,973
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,833,333	$1,833,333
Current portion of capital lease obligations	52,404	52,128
Accounts payable	3,958,144	4,466,192
Accrued liabilities	8,131,316	8,667,100
Deferred revenue	946,146	949,603
Total current liabilities	14,921,343	15,968,356
Long-term deferred rent	1,337,893	1,403,957
Long-term debt obligations	1,511,520	2,420,032
Long-term capital lease obligations	89,054	114,940
Total liabilities	17,859,810	19,907,285
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 28,226,436 and 27,988,104 shares issued, 27,688,710 and 27,541,277 shares outstanding at June 30, 2017 and December 31, 2016	28,878	28,600
Treasury stock at cost, 537,727 and 446,827 shares at June 30, 2017 and December 31, 2016	(661,253)	(517,987)
Additional paid-in capital	82,837,888	82,451,958
Accumulated deficit	(48,515,561)	(46,874,205)
Total stockholders’ equity	33,691,274	35,089,688
Total liabilities and stockholders’ equity	$51,551,084	$54,996,973
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues:
Technology development	$4,625,175	$4,137,382	8,901,624	$7,860,644
Products and licensing	8,951,296	10,509,522	17,793,232	20,773,273
Total revenues	13,576,471	14,646,904	26,694,856	28,633,917
Cost of revenues:
Technology development	3,439,118	3,181,447	6,661,474	6,061,282
Products and licensing	5,056,449	6,294,607	10,277,225	12,558,180
Total cost of revenues	8,495,567	9,476,054	16,938,699	18,619,462
Gross profit	5,080,904	5,170,850	9,756,157	10,014,455
Operating expense:
Selling, general and administrative	3,936,207	4,581,776	8,431,911	9,227,060
Research, development and engineering	1,263,911	1,240,655	2,708,738	2,791,146
Total operating expense	5,200,118	5,822,431	11,140,649	12,018,206
Operating loss	(119,214)	(651,581)	(1,384,492)	(2,003,751)
Other income/(expense):
Other expense	(1,225)	(39,489)	(869)	(35,545)
Interest expense	(60,386)	(78,906)	(124,760)	(165,079)
Total other expense	(61,611)	(118,395)	(125,629)	(200,624)
Loss before income taxes	(180,825)	(769,976)	(1,510,121)	(2,204,375)
Income tax expense	40,937	1,000	67,627	26,175
Net loss	(221,762)	(770,976)	(1,577,748)	(2,230,550)
Preferred stock dividend	29,536	24,580	63,632	45,790
Net loss attributable to common stockholders	$(251,298)	$(795,556)	$(1,641,380)	$(2,276,340)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.08)
Weighted average common shares and common equivalent shares outstanding:
Basic and diluted	27,600,147	27,557,960	27,570,919	27,517,792
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Cash flows provided by/(used in) operating activities
Net loss	$(1,577,748)	$(2,230,550)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,753,748	1,861,603
Share-based compensation	321,756	465,028
Bad debt expense	40,753	50,515
Gain on disposal of fixed assets	(670)	—
Change in assets and liabilities
Accounts receivable	1,106,681	(167,749)
Inventory	(1,170,519)	474,072
Other current assets	325,005	(306,371)
Accounts payable and accrued expenses	(1,109,870)	(1,076,784)
Deferred revenue	(3,457)	(81,830)
Net cash used in operating activities	(314,321)	(1,012,066)
Cash flows provided by/(used in) investing activities
Acquisition of property and equipment	(796,217)	(1,294,775)
Intangible property costs	(318,942)	(244,198)
Proceeds from sale of property and equipment	3,000	—
Net cash used in investing activities	(1,112,159)	(1,538,973)
Cash flows provided by/(used in) financing activities
Payments on capital lease obligations	(25,611)	(32,149)
Payments of debt obligations	(916,666)	(916,667)
Repurchase of common stock	(143,266)	(156,386)
Proceeds from the exercise of options	820	—
Net cash used in financing activities	(1,084,723)	(1,105,202)
Net decrease in cash and cash equivalents	(2,511,203)	(3,656,241)
Cash and cash equivalents—beginning of period	12,802,458	17,464,040
Cash and cash equivalents—end of period	$10,291,255	$13,807,799
Supplemental disclosure of cash flow information
Cash paid for interest	$120,191	$157,371
Cash paid for income taxes	$40,937	$198,425
Non-cash investing and financing activities
Dividend on preferred stock, 39,646 shares of common stock issuable for the six months ended June 30, 2017 and 2016	$63,632	$45,790
Capital expenditures funded by capital lease borrowings	$—	$157,246
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
The effect of 5.0 million and 5.8 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the three months ended June 30, 2017 and 2016, respectively, as they are anti-dilutive to earnings per share due to our net loss. The effect of 4.6 million and 5.7 million common stock equivalents are not included for the six months ended June 30, 2017 and 2016, respectively, as they are considered anti-dilutive to earnings per share due to our net loss.
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

2.	Subsequent Event- Sale of High Speed Optical Receivers Business

On August 9, 2017, we sold the assets and operations related to our high speed optical receivers ("HSOR") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million was received at closing and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). The purchase price is subject to adjustment in the future based upon a determination of final working capital, as defined in the asset purchase agreement. The HSOR business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015. As part of the Transaction, the buyer is also expected to hire approximately 49 of our employees who were engaged in the development, manufacture, and sale of HSOR products in addition to certain corporate administrative functions. The buyer will provide certain transition services to us with respect to infrastructure and administration for which we will pay $0.3 million per month for a period of five months following the date of the Transaction.

As the HSOR assets were not considered "held for sale" as of June 30, 2017, such assets are included within the assets held and used in our consolidated balance sheets as of June 30, 2017 and December 31, 2016. The following schedule sets forth the carrying amounts of major classes of assets and liabilities associated with the Transaction as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Current assets	(unaudited)
Accounts receivable	$4,263,448	$4,028,713
Inventory	2,262,316	1,521,398
Prepaid expenses and other current assets	122,599	251,516
Total current assets	6,648,363	5,801,627
Property and equipment, net	3,667,273	3,298,110
Intangible assets, net	4,673,792	5,314,045
Goodwill	2,348,331	2,348,331
Other assets	50,754	50,754
Total assets of the disposal group	$17,388,513	$16,812,867

Current liabilities
Accounts payable	$1,149,062	$1,511,450
Accrued compensation	313,725	504,719
Other accrued liabilities	468,124	248,837
Total current liabilities	1,930,911	2,265,006
Deferred rent	77,719	84,555
Total liabilities of the disposal group	$2,008,630	$2,349,561

The following schedule sets forth the revenues and expenses associated with the HSOR operations as well as the employees and other costs expected to be assumed by the buyer for the three and six months ended June 30, 2017 and 2016. Although these costs are expected to be assumed by the buyer, we may subsequently replace certain of these resources in support of our remaining operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues	$2,283,440	$4,745,999	$5,314,927	$9,744,708
Cost of revenues	1,568,746	3,202,491	3,801,363	6,505,287
Gross profit	714,694	1,543,508	1,513,564	3,239,421
Operating expense
Research, development and engineering	445,020	362,999	961,077	813,396
Selling, general and administrative	656,323	1,035,066	1,487,378	2,017,071
Total operating expense	1,101,343	1,398,065	2,448,455	2,830,467
Operating (loss)/income	(386,649)	145,443	(934,891)	408,954
Other (income)/expense	—	(3,548)		35,036
(Loss)/income before income taxes	(386,649)	148,991	(934,891)	373,918
Income tax benefit/(expense)	—	56,557	—	141,939
(Loss)/income attributable to disposal group	$(386,649)	$92,434	$(934,891)	$231,979

3.	Inventory
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
Components of inventory were as follows:

	June 30, 2017	December 31, 2016
	(unaudited)
Finished goods	$2,630,986	$1,993,543
Work-in-process	1,445,377	1,098,173
Raw materials	5,464,391	5,278,519
Total inventory	$9,540,754	$8,370,235

4.    Accrued Liabilities

Accrued liabilities at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Accrued compensation	$4,779,817	$5,442,723
Claims reserve	1,727,123	1,577,123
Accrued sub-contracts	464,961	483,477
Accrued professional fees	57,153	67,719
Deferred rent	154,396	155,138
Royalties	160,801	345,895
Warranty reserve	419,196	185,125
Accrued liabilities - other	367,869	409,900
Total accrued liabilities	$8,131,316	$8,667,100

5.	Debt
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
The Credit Facility requires us to maintain a minimum cash balance of $5.0 million and to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal of the Term Loans. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of June 30, 2017, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of June 30, 2017, there were no events of default on the Credit Facility.
The aggregate balance under the Term Loans at June 30, 2017 and December 31, 2016, was $3.4 million and $4.3 million, respectively. The effective rate of our Term Loan at June 30, 2017 was 6.25%.
The following table presents a summary of debt outstanding as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(unaudited)
Silicon Valley Bank Term Loan	$3,375,000	$4,291,666
Less: unamortized debt issuance costs	30,147	38,301
Less: current portion	1,833,333	1,833,333
Total long-term debt	$1,511,520	$2,420,032

The schedule of remaining principal payments under our Term Loans as of June 30, 2017 was as follows:

2017	$916,667
2018	1,833,333
2019	625,000
$3,375,000

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
A summary of the stock option activity for the six months ended June 30, 2017 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2017	2,857,114	$0.61 - $6.83	$1.89	$107,063	2,367,630	$1.93	$101,071
Granted	80,000	$1.51 - $1.54	$1.53
Exercised	(1,000)	$0.82	$0.82
Canceled	(117,623)	$1.40 - $3.69	$2.26
Balance, June 30, 2017	2,818,491	$0.61 - $6.83	$1.86	$356,221	2,584,839	$1.90	$334,031

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At June 30, 2017, the outstanding stock options to purchase an aggregate of 2.8 million shares had a weighted-average remaining contractual term of 4.8 years, and the exercisable stock options to purchase an aggregate of 2.6 million shares had a weighted-average remaining contractual term of 4.5 years.
For the six months ended June 30, 2017 and 2016 we recognized $0.3 million and $0.5 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated financial statements. We expect to recognize $0.2 million in share-based compensation expense over the weighted-average remaining service period of 1.7 years for stock options outstanding as of June 30, 2017.

The following table summarizes the value of our unvested restricted stock awards:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance, January 1, 2017	743,042	$1.20	$888,764
Granted	289,000	$1.54	445,060
Vested	(355,542)	$1.21	(431,854)
Repurchased		$—	—
Forfeitures	(51,667)	$1.14	(58,917)
Balance, June 30, 2017	624,833	$1.35	$843,053

Restricted Stock Units
We issue restricted stock units ("RSUs"), to our non-employee directors for service on our board of directors. Under our non-employee director compensation policy, continuing non-employee directors receive an annual RSU grant at the time of our annual meeting of stockholders, which grant vests on the earlier of the one year anniversary of the grant or the following annual meeting of stockholders. Under our non-employee director deferred compensation plan, as amended (the "NEDCP") non-employee directors may also elect to receive their annual cash retainers for board and committee service in RSUs which are issued quarterly and vest immediately upon their issuance, subject to deferred settlement in accordance with the NEDCP. The following is a summary of our RSU activity for the six months ended June 30, 2017:

	Number of RSUs			Intrinsic Value
	Issued	Unvested	Weighted Average Grant Date Fair Value per Share	Outstanding	Unvested
Balance, January 1, 2017	528,510	86,956	$1.29	$776,910	$127,825
Granted	165,143	129,865	$1.56
Vested	—	(86,956)	$1.15
Forfeitures	—	—	$0.00
Converted	—	—	$0.00
Balances, June 30, 2017	693,653	129,865	$1.36	$1,047,416	$196,096

The following details our equity transactions during the six months ended June 30, 2017:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	$
Balance, January 1, 2017	1,321,514	1,322	27,541,277	28,600	446,827	(517,987)	82,451,958
Exercise of stock options	—	—	1,000	1	—	—	819
Share-based compensation	—	—	289,000	289	—	—	321,467
Non-cash compensation	—	—	—	—	—	—	—
Stock dividends to Carilion Clinic(1)	—	—	—	40	—	—	63,592
Forfeitures of restricted stock grants	—	—	(51,667)	(52)	—	—	52
Repurchase of common stock	—	—	(90,900)	—	90,900	(143,266)	—
Balances, June 30, 2017	1,321,514	1,322	27,688,710	28,878	537,727	(661,253)	82,837,888

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to June 30, 2017. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2017, the Series A Preferred Stock issued to Carilion has accrued $1,077,074 in dividends. The accrued and unpaid dividends as of June 30, 2017 will be paid by the issuance of 592,047 shares of our common stock upon Carilion’s written request.

Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2.0 million of our common stock through May 31, 2017. Our stock repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We did not repurchase any shares during the six months ended June 30, 2017. As of May 31, 2017, we had repurchased a total of 205,500 shares for an aggregate purchase price of $0.2 million, after which the stock repurchase program expired. We currently maintain these repurchased shares as treasury stock.

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
Through June 30, 2017, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 20, 2017).

The table below presents revenues and operating loss for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues:
Technology development	$4,625,175	$4,137,382	$8,901,624	$7,860,644
Products and licensing	8,951,296	10,509,522	17,793,232	20,773,273
Total revenues	$13,576,471	$14,646,904	$26,694,856	$28,633,917
Technology development operating income/(loss)	$60,659	$313,208	$(304,901)	$(177,108)
Products and licensing operating loss	(179,873)	(964,789)	(1,079,591)	(1,826,643)
Total operating loss	$(119,214)	$(651,581)	$(1,384,492)	$(2,003,751)
Depreciation, technology development	$88,698	$91,127	$176,918	$186,784
Depreciation, products and licensing	$240,504	$263,514	$571,480	$517,011
Amortization, technology development	$26,169	$44,501	$66,605	$117,838
Amortization, products and licensing	$437,612	$522,660	$930,590	$1,039,969
The table below presents assets for reportable segments:

	June 30, 2017	December 31, 2016
	(unaudited)
Total segment assets:
Technology development	$16,608,820	$16,923,090
Products and licensing	34,942,264	38,073,883
Total assets	$51,551,084	$54,996,973
Property plant and equipment, and intangible assets, technology development	$2,462,428	$2,602,803
Property plant and equipment, and intangible assets, products and licensing	$14,771,488	$15,207,630
There are no material inter-segment revenues for any period presented.
The U.S. government accounted for 38% and 28% of total consolidated revenues for the three months ended June 30, 2017 and 2016, respectively, and for 36% and 28% of total consolidated revenues for the six months ended June 30, 2017 and 2016, respectively.
International revenues (customers outside the United States) accounted for 28% and 29% of total consolidated revenues for the three months ended June 30, 2017 and 2016, respectively, and 27% and 32% of the total consolidated revenues for the six months ended June 30, 2017 and 2016, respectively. Revenues from customers in China represented 7% and 19% of total revenues for the three months ended June 30, 2017 and 2016, respectively, and 10% and 19% for the six months ended June 30, 2017 and 2016, respectively. No other single country, outside of the United States, represented more than 10% of total revenues in the three and six months ended June 30, 2017 and 2016. In addition, we had one commercial customer whose revenues accounted for 0% and 14% of our total consolidated revenues for the three months ended June 30, 2017 and 2016, respectively, and 5% and 15% for the six months ended June 30, 2017 and 2016, respectively.

8.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In September 2014, we received a preliminary audit report from the Defense Contract Audit Agency (the "DCAA"), with respect to our 2007 incurred cost submission and questioning $0.8 million of claimed costs that the DCAA believes are expressly unallowable under the Federal Acquisition Regulations and, therefore, subject to potential penalty. In June 2015, we received from the Defense Contract Management Agency ("DCMA") a final determination and demand for payment of penalties, interest, and over billing in the aggregate amount of $1.1 million. In July 2015, we filed an appeal with the Armed Services Board of Contract Appeals ("ABSCA").  In January 2017, a hearing was held before the ASBCA. No ruling has yet been issued with respect to our appeal. In April 2017, we made a settlement offer of $150,000 to the DCMA, and we have accrued that amount in our financial statements as of June 30, 2017. The DCMA notified us in May 2017 that it has declined our settlement offer. The appeals process remains ongoing.
In the third quarter of 2016 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period. At June 30, 2017, approximately $0.5 million of this commitment remained. In addition, as of June 30, 2017, we had $0.7 million in outstanding purchase orders for multiple shipments of certain amplifiers utilized in our integrated coherent receiver products.
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
We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. On August 9, 2017, we sold our high speed optical receiver ("HSOR") business to a third party, as described more fully below. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented 66% and 72% of our total revenues for the three months ended June 30, 2017 and 2016, respectively, and 67% and 73% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. The change in revenue mix was primarily a result of lower sales of our 100G integrated coherent receivers during the three and six months ended June 30, 2017, and continued growth of our Technology Development business segment. The approximate value of our Products and Licensing segment backlog was $8.8 million at June 30, 2017 and $10.4 million at December 31, 2016.

The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 34% and 28% of total revenues for the three months ended June 30, 2017 and 2016, respectively, and 33% and 27% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues have historically accounted for a large portion of total revenues, and we expect that they will continue to represent a significant portion of total revenues for the foreseeable future. The Technology Development segment revenues were $4.6 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively, and $8.9 million and $7.9 million for the six months ended June 30, 2017 and 2016, respectively. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $23.6 million at June 30, 2017 and $17.6 million at December 31, 2016.
Revenues from product sales have historically been mostly derived from the sales of our optoelectronic components and from the sales of sensing systems and products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of revenues in the near term. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales and product development to be primarily in areas associated with our fiber optic instrumentation, test & measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and, as we develop and commercialize new products, we expect these revenues will reflect a broader and more diversified mix of products.
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
Recent Developments
On August 9, 2017, we sold our assets associated with the HSOR business to a third party, for total cash consideration of $33.5 million, including $29.5 million received at closing and $4.0 million placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. As part of the transaction, the buyer is also expected to hire approximately 49 of our employees who were engaged in the development, manufacture, and sale of HSOR products in addition to certain corporate administrative functions. The buyer will provide certain transition services to us with respect to infrastructure and administration for which we will pay $0.3 million per month for a period of five months following the date of the transaction.
Our revenues recognized related to the HSOR business were $2.3 million and $4.7 million for the three months ended June 30, 2017 and 2016, respectively, and $5.3 million and $9.7 million for the six months ended June 30, 2017 and 2016, respectively.
Our sale of the HSOR business has significantly increased our capital resources, and we currently intend to use a portion of the proceeds from the sale to invest in expanding our fiber optic sensing business. However, the sale of the HSOR business is expected to result in lower revenues, primarily from reduced product sales, than we have experienced in prior periods until, if ever, we can increase revenues from our remaining businesses significantly. As a result, we may incur greater net losses and reduced cash flows from operations than we have in recent periods.

Description of Revenues, Costs and Expenses
Explanatory Note Regarding HSOR Business
The sale of the assets associated with our HSOR business described above was completed on August 9, 2017. Because those assets were not considered to be held for sale as of June 30, 2017, our Consolidated Statements of Operations included elsewhere in this report and the discussion of our operations set forth below include the results from the HSOR business. The sale of the HSOR business will have a material impact on our future results of operations, and when reviewing our consolidated financial statements and the discussion below, readers should carefully consider this expected impact on the results of operations in future periods.
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 34% and 28% of total revenues for the three months ended June 30, 2017 and 2016, respectively, and 33% and 27% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 66% and 72% of our total revenues for the three months ended June 30, 2017 and 2016, respectively, and 67% and 73% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. Product and licensing revenues decreased as a percentage of our total revenues due to lower revenues from sales of 100G coherent receivers during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

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
Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues

	Three Months Ended June 30,
	2017	2016	$ Difference	% Difference
Revenues:
Technology development	$4,625,175	$4,137,382	$487,793	12%
Products and licensing	8,951,296	10,509,522	(1,558,226)	(15)%
Total revenues	$13,576,471	$14,646,904	$(1,070,433)	(7)%
Revenues from our Technology Development segment for the three months ended June 30, 2017 increased $0.5 million, or 12%, to $4.6 million compared to $4.1 million for the three months ended June 30, 2016. The increase in Technology Development segment revenues continues a growth trend experienced throughout 2016 and into 2017 largely driven by successes in Phase 2 SBIR awards. The increase for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was realized primarily in our intelligent systems research and nanomaterials groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.
Our Products and Licensing segment included revenues from sales of test & measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, sales of HSOR products and other optical components and sub-assemblies and sales of Terahertz sensing systems. Products and Licensing segment revenues decreased $1.6 million, or 15%, to $9.0 million for the three months ended June 30, 2017 compared to $10.5 million for the three months ended June 30, 2016. The decrease in Products and Licensing segment revenues was primarily driven by lower sales of our 100G integrated coherent receivers to one international customer partially offset by an increase in our sales of test and measurement systems. For the three months ended June 30, 2017, revenues from our HSOR products were $2.3 million, compared to $4.7 million for the three months ended June 30, 2016. As described above, as a result of our recent sale of the HSOR business, we expect that revenues from our Products and Licensing segment will materially decline in future periods.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2017	2016	$ Difference	% Difference
Cost of revenues:
Technology development	$3,439,118	$3,181,447	$257,671	8%
Products and licensing	5,056,449	6,294,607	(1,238,158)	(20)%
Total cost of revenues	8,495,567	9,476,054	(980,487)	(10)%
Gross profit	$5,080,904	$5,170,850	$(89,946)	(2)%
The cost of Technology Development segment revenues for the three months ended June 30, 2017 increased $0.3 million, or 8%, to $3.4 million compared to $3.2 million for the three months ended June 30, 2016. The increase in cost of Technology Development segment revenues was attributable to increased utilization of subcontractors for our research contracts.
The cost of revenues associated with our Products and Licensing segment decreased by $1.2 million, or 20%, to $5.1 million for the three months ended June 30, 2017 compared to $6.3 million for the three months ended June 30, 2016. Products and Licensing segment cost of revenues decreased due to lower sales of 100G integrated coherent receivers partially offset by an increase in cost of revenues of our testing and measurement systems. Our overall gross margin for the three months ended June 30, 2017 was 37% compared to 35% for the three months ended June 30, 2016. For the three months ended June 30, 2017, cost of revenues from our HSOR products were $1.6 million, compared to $3.2 million for the three months ended June 30, 2016. The gross margin on our HSOR products was 31% for the three months ended June 30, 2017, compared to 33% for the three months ended June 30, 2016. As a result of our recent sale of our HSOR business, we expect that cost of revenues from our Products and Licensing segment will decline in future periods, while we expect our gross margin to initially increase.
Operating Expense

	Three Months Ended June 30,
	2017	2016	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$3,936,207	$4,581,776	$(645,569)	(14)%
Research, development and engineering	1,263,911	1,240,655	23,256	2%
Total operating expense	$5,200,118	$5,822,431	$(622,313)	(11)%
Our selling, general and administrative expense decreased $0.6 million, or 14%, to $3.9 million for the three months ended June 30, 2017 compared to $4.6 million for the three months ended June 30, 2016. The decrease in selling, general and administrative expense was due to a $0.2 million decrease in incentive compensation, a $0.1 million reduction in share-based compensation expense, a $0.2 million reduction in sales-related compensation associated with lower revenue, and a $0.1 million reduction in amortization expense. For the three months ended June 30, 2017, selling, general and administrative expense associated with our HSOR business was $0.7 million, compared to $1.0 million for the three months ended June 30, 2016.
Research, development and engineering expense remained substantially unchanged at $1.3 million for the three months ended June 30, 2017 compared to $1.2 million for the three months ended June 30, 2016. For the three months ended June 30, 2017 and 2016, research, development and engineering expense associated with our HSOR business was $0.4 million. As a result of our recent sale of the HSOR business, we expect that research, development and engineering expense will initially decline in future periods, although as described elsewhere in this report, we may use a portion of the proceeds from the sale of the HSOR business to invest in expanding our fiber optic sensing business, which may result in an increase in research, development and engineering expenses.
Interest Expense
Interest expense for the three months ended June 30, 2017 was $60,386 compared to interest expense of $78,906 during the three months ended June 30, 2016. During the three months ended June 30, 2017, our average outstanding balance on our term loans was $3.5 million as compared to $5.5 million for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues

	Six Months Ended June 30,
	2017	2016	$ Difference	% Difference
Revenues:
Technology development	$8,901,624	$7,860,644	$1,040,980	13%
Products and licensing	17,793,232	20,773,273	(2,980,041)	(14)%
Total revenues	$26,694,856	$28,633,917	$(1,939,061)	(7)%

Technology Development segment revenues increased $1.0 million, or 13%, to $8.9 million for the six months ended June 30, 2017 compared to $7.9 million for the six months ended June 30, 2016. The increase for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was realized primarily in our intelligent systems and nanomaterials groups.
Products and Licensing segment revenues decreased $3.0 million, or 14%, to $17.8 million for the six months ended June 30, 2017 compared to $20.8 million for the six months ended June 30, 2016. The decrease in Products and Licensing segment revenues was primarily driven by lower sales of our 100G integrated coherent receivers to one international customer partially offset by an increase in our sales of test and measurement systems. For the six months ended June 30, 2017, revenues from our HSOR products were $5.3 million, compared to $9.7 million for the six months ended June 30, 2016. As described above, as a result of our recent sale of the HSOR business, we expect that revenues from our Products and Licensing segment will materially decline in future periods.
Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2017	2016	$ Difference	% Difference
Cost of revenues:
Technology development	$6,661,474	$6,061,282	$600,192	10%
Products and licensing	10,277,225	12,558,180	(2,280,955)	(18)%
Total cost of revenues	16,938,699	18,619,462	(1,680,763)	(9)%
Gross profit	9,756,157	$10,014,455	$(258,298)	(3)%

Costs of Technology Development segment revenues increased $0.6 million, or 10%, to $6.7 million for the six months ended June 30, 2017, compared to $6.1 million the six months ended June 30, 2016. This increase was primarily driven by an increase in subcontractor costs over the same period.

Costs of Products and Licensing segment revenues decreased $2.3 million, or 18%, to $10.3 million for the six months ended June 30, 2017 compared to $12.6 million for the six months ended June 30, 2016. Products and Licensing segment costs decreased in accordance with the decrease in Products and Licensing segment revenues over the same period, taking into account the gross margin effect of the product mix. Our overall gross margin for the six months ended June 30, 2017 increased to 37% compared to 35% for the six months ended June 30, 2016. For the six months ended June 30, 2017, cost of revenues from our HSOR products were $3.8 million compared to $6.5 million for the six months ended June 30, 2016. The gross margin on our HSOR products was 28% for the six months ended June 30, 2017, compared to 33% for the six months ended June 30, 2016. As a result of our recent sale of the HSOR business, we expect that cost of revenues from our Products and Licensing segment will decline in future periods, while we expect our gross margin to initially increase.

Operating Expense

	Six Months Ended June 30,
	2017	2016	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$8,431,911	$9,227,060	$(795,149)	(9)%
Research, development and engineering	2,708,738	2,791,146	(82,408)	(3)%
Total operating expense	$11,140,649	$12,018,206	$(877,557)	(7)%

Selling, general and administrative expenses decreased $0.8 million, or 9%, to $8.4 million for the six months ended June 30, 2017 compared to $9.2 million for the six months ended June 30, 2016. The decrease in selling, general and administrative expenses year to date is related to a $0.5 million reduction in selling expenses associated with lower revenues, a $0.1 million reduction in amortization expenses related to intangibles, and a $0.2 million reduction in share-based compensation expense. For the six months ended June 30, 2017, selling, general and administrative expense associated with our HSOR business was $1.5 million, compared to $2.0 million for the six months ended June 30, 2016.

Research, development and engineering expense decreased $0.1 million, or 3%, to $2.7 million for the six months ended June 30, 2017 compared to $2.8 million for the six months ended June 30, 2016. The decrease in research, development and engineering expense was related to lower personnel costs during the six months ended June 30, 2017. For the six months ended June 30, 2017, research, development and engineering expense associated with our HSOR business was $1.0 million, compared to $0.8 million for the six months ended June 30, 2016. As a result of our recent sale of the HSOR business, we expect that research, development and engineering expense will initially decline in future periods, although as described elsewhere in this report, we currently intend to use a portion of the proceeds from the sale of the HSOR business to invest in expanding our fiber optic sensing business, which may result in an increase in research, development and engineering expenses.

Interest Expense
Interest expense for the six months ended June 30, 2017 was $0.1 million compared to interest expense of $0.2 million for the six months ended June 30, 2016. The decrease in interest expense was due to a decreasing outstanding loan balance. During the first six months of 2017, our average outstanding loan balance was $3.8 million as compared to $5.6 million for the six months ended June 30, 2016.

Liquidity and Capital Resources
At June 30, 2017, our total cash and cash equivalents were $10.3 million.

We currently have a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we have two term loans with an aggregate original borrowing amount of $7.0 million. As of June 30, 2017, these term loans had an aggregate outstanding principal balance of $3.4 million. One term loan, with a balance of $.5 million as of June 30, 2017, matures on December 1, 2018. The other term loan, with a balance of $2.9 million as of June 30, 2017, matures on May 1, 2019. The term loans bear interest at a floating prime rate plus 2%. We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment. Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. As of June 30, 2017, we were in compliance with all covenants under the Loan and Security Agreement.

On August 9, 2017, we completed a sale of our HSOR business to a third party. Under the terms of the asset purchase agreement, we received $29.5 million in August 2017 and the remaining $4.0 million was placed in escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. Subject to any such adjustment and indemnification obligations, we expect to receive these escrowed proceeds in December 2018. The proceeds from the sale of the HSOR business significantly expands our capital resources and we intend to use a portion of the proceeds from this sale to invest in expanding our fiber optic sensing business.

We believe that our cash balance as of June 30, 2017, together with the proceeds from the sale of our HSOR business, will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Six Months Ended June 30,
	2017	2016	$ Difference
Net cash used in operating activities	$(314,321)	$(1,012,066)	$697,745
Net cash used in investing activities	(1,112,159)	(1,538,973)	426,814
Net cash used in financing activities	(1,084,723)	(1,105,202)	20,479
Net decrease in cash and cash equivalents	$(2,511,203)	$(3,656,241)	$1,145,038
During the first six months of 2017, operations used $0.3 million of cash, as compared to the same period in 2016 in which operations used $1.0 million of cash. During the first six months of 2017, net cash used in operating activities consisted of our net loss of $1.6 million, which included non-cash charges for depreciation and amortization of $1.8 million and share-based compensation of $0.3 million, and a net cash outflow of $0.9 million from changes in working capital (principally driven by a decrease in accounts payable and accrued expenses of $1.1 million and an increase in inventory of $1.2 million, partially offset by a reduction in accounts receivable of $1.1 million ).
During the first six months of 2016, the $1.0 million of cash used in operating activities consisted of our net loss of $2.2 million which was primarily the result of charges for depreciation and amortization of $1.9 million and share-based compensation of $0.5 million. Additionally, changes in working capital resulted in a net cash outflow of $1.2 million, principally driven by a reduction in accounts payable and accrued liabilities of $1.1 million, resulting primarily from the payment of the settlement of shareholder litigation related to the merger and the payment of accrued royalties for product sales in 2015, an increase in other assets of $0.3 million, an increase in deferred revenue of $0.1 million and an increase of $0.2 million in accounts receivable due to the timing differences between recognizing a sale and collecting the cash payment for the sales.
Our cash used in investing activities for the six months ended June 30, 2017 and 2016 included purchases of equipment and capitalized costs associated with the prosecution of patents. Cash used in investing activities included $0.8 million of fixed asset additions and $0.3 million of capitalized intellectual property costs for the six months ended June 30, 2017 compared to fixed asset additions of $1.3 million and capitalized intellectual property costs of $0.2 million for the six months ended June 30, 2016.
Net cash used in financing activities during the six months ended June 30, 2017 and 2016 included the repayment of the long term debt and repayments of capital lease obligations. In the aggregate, these activities resulted in net cash outflows of $1.1 million for each of the first six months of 2017 and 2016.
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
We are exposed to interest rate fluctuations as a result of our term loans with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $3.4 million outstanding under the term loans as of June 30, 2017, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $33,750.
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
Foreign Currency Exchange Rate Risk
As of June 30, 2017, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2015, we received a letter of final determination from the Defense Contract Management Agency ("DCMA") regarding the allowability of certain costs we included in our billings under cost-plus type research contracts during 2007. In conjunction with the DCMA's determination of those costs as expressly unallowable under the provisions of the Federal Acquisition Regulations, the DCMA assessed penalties and interest to us totaling $1.1 million. In July 2015, we filed an appeal of the assessed penalties and interest with the Armed Services Board of Contract Appeals ("ASBCA"). A hearing was held with respect to this appeal in January 2017, and a decision has not yet been reached by ASBCA. In April 2017, we made a settlement offer of $150,000 to DCMA, and we have accrued that amount in our financial statements as of June 30, 2017. In May 2017, the DCMA declined our settlement offer. The appeals process remains ongoing.
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
In addition, U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers the inclusion of certain claimed costs deemed to be expressly unallowable, or improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, our reputation could suffer serious harm if allegations of impropriety were made against us. In June 2015, we received a determination from the Defense Contract Management Agency ("DCMA") of expressly unallowable costs included in our claimed costs for the 2007 contract year. As a result of that determination, the DCMA assessed us penalties, interest and over billings of $1.1 million. We have appealed that assessment, and our appeal is currently pending. In April 2017, we also made a settlement offer of $150,000 to the DCMA, which the DCMA subsequently declined. Depending on the outcome of this appeal and the response to our settlement offer, we could be required to make payments that have a material adverse effect on our financial position.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the six months ended June 30, 2017 and 2016, revenues generated under the SBIR program represented 30% and 23%, respectively, of our total revenues.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2017, we had approximately 240 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 33% and 27% of our consolidated total revenues for the six months ended June 30, 2017 and 2016, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
Our narrowed scope and focus may make it more difficult for us to achieve or maintain operating profitability
Through the recent sale of our HSOR business to a third party, we have reduced our overall size and narrowed our focus. Although we anticipate realizing cost savings as a result of the sale of the HSOR operations, we will continue to incur significant operating expenses associated with our public company infrastructure. Accordingly, we will need to significantly increase the revenue we generate from our remaining operations in order to achieve or maintain operating profitability. While we intend to use a portion of the proceeds from the sale of the HSOR business to invest in our fiber optic sensing business, there can be no guarantee that these efforts will result in increased revenues sufficient to achieve or maintain profitability.
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
Most of our customers do not purchase our optoelectronics products prior to qualification of the products and satisfactory completion of factory audits and vendor evaluation. Our existing products, as well as each new product, must pass through varying levels of qualification with our customers. In addition, because of the rapid technological changes in some markets, a customer may cancel or modify a design project before we begin large-scale manufacturing and receiving revenues from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized custom design projects. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects. Any such delay, cancellation or modification could have a negative effect on our results of operations.
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
We realized a net loss of $1.6 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
On an ongoing basis, we evaluate our various product offerings and technology developments in order to determine whether any should be discontinued or, to the extent possible, divested. For example, we recently sold our HSOR business to a third party. In addition, if we are unable to generate the amount of cash needed to fund the future operations of our business, we may be forced to sell one or more of our product lines or technology developments.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2017
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2017, the Series A Preferred Stock issued to Carilion has accrued $1,077,074 in dividends. The accrued dividend as of June 30, 2017 will be paid by the issuance of 592,047 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
On June 9, 2016, we announced that our board of directors approved a stock repurchase program, authorizing the repurchase of up to $2.0 million of our common stock. We did not make any purchases of stock under this program during the six months ended June 30, 2017. The aggregate purchase price of $0.2 million was expended under this program as of May 31, 2017. This program was not extended and expired on May 31, 2017.
The following table summarizes repurchases of our common stock during June 2017 to satisfy tax withholding obligations triggered upon the vesting of restricted stock awards. There were no purchases during April 2017 or May 2017.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
6/1/2017 - 6/30/2017	90,900	$1.58	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated
Date:	August 10, 2017	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (iv) Notes to Unaudited Consolidated Financial Statements.

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