Form 10-Q
period 2017-09-30
LUNA INNOVATIONS INC
filed 2017-11-13
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2017, there were 28,402,887 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,514,437	$12,802,458
Accounts receivable, net	8,940,405	10,269,012
Inventory	7,300,035	6,848,835
Prepaid expenses and other current assets	924,196	1,375,659
Current assets held for sale	—	5,801,629
Total current assets	55,679,073	37,097,593
Property and equipment, net	3,145,769	3,482,687
Intangible assets, net	3,264,285	3,367,217
Goodwill	502,000	502,000
Long term receivable- sale of HSOR business	4,000,000	—
Other assets	18,024	38,194
Non-current assets held for sale	—	10,509,282
Total assets	$66,609,151	$54,996,973
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,833,333	$1,833,333
Current portion of capital lease obligations	49,070	52,128
Accounts payable	2,188,776	2,954,742
Accrued liabilities	9,586,554	7,913,544
Deferred revenue	897,023	837,906
Current liabilities held for sale	—	2,376,703
Total current liabilities	14,554,756	15,968,356
Long-term deferred rent	1,221,170	1,319,402
Long-term debt obligations	1,057,263	2,420,032
Long-term capital lease obligations	79,246	114,940
Non-current liabilities held for sale	—	84,555
Total liabilities	16,912,435	19,907,285
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 28,402,887 and 27,988,104 shares issued, 27,815,060 and 27,541,277 shares outstanding at September 30, 2017 and December 31, 2016	29,074	28,600
Treasury stock at cost, 587,827 and 446,827 shares at September 30, 2017 and December 31, 2016	(746,007)	(517,987)
Additional paid-in capital	83,204,263	82,451,958
Accumulated deficit	(32,791,936)	(46,874,205)
Total stockholders’ equity	49,696,716	35,089,688
Total liabilities and stockholders’ equity	$66,609,151	$54,996,973
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues:
Technology development	$4,590,054	$4,118,245	$13,428,428	$11,772,731
Products and licensing	7,052,094	7,066,908	19,593,648	18,301,631
Total revenues	11,642,148	11,185,153	33,022,076	30,074,362
Cost of revenues:
Technology development	3,491,840	3,068,360	10,045,261	8,986,312
Products and licensing	3,617,547	3,758,765	10,201,459	9,954,987
Total cost of revenues	7,109,387	6,827,125	20,246,720	18,941,299
Gross profit	4,532,761	4,358,028	12,775,356	11,133,063
Operating expense:
Selling, general and administrative	3,256,074	3,816,679	10,345,964	11,296,389
Research, development and engineering	833,811	812,050	2,581,473	2,789,801
Total operating expense	4,089,885	4,628,729	12,927,437	14,086,190
Operating income/(loss)	442,876	(270,701)	(152,081)	(2,953,127)
Other income/(expense):
Other expense	(3,389)	(231)	(4,258)	(1,904)
Interest expense	(55,099)	(71,991)	(179,860)	(237,081)
Total other expense	(58,488)	(72,222)	(184,118)	(238,985)
Income/(loss) from continuing operations before income taxes	384,388	(342,923)	(336,199)	(3,192,112)
Income tax (benefit)/expense	(130,977)	44,797	(63,350)	(173,801)
Net income/(loss) from continuing operations	515,365	(387,720)	(272,849)	(3,018,311)
Income/(loss) from discontinued operations, net of income tax (benefit)/expense of $(349,515), $(35,095), $(349,515), and $209,678.	145,293	(57,358)	(644,241)	342,685
Gain on sale, net of $1,508,373 of related income taxes	15,096,666	—	15,096,666	—
Net income/(loss) from discontinued operations	15,241,959	(57,358)	14,452,425	342,685
Net income/(loss)	15,757,324	(445,078)	14,179,576	(2,675,626)
Preferred stock dividend	33,699	28,941	97,331	74,731
Net income/(loss) attributable to common stockholders	$15,723,625	$(474,019)	$14,082,245	$(2,750,357)
Net income/(loss) per share from continuing operations:
Basic	$0.02	$(0.01)	$(0.01)	$(0.11)
Diluted	$0.02	$(0.01)	$(0.01)	$(0.11)
Net income/(loss) per share from discontinued operations:
Basic	$0.55	$0.00	$0.52	$0.01
Diluted	$0.47	$0.00	$0.52	$0.01
Net income/(loss) per share attributable to common stockholders:
Basic	$0.57	$(0.02)	$0.51	$(0.10)
Diluted	$0.48	$(0.02)	$0.51	$(0.10)
Weighted average common shares and common equivalent shares outstanding:
Basic	27,692,539	27,605,028	27,611,905	27,531,730
Diluted	32,714,389	27,605,028	27,611,905	27,531,730
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Cash flows provided by/(used in) operating activities
Net income/(loss)	$14,179,576	$(2,675,626)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	2,241,867	2,759,877
Share-based compensation	476,428	665,354
Bad debt expense	40,753	255,522
Loss on disposal of fixed assets	3,640	—
Gain on sale of discontinued operations	(15,096,666)	—
Change in assets and liabilities
Accounts receivable	2,127,794	(1,197,885)
Inventory	(2,251,236)	964,443
Other current assets	380,858	(381,632)
Accounts payable and accrued expenses	(1,581,608)	(1,055,060)
Deferred revenue	59,980	(120,871)
Net cash provided by/(used in) operating activities	581,386	(785,878)
Cash flows provided by/(used in) investing activities
Acquisition of property and equipment	(893,698)	(1,433,260)
Intangible property costs	(392,485)	(317,287)
Proceeds from sale of property and equipment	3,000	—
Proceeds from sales of discontinued operations	28,026,528	—
Net cash provided by/(used in) investing activities	26,743,345	(1,750,547)
Cash flows provided by/(used in) financing activities
Payments on capital lease obligations	(38,752)	(44,404)
Payments of debt obligations	(1,375,000)	(1,375,000)
Repurchase of common stock	(228,020)	(325,060)
Proceeds from the exercise of options	29,020	—
Net cash used in financing activities	(1,612,752)	(1,744,464)
Net increase in cash and cash equivalents	25,711,979	(4,280,889)
Cash and cash equivalents—beginning of period	12,802,458	17,464,040
Cash and cash equivalents—end of period	$38,514,437	$13,183,151
Supplemental disclosure of cash flow information
Cash paid for interest	$173,275	$239,347
Cash paid for income taxes	$41,131	$203,305
Non-cash investing and financing activities
Dividend on preferred stock, 59,469 shares of common stock issuable for the nine months ended September 30, 2017 and 2016	$97,331	$74,731
Capital expenditures funded by capital lease borrowings	$—	$157,246
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”), headquartered in Roanoke, Virginia, was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We are a leader in advanced optical technology, providing unique capabilities in high performance fiber optic test products for the telecommunications industry, distributed fiber optic sensing for the aerospace and automotive industries, and custom optoelectronic components and subsystems. We are organized into two reportable segments, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market. We have a history of net losses from operations beginning in 2005. We have historically managed our liquidity through cost reduction initiatives, debt financings, capital markets transactions and the sale of assets.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of our debt approximates fair value, as we consider the floating interest rate on our credit facilities with Silicon Valley Bank ("SVB") to be at market for similar instruments. Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

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
The effect of 5.0 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are included for the diluted per share data for the three months ended September 30, 2017. The effect of 5.6 million common stock equivalents are not included for the three months ended September 30, 2016 as they are anti-dilutive to earnings per share due to our net loss from continuing operations. The effect of 4.9 million and 5.7 million common stock equivalents are not included for the nine months ended September 30, 2017 and 2016, respectively, as they are considered anti-dilutive to earnings per share due to our net loss from continuing operations.
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

In April 2016, the FASB issued ASU 2016-10, Revenue from contracts with customers: Identifying Performance Obligations and Licensing, to clarify certain aspects of the existing standard specific to how an entity should recognize revenue to depict the transfer of promised goods or services to customers. Certain other ASUs have been issued specific to Topic 606 and our disclosure below includes our assessment of all ASUs specific to Topic 606 in the aggregate. In accordance with this update, we will adopt the requirements of the new standard effective January 1, 2018.

We are finalizing our assessment of the financial impact of Topic 606. To date we have reached the following conclusions specific to the impact of Topic 606. Contracts in our Technology Development segment primarily provide research services.  We have concluded that revenue specific to this segment will not be materially impacted upon the adoption of Topic 606 as revenue will continue to be recognized over time using an input model.  Contracts in our Products and Licensing segment generally provide for the following revenue sources: standard product sales, custom product development and sales, product rental, extended warranties, training/service, and certain royalties.  We expect revenue for this segment to be recognized using either “point in time” or “over time” based on the revenue source.  Based on our analysis to date we expect the pattern of recognition of the customized products to potentially change from “point in time” to “over time” upon the adoption of Topic 606. Our revenue recognized specific to customized products approximates $10 million annually.   This change will result in the acceleration of revenue when compared to existing standards with the cumulative adjustment relating to contracts that are not complete as of December 31, 2017 recognized as an adjustment to opening retained earnings on January 1, 2018.   We are continuing to assess the impact of this potential change, or other changes which may be subsequently identified, on our financial statements and current processes and controls. We intend to adopt the standard using the modified retrospective transition method. Under the modified retrospective approach, the new standard will, for the period beginning January 1, 2018, apply to net contracts and those that were not completed as of January 1, 2018. For those contracts not completed as of January 1, 2018, this method will result in a cumulative catch-up adjustment to retained earnings. Prior periods will not be retrospectively adjusted, but we will maintain dual reporting for the year of initial application in order to disclose the effect on revenue of adopting the new guidance.
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

2.    Discontinued Operations
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). The purchase price is subject to adjustment in the future based upon a determination of final working capital, as defined in the asset purchase agreement. The HSOR business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015. As part of the Transaction, the buyer also hired approximately 49 of our employees who were engaged in the development, manufacture, and sale of HSOR products in addition to certain corporate administrative functions. The buyer will provide certain transition services to us with respect to infrastructure and administration for which we will pay $0.3 million per month for a period of five months, for a total of $1.5 million, following the date of the Transaction. We have recorded this obligation as a reduction of the value of the purchase price. In assessing the fair value of the services expected to be received by us versus those we expect to deliver to the buyer, we concluded that the transition service payments were more closely aligned with the fair value of the assets sold versus the services received and thus should be part of the consideration reconciliation versus operating activities. As of September 30, 2017, $0.6 million has been paid to the buyer and the remaining $0.9 million is included in accrued liabilities at September 30, 2017. Our HSOR business accounted for 8.2% of revenues and 10.1% of our cost of revenues for the three months ended September 30, 2017, and 16.1% of revenues and 18.5% of our costs of revenues for the nine months ended September 30, 2017.
We have reported the results of operations of our HSOR business as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax (benefit)/expense to discontinued operations based on the ratio of the discontinued business's loss/(income) before allocations.
The following table presents a summary of the transactions related to the sale.

September 30, 2017
(unaudited)
Sale price	$33,500,000
Less: transition services payments	(1,500,000)
Adjusted purchase price	32,000,000

Assets held for sale	(16,851,540)
Liabilities held for sale	2,330,052
Transaction costs	(873,473)
Income tax expense	(1,508,373)
Gain on sale of discontinued operations	$15,096,666

Assets and liabilities held for sale as of December 31, 2016 were as follows:

December 31, 2016

Assets
Current assets:
Accounts receivable, net	$4,028,713
Inventory	1,521,400
Prepaid expenses and other current assets	251,516
Total current assets	5,801,629
Property and equipment, net	3,298,151
Intangible assets, net	5,314,046
Goodwill	1,846,331
Other assets	50,754
Total non-current assets	10,509,282
Total assets held for sale	$16,310,911
Liabilities
Current liabilities:
Accounts payable	$1,511,450
Accrued liabilities	753,556
Deferred revenue	111,697
Total current liabilities	2,376,703
Long-term deferred rent	84,555
Total non-current liabilities	84,555
Total liabilities held for sale	$2,461,258
The key components of income from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net revenues	$1,041,310	$3,433,767	$6,356,237	$13,178,475
Cost of revenues	797,678	2,182,495	4,599,042	8,687,783
Operating expenses	447,854	1,342,117	2,750,951	3,901,685
Other expenses	—	(1,608)	—	(36,644)
(Loss)/income before income taxes	(204,222)	(92,453)	(993,756)	552,363
Allocated tax (benefit)/expense	(349,515)	(35,095)	(349,515)	209,678
Operating income/(loss) from discontinued operations	145,293	(57,358)	(644,241)	342,685
Gain on sale, net of related income taxes	15,096,666	—	15,096,666	—
Net income/(loss) from discontinued operations	$15,241,959	$(57,358)	$14,452,425	$342,685

For the nine months ended September 30, 2017 and 2016, cash flows (used in)/provided by operating activities for discontinued operations were $(0.8) million and $0.2 million, respectively. For the nine months ended September 30, 2017 and 2016, cash flows provided by/(used in) investing activities for discontinued operations were $27.1 million and $(1.4) million, respectively.

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
Components of inventory were as follows:

	September 30, 2017	December 31, 2016
	(unaudited)
Finished goods	$2,234,828	$1,952,885
Work-in-process	844,083	714,867
Raw materials	4,221,124	4,181,083
Total inventory	$7,300,035	$6,848,835

4.    Accrued Liabilities

Accrued liabilities at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Accrued compensation	$4,377,850	$4,742,760
Income tax payable	1,027,687	—
Claims reserve	1,727,123	1,577,123
Transition services	900,000	—
Accrued sub-contracts	581,544	483,477
Accrued professional fees	70,308	67,719
Deferred rent	141,500	155,138
Royalties	263,625	345,895
Warranty reserve	212,849	185,125
Accrued liabilities - other	284,068	356,307
Total accrued liabilities	$9,586,554	$7,913,544

5.	Debt
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
The Credit Facility requires us to maintain a minimum cash balance of $4.0 million and to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal of the Term Loans. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of September 30, 2017, we were in compliance with all covenants under the Credit Facility.

Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of September 30, 2017, there were no events of default on the Credit Facility.
The aggregate balance under the Term Loans at September 30, 2017 and December 31, 2016, was $2.9 million and $4.3 million, respectively. The effective rate of our Term Loan at September 30, 2017 was 6.25%.
The following table presents a summary of debt outstanding as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(unaudited)
Silicon Valley Bank Term Loan	$2,916,666	$4,291,666
Less: unamortized debt issuance costs	26,070	38,301
Less: current portion	1,833,333	1,833,333
Total long-term debt	$1,057,263	$2,420,032

The schedule of remaining principal payments under our Term Loans as of September 30, 2017 was as follows:

2017	$458,333
2018	1,833,333
2019	625,000
$2,916,666

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
A summary of the stock option activity for the nine months ended September 30, 2017 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2017	2,857,114	$0.61 - $6.83	$1.89	$107,063	2,367,630	$1.93	$101,071
Granted	80,000	$1.51 - $1.54	$1.53
Exercised	(31,953)	$0.82 - $1.38	$0.95
Canceled	(170,590)	$1.40 - $6.83	$2.27
Balance, September 30, 2017	2,734,571	$0.61 - $6.55	$1.87	$585,292	2,619,914	$1.88	$555,926

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the NASDAQ Capital Market, as applicable, on the respective dates.

At September 30, 2017, the outstanding stock options to purchase an aggregate of 2.7 million shares had a weighted-average remaining contractual term of 4.4 years, and the exercisable stock options to purchase an aggregate of 2.6 million shares had a weighted-average remaining contractual term of 4.3 years.
For the nine months ended September 30, 2017 and 2016 we recognized $0.5 million and $0.7 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated financial statements. We expect to recognize $0.1 million in share-based compensation expense over the weighted-average remaining service period of 1.8 years for stock options outstanding as of September 30, 2017.

The following table summarizes the value of our unvested restricted stock awards:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance, January 1, 2017	829,998	$1.19	$988,763
Granted	428,865	$1.54	660,752
Vested	(442,498)	$1.20	(531,853)
Repurchased	—	$—	—
Forfeitures	(51,667)	$1.14	(58,917)
Balance, September 30, 2017	764,698	$1.38	$1,058,745

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

The following is a summary of our RSU activity for the nine months ended September 30, 2017:

	Number of RSUs			Intrinsic Value
	Issued	Unvested	Weighted Average Grant Date Fair Value per Share	Outstanding	Unvested
Balance, January 1, 2017	393,012	—	$1.37	$577,728	$—
Granted	55,748	—	$1.57
Vested	—	—	$0.00
Forfeitures	—	—	$0.00
Converted	—	—	$0.00
Balance, September 30, 2017	448,760	—	$1.39	$758,404	$—

The following details our equity transactions during the nine months ended September 30, 2017:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	$	Shares	$	Shares	$	$
Balance, January 1, 2017	1,321,514	1,322	27,541,277	28,600	446,827	(517,987)	82,451,958
Exercise of stock options	—	—	31,953	32	—	—	819
Share-based compensation	—	—	299,000	299	—	—	476,128
Non-cash compensation	—	—	135,497	136	—	—	178,035
Stock dividends to Carilion Clinic(1)	—	—	—	59	—	—	97,271
Forfeitures of restricted stock grants	—	—	(51,667)	(52)	—	—	—
Repurchase of common stock	—	—	(141,000)	—	141,000	(228,020)	52
Balance, September 30, 2017	1,321,514	1,322	27,815,060	29,074	587,827	(746,007)	83,204,263

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to September 30, 2017. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2017, the Series A Preferred Stock issued to Carilion has accrued $1,110,773 in dividends. The accrued and unpaid dividends as of September 30, 2017 will be paid by the issuance of 611,870 shares of our common stock upon Carilion’s written request.

Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2.0 million of our common stock through May 31, 2017. As of May 31, 2017, we had repurchased a total of 205,500 shares for an aggregate purchase price of $0.2 million under this stock repurchase program, after which this stock repurchase program expired.

In September 2017, our board of directors re-instituted the stock repurchase program and authorized us to repurchase up to $2.0 million of our common stock through September 19, 2018. Our stock repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of September 30, 2017, we had repurchased a total of 50,100 shares for an aggregate purchase price of $0.1 million under this stock repurchase program. We currently maintain all repurchased shares under these stock repurchase programs as treasury stock.

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
Through September 30, 2017, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 20, 2017).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues:
Technology development	$4,590,054	$4,118,245	$13,428,428	$11,772,731
Products and licensing	7,052,094	7,066,908	19,593,648	18,301,631
Total revenues	$11,642,148	$11,185,153	$33,022,076	$30,074,362
Technology development operating income/(loss)	$182,776	$139,134	$(77,323)	$(253,833)
Products and licensing operating income/(loss)	260,100	(409,835)	(74,758)	(2,699,294)
Total operating income/(loss)	$442,876	$(270,701)	$(152,081)	$(2,953,127)
Depreciation, technology development	$87,389	$87,884	$267,282	$264,549
Depreciation, products and licensing	$117,219	$300,530	$688,700	$827,661
Amortization, technology development	$28,935	$23,651	$95,540	$141,490
Amortization, products and licensing	$247,522	$486,209	$1,178,113	$1,526,177
Products and licensing depreciation includes amounts from discontinued operations of $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Products and licensing amortization includes amounts from discontinued operations of $0.1 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. Products and licensing depreciation includes amounts from discontinued operations of $0.4 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. Products and licensing amortization includes amounts from discontinued operations of $0.9 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

The table below presents assets for reportable segments:

	September 30, 2017	December 31, 2016
	(unaudited)
Total segment assets:
Technology development	$30,738,481	$16,923,090
Products and licensing	35,870,670	38,073,883
Total assets	$66,609,151	$54,996,973
Property plant and equipment, and intangible assets, technology development	$2,427,556	$2,602,803
Property plant and equipment, and intangible assets, products and licensing	$4,484,498	$4,749,144
There are no material inter-segment revenues for any period presented. Total assets for September 30, 2017 include proceeds from the sale of HSOR in the amount of $33.5 million (which includes a long term receivable of $4.0 million) allocated evenly between the two segments. For December 31, 2016, the products and licensing segment assets include assets held for sale in the amount of $16.3 million. Property plant and equipment, and intangible assets excludes HSOR amounts for September 30, 2017 and December 31, 2016.
The U.S. government accounted for 45% and 39% of total consolidated revenues for the three months ended September 30, 2017 and 2016, respectively, and for 45% and 42% of total consolidated revenues for the nine months ended September 30, 2017 and 2016, respectively.
International revenues (customers outside the United States) accounted for 19% and 15% of total consolidated revenues for the three months ended September 30, 2017 and 2016, respectively, and 20% and 18% of the total consolidated revenues for the nine months ended September 30, 2017 and 2016, respectively. No single country, outside of the United States, represented more than 10% of total revenues in the three and nine months ended September 30, 2017 and 2016.

8.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In September 2014, we received a preliminary audit report from the Defense Contract Audit Agency (the "DCAA"), with respect to our 2007 incurred cost submission and questioning $0.8 million of claimed costs that the DCAA believes are expressly unallowable under the Federal Acquisition Regulations and, therefore, subject to potential penalty. In June 2015, we received from the Defense Contract Management Agency ("DCMA") a final determination and demand for payment of penalties, interest, and over billing in the aggregate amount of $1.1 million. In July 2015, we filed an appeal with the Armed Services Board of Contract Appeals ("ABSCA").  In January 2017, a hearing was held before the ASBCA. No ruling has yet been issued with respect to our appeal. In April 2017, we made a settlement offer of $150,000 to the DCMA, and we have accrued that amount in our financial statements as of September 30, 2017. The DCMA notified us in May 2017 that it has declined our settlement offer. The appeals process remains ongoing.
In the third quarter of 2016 we executed two non-cancelable purchase orders totaling $1.4 million for multiple shipments of tunable lasers to be delivered over an 18-month period. At September 30, 2017, approximately $0.3 million of this commitment remained and is expected to be delivered by February 28, 2018.
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

Overview of Our Business

We are a leader in advanced optical technology, providing unique capabilities in high performance fiber optic test products for the telecommunications industry, distributed fiber optic sensing for the aerospace and automotive industries, and custom optoelectronic components and subsystems. Our distributed fiber optic sensing products provide critical stress, strain and temperature information to designers and manufacturers working with advanced materials. Our custom optoelectronic products are sold to scientific instrumentation manufacturers for various applications such as metrology, missile guidance, flame monitoring, and temperature sensing. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented 61% and 63% of our total revenues for the three months ended September 30, 2017 and 2016, respectively, and 59% and 61% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. The change in revenue mix was primarily a result of continued growth of our Technology Development business segment. The approximate value of our Products and Licensing segment backlog was $6.9 million at September 30, 2017 and $7.2 million at December 31, 2016.

The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 39% and 37% of total revenues for the three months ended September 30, 2017 and 2016, respectively, and 41% and 39% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues have historically accounted for a large portion of total revenues, and we expect that they will continue to represent a significant portion of total revenues for the foreseeable future. The Technology Development segment revenues were $4.6 million and $4.1 million for the three months ended September 30, 2017 and 2016, respectively, and $13.4 million and $11.8 million for the nine months ended September 30, 2017 and 2016, respectively. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $27.3 million at September 30, 2017 and $17.6 million at December 31, 2016.
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
Recent Developments
On August 9, 2017, we sold our assets associated with the high speed optical receiver ("HSOR") business to a third party, for total cash consideration of $33.5 million, including $29.5 million received at closing and $4.0 million placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. As part of the transaction, the buyer also hired 49 of our employees who were engaged in the development, manufacture, and sale of HSOR products in addition to certain corporate administrative functions. The buyer will provide certain transition services to us with respect to infrastructure and administration for which we will pay $0.3 million per month for a period of five months following the date of the transaction. We have recorded this obligation as a reduction of the value of the purchase price. As of September 30, 2017, $0.6 million has been paid to the buyer and the remaining $0.9 million is included in our accrued liabilities.
Our revenues recognized related to the HSOR business were $1.0 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively, and $6.4 million and $13.2 million for the nine months ended September 30, 2017 and 2016, respectively.
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
Description of Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 39% and 37% of total revenues for the three months ended September 30, 2017 and 2016, respectively, and 41% and 39% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively.
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 61% and 63% of our total revenues for the three months ended September 30, 2017 and 2016, respectively, and 59% and 61% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. Product and licensing revenues decreased as a percentage of our total revenues primarily a result of continued growth of our Technology Development business segment during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.
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
Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenues

	Three Months Ended September 30,
	2017	2016	$ Difference	% Difference
Revenues:
Technology development	$4,590,054	$4,118,245	$471,809	11%
Products and licensing	7,052,094	7,066,908	(14,814)	0%
Total revenues	$11,642,148	$11,185,153	$456,995	4%
Revenues from our Technology Development segment for the three months ended September 30, 2017 increased $0.5 million, or 11%, to $4.6 million compared to $4.1 million for the three months ended September 30, 2016. The increase in Technology Development segment revenues continues a growth trend experienced throughout 2016 and into 2017 largely driven by successes in Phase 2 SBIR awards. The increase for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was realized primarily in our intelligent systems research group. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.
Our Products and Licensing segment included revenues from sales of test & measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, optical components and sub-assemblies and sales of Terahertz sensing systems. Products and Licensing segment revenues remained substantially unchanged at $7.1 million for the three months ended September 30, 2017 and 2016.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2017	2016	$ Difference	% Difference
Cost of revenues:
Technology development	$3,491,840	$3,068,360	$423,480	14%
Products and licensing	3,617,547	3,758,765	(141,218)	(4)%
Total cost of revenues	7,109,387	6,827,125	282,262	4%
Gross profit	$4,532,761	$4,358,028	$174,733	4%
The cost of Technology Development segment revenues for the three months ended September 30, 2017 increased $0.4 million, or 14%, to $3.5 million compared to $3.1 million for the three months ended September 30, 2016. The increase in cost of Technology Development segment revenues was attributable to additional headcount and the increased utilization of subcontractors to support the growth in our research contracts.

The cost of revenues associated with our Products and Licensing segment decreased by $0.1 million, or 4%, to $3.6 million for the three months ended September 30, 2017 compared to $3.8 million for the three months ended September 30, 2016. This slight decrease in cost of revenues resulted from lower manufacturing overhead costs associated with our optoelectronic components products. Our overall gross margin remained substantially unchanged at 39% for the three months ended September 30, 2017 and 2016.
Operating Expense

	Three Months Ended September 30,
	2017	2016	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$3,256,074	$3,816,679	$(560,605)	(15)%
Research, development and engineering	833,811	812,050	21,761	3%
Total operating expense	$4,089,885	$4,628,729	$(538,844)	(12)%
Our selling, general and administrative expense decreased $0.6 million, or 15%, to $3.3 million for the three months ended September 30, 2017 compared to $3.8 million for the three months ended September 30, 2016. The decrease in selling, general and administrative expense was primarily due to a $0.2 million decrease in bad debt expense and a $0.2 million decrease in sales and marketing expenses resulting from lower headcount in 2017.
Research, development and engineering expense remained substantially unchanged at $0.8 million for the three months ended September 30, 2017 and 2016.
Interest Expense
Interest expense was $0.1 million during each of the three months ended September 30, 2017 and 2016. During the three months ended September 30, 2017, our average outstanding balance on our term loans was $3.1 million as compared to $4.9 million for the three months ended September 30, 2016.

Income Tax (Benefit)/Expense From Continuing Operations
The income tax benefit for the three months ended September 30, 2017 was $0.1 million, which resulted in an effective tax rate from continuing operations of (34.0%), as compared to an immaterial income tax expense, based on an effective tax rate of 13.1%, from continuing operations for the three months ended September 30, 2016. The decrease in our effective tax rate resulted from the cumulative impact of the tax benefit associated with continuing operations for the nine months ended September 30, 2017, as the intraperiod allocation of income taxes from discontinued operations resulted from the sale of the HSOR business during the three months ended September 30, 2017, and accordingly, the year-to-date value was recognized in the current period.
Net Income/(Loss) From Continuing Operations
During the three months ended September 30, 2017, we recognized income from continuing operations before income taxes of $0.4 million compared to a loss from continuing operations before income taxes of $0.3 million for the three months ended September 30, 2016. After tax, our net income from continuing operations was $0.5 million for the three months ended September 30, 2017, compared to a net loss from continuing operations of $0.4 million for the three months ended September 30, 2016.
Net Income/(Loss) From Discontinued Operations
For the three months ended September 30, 2017, we recognized net income from discontinued operations of $15.2 million compared to a net loss from discontinued operations of $0.1 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, our net income from discontinued operations included $0.1 million associated with the operations of the HSOR business prior to its sale in addition to a $15.1 million after tax gain recognized on the sale of the HSOR business. For the three months ended September 30, 2016, our net loss from discontinued operations included a $0.1 million loss associated with the operations of the HSOR business.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenues

	Nine Months Ended September 30,
	2017	2016	$ Difference	% Difference
Revenues:
Technology development	$13,428,428	$11,772,731	$1,655,697	14%
Products and licensing	19,593,648	18,301,631	1,292,017	7%
Total revenues	$33,022,076	$30,074,362	$2,947,714	10%

Technology Development segment revenues increased $1.7 million, or 14%, to $13.4 million for the nine months ended September 30, 2017 compared to $11.8 million for the nine months ended September 30, 2016. The increase for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was realized primarily in our intelligent systems, nanomaterials and biomedical technologies groups.
Products and Licensing segment revenues increased $1.3 million, or 7%, to $19.6 million for the nine months ended September 30, 2017 compared to $18.3 million for the nine months ended September 30, 2016. The increase in Products and Licensing segment revenues was primarily driven by an increase in our sales of optical backscatter reflectometer instruments and optoelectronic components.
Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2017	2016	$ Difference	% Difference
Cost of revenues:
Technology development	$10,045,261	$8,986,312	$1,058,949	12%
Products and licensing	10,201,459	9,954,987	246,472	2%
Total cost of revenues	20,246,720	18,941,299	1,305,421	7%
Gross profit	12,775,356	$11,133,063	$1,642,293	15%

Costs of Technology Development segment revenues increased $1.1 million, or 12%, to $10.0 million for the nine months ended September 30, 2017, compared to $9.0 million the nine months ended September 30, 2016. This increase was primarily driven by increases in direct labor and subcontractor costs over the same period to support the growth in research projects.

Costs of Products and Licensing segment revenues increased $0.2 million, or 2%, to $10.2 million for the nine months ended September 30, 2017 compared to $10.0 million for the nine months ended September 30, 2016. The increase in product and licensing costs is attributable to the component costs associated with increased volume of optical backscatter reflectometer instrument sales during the nine months ended September 30, 2017. Products and Licensing segment costs increased in accordance with the increase in Products and Licensing segment revenues over the same period, taking into account the gross margin effect of the product mix. Our overall gross margin for the nine months ended September 30, 2017 increased to 39% compared to 37% for the nine months ended September 30, 2016.
Operating Expense

	Nine Months Ended September 30,
	2017	2016	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$10,345,964	$11,296,389	$(950,425)	(8)%
Research, development and engineering	2,581,473	2,789,801	(208,328)	(7)%
Total operating expense	$12,927,437	$14,086,190	$(1,158,753)	(8)%

Selling, general and administrative expenses decreased $1.0 million, or 8%, to $10.3 million for the nine months ended September 30, 2017 compared to $11.3 million for the nine months ended September 30, 2016. The decrease in selling, general and administrative expenses year to date is primarily related to a $0.2 million decrease in bad debt expense, a $0.2 million decrease in share based compensation expense, and a $0.4 million decrease in sales and marketing costs in our Lightwave division driven by reduction in personnel and reduction in commissions related to a shift in sales to areas without distributors or salesmen.

Research, development and engineering expense decreased $0.2 million, or 7%, to $2.6 million for the nine months ended September 30, 2017 compared to $2.8 million for the nine months ended September 30, 2016 due to decreased engineering costs in internal research for our Terahertz product as more engineering time was spent on externally funded research activities and, accordingly, included in Technology Development cost of revenues.

Interest Expense
Interest expense for each of the nine months ended September 30, 2017 and 2016 was $0.2 million. During the first nine months of 2017, our average outstanding loan balance was $3.5 million as compared to $5.4 million for the nine months ended September 30, 2016.

Income Tax Benefit
The income tax benefit for the nine months ended September 30, 2017 was $0.1 million, which resulted in an effective tax rate from continuing operations of 18.8%, as compared to an income tax benefit of $0.2 million, reflecting an effective tax rate of 5.4%, from continuing operations for the nine months ended September 30, 2016. The increase in our effective tax rate for continuing operations for 2017 as compared to 2016, was primarily due to an increase in the intra-period allocation of tax benefit from discontinued operations.

Net Loss From Continuing Operations
During the nine months ended September 30, 2017 we incurred a loss from continuing operations before income taxes of $0.3 million compared to a loss from continuing operations before income taxes of $3.2 million during the nine months ended September 30, 2016. After tax, our net loss from continuing operations was $0.3 million for the nine months ended September 30, 2017, compared to a net loss from continuing operations of $3.0 million for the nine months ended September 30, 2016.

Net Income From Discontinued Operations
For the nine months ended September 30, 2017, we recognized net income from discontinued operations of $14.5 million compared to $0.3 million for the nine months ended September 30, 2016. Net income from discontinued operations for the nine months ended September 30, 2017 included an after tax gain of $15.1 million recognized on the sale of the HSOR business offset by an after tax loss of $0.6 million associated with the operations of the HSOR business prior to its sale. Net income from discontinued operations for the nine months ended September 30, 2016 included the after tax income of $0.3 million associated with the operations of HSOR during the period.

Liquidity and Capital Resources
At September 30, 2017, our total cash and cash equivalents were $38.5 million.

We currently have a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we have two term loans with an aggregate original borrowing amount of $7.0 million. As of September 30, 2017, these term loans had an aggregate outstanding principal balance of $2.9 million. One term loan, with a balance of $.4 million as of September 30, 2017, matures on December 1, 2018. The other term loan, with a balance of $2.5 million as of September 30, 2017, matures on May 1, 2019. The term loans bear interest at a floating prime rate plus 2%. We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment. Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. As of September 30, 2017, we were in compliance with all covenants under the Loan and Security Agreement.

We believe that our cash balance as of September 30, 2017 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Nine Months Ended September 30,
	2017	2016	$ Difference
Net cash provided by/(used in) operating activities	$581,386	$(785,878)	$1,367,264
Net cash provided by/(used in) investing activities	26,743,345	(1,750,547)	28,493,892
Net cash used in financing activities	(1,612,752)	(1,744,464)	131,712
Net increase/(decrease) in cash and cash equivalents	$25,711,979	$(4,280,889)	$29,992,868
During the first nine months of 2017, operations provided $0.6 million of cash, as compared to the same period in 2016 in which operations used $0.8 million of cash. During the first nine months of 2017, net cash provided by operating activities consisted of our net income of $14.2 million, which included a gain on the sale of our HSOR business, net of income tax, of $15.1 million, non-cash charges for depreciation and amortization of $2.2 million and share-based compensation of $0.5 million, and a net cash outflow of $1.3 million from changes in working capital (principally driven by a decrease in accounts payable and accrued expenses of $1.6 million and an increase in inventory of $2.3 million, partially offset by a reduction in accounts receivable of $2.1 million).
During the first nine months of 2016, the $0.8 million of cash used in operating activities consisted of our net loss of $2.7 million which included charges for depreciation and amortization of $2.8 million and share-based compensation of $0.7 million. Additionally, changes in working capital resulted in a net cash outflow of $1.8 million, principally driven by a reduction in accounts payable and accrued liabilities of $1.1 million, a decrease in inventory of $1.0 million, an increase in other current assets of $0.4 million, and an increase of $1.2 million in accounts receivable.
Our cash from investing activities for the nine months ended September 30, 2017 and 2016 included purchases of equipment, capitalized costs associated with the prosecution of patents as well as proceeds from the sale of our HSOR business in August 2017. Cash provided by investing activities for the nine months ended September 30, 2017 included proceeds from the sale of our HSOR business of $28.0 million, partially offset by $0.9 million of fixed asset additions and $0.4 million of capitalized intellectual property costs. Cash used in investing activities for the nine months ended September 30, 2016 included fixed asset additions of $1.4 million and capitalized intellectual property costs of $0.3 million.
Net cash used in financing activities during the nine months ended September 30, 2017 and 2016 included the repayment of the long term debt and repayments of capital lease obligations. In the aggregate, these activities resulted in net cash outflows of $1.6 million and $1.7 million for the nine months of 2017 and 2016, respectively.
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
We are exposed to interest rate fluctuations as a result of our term loans with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $2.9 million outstanding under the term loans as of September 30, 2017, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $29,167.
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
Foreign Currency Exchange Rate Risk
As of September 30, 2017, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2015, we received a letter of final determination from the Defense Contract Management Agency ("DCMA") regarding the allowability of certain costs we included in our billings under cost-plus type research contracts during 2007. In conjunction with the DCMA's determination of those costs as expressly unallowable under the provisions of the Federal Acquisition Regulations, the DCMA assessed penalties and interest to us totaling $1.1 million. In July 2015, we filed an appeal of the assessed penalties and interest with the Armed Services Board of Contract Appeals ("ASBCA"). A hearing was held with respect to this appeal in January 2017, and a decision has not yet been reached by ASBCA. In April 2017, we made a settlement offer of $150,000 to DCMA, and we have accrued that amount in our financial statements as of September 30, 2017. In May 2017, the DCMA declined our settlement offer. The appeals process remains ongoing.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the nine months ended September 30, 2017 and 2016, revenues generated under the SBIR program represented 32% and 35%, respectively, of our total revenues.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2017, we had approximately 190 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 41% and 39% of our consolidated total revenues for the nine months ended September 30, 2017 and 2016, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
We realized a net loss from continuing operations of $0.3 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
We have term loans with Silicon Valley Bank ("SVB"), which requires us to observe certain financial and operational covenants, including maintenance of a minimum cash balance of $4.0 million, protection and registration of intellectual property rights, and certain customary negative covenants, as well as other customary events of default. If any event of default occurs SVB may declare due immediately all borrowings under our term loans and foreclose on the collateral. Furthermore, an event of default would result in an increase in the interest rate on any amounts outstanding.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2017
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2017, the Series A Preferred Stock issued to Carilion has accrued $1,110,773 in dividends. The accrued dividend as of September 30, 2017 will be paid by the issuance of 611,870 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
On September 20, 2017, we announced that our board of directors re-instituted our stock repurchase program, authorizing the repurchase of up to $2.0 million of our common stock. An aggregate purchase price of $0.1 million had been expended under this program as of September 30, 2017. Unless extended, the stock repurchase authorization expires on September 19, 2018 and may be terminated, increased or decreased by our board of directors at any time.
The following table summarizes repurchases of our common stock during the three months ended September 30, 2017.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
9/1/2017 - 9/30/2017	50,100	$1.70	50,100	$1,914,745

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1+^	Asset Purchase Agreement, dated as of August 9, 2017, by and among the Registrant, MACOM Technology Solutions Holdings, Inc., Advanced Photonix, Inc. and Picometrix, LLC.

10.1+	Transition Services Agreement, dated as of August 9, 2017, by and among Advanced Photonix, Inc., Picometrix, LLC and MACOM Technology Solutions Holdings, Inc.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (iv) Notes to Unaudited Consolidated Financial Statements.

+	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the SEC.
^
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

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

Luna Innovations Incorporated
Date:	November 13, 2017	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)