Form 10-K
period 2017-12-31
LUNA INNOVATIONS INC
filed 2018-03-21
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based upon the closing price of Common Stock on such date as reported by the NASDAQ Capital Market, was approximately $40.1 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 15, 2018 there were 28,356,322 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2017 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2017, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

PART I

ITEM 1.    BUSINESS
Company Overview and Business Model

Luna Innovations Incorporated ("we" or the "Company") is a leader in advanced optical technology, providing high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing for the aerospace and automotive industries. Our distributed fiber optic sensing products provide critical stress, strain and temperature information to designers and manufacturers working with composite and other advanced materials. Our communications test products accelerate the development of advanced fiber optic components and networks by providing fast and highly accurate characterization of components and networks. In addition, we develop and manufacture custom optoelectronic products that are sold to scientific or industrial instrumentation manufacturers and to defense contractors for various applications such as metrology, missile guidance, flame monitoring, and temperature sensing. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 60% and 61% of our total revenues for the years ended December 31, 2017 and 2016, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing & instrumentation, advanced materials, and health sciences. Our Technology Development segment comprised approximately 40% and 39% of our total revenues for the years ended December 31, 2017 and 2016, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA").
Our SBIR research is focused on technological areas with commercial potential and we strive to commercialize any resulting scientific advancements. For the year ended December 31, 2017, approximately 37% of our total revenues were generated under the SBIR program, compared to 34% for the year ended December 31, 2016.
For the years ended December 31, 2017 and 2016, 48% and 41%, respectively, of our total revenues were derived from the U.S. government.
Merger with Advanced Photonix, Inc. and Subsequent Sale of HSOR Business

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
API was a leading test & measurement company that packaged optoelectronic semiconductors into high-speed optical receivers ("HSOR"), custom optoelectronic sub systems and Terahertz instrumentation, serving the test & measurement, telecommunications, military/aerospace and medical markets. API had manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan, both of which have remained in operation following the merger.
On August 9, 2017, we completed the sale of the HSOR business, which we had acquired as part of the merger with API, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations.
Products and Licensing
In addition to the operations of API acquired in May 2015, our Products and Licensing segment includes the sale of fiber optic test & measurement instruments. We provide fiber optic test & measurement products which provide solutions primarily for the telecommunications industry marketed under the Luna Technologies brand. We also market our ODiSI platform of products for distributed sensing of strain and temperature utilizing optical fiber.
Our key initiative for long term growth is to become a leading provider of fiber optic test and measurement equipment, including products for strain and temperature sensing systems and standard test methods based upon the ODiSI product platform and products for the characterization of high speed fiber optic components and networks, including the growing silicon photonics market. Our primary product lines in our Products and Licensing segment are described in more detail below.
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
We market our THz instruments and our optoelectronic components or sub-assemblies primarily to original equipment manufacturers through a mix of technical sales engineers, value added resellers, and independent sales representatives. We market these products and capabilities through industry specific channels, including the internet, industry trade shows, and in print through trade journals.
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
Although we conduct our applied research on a fee-for-service basis for third parties, we seek to retain full or partial rights to the technologies and patents developed under those contracts and to continuously enlarge and strengthen our intellectual property portfolio. New technology that we develop may complement existing technologies and enable us to develop applications and products that were not previously possible. In addition, the technologies we develop may also be applicable to commercial markets beyond the scope of the applications originally contemplated in the contract research stage, and we endeavor to capture the value of those opportunities. Funded research and development within this business segment was $18.6 million and $16.3 million for the years ended December 31, 2017 and 2016, respectively.
Each year, U.S. government federal agencies and departments are required to set aside a portion of their grant awards for SBIR-qualified organizations. SBIR contracts include Phase I feasibility contracts of up to $225,000 and Phase II proof-of-concept contracts, which can be as high as $1,500,000. We have won three National Tibbetts Awards from the SBA for outstanding SBIR performance. We have also won research contracts outside the SBIR program from corporations and government entities. These contracts typically have a longer duration and higher value than SBIR grants. In the future, we will seek to derive a larger portion of our contract research revenues from contracts outside of the SBIR program.
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
Currently, we own or license approximately 247 U.S. and international patents and approximately 268 U.S. and international patent applications, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. Our issued patents generally have terms that are scheduled to expire between 2018 and 2037. The patents scheduled to expire in 2018 are not expected to have a significant impact on our revenues or results of operations. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

A discussion of our material patents and patent applications is set forth below.

NASA Patents
We have licensed, on a non-exclusive basis, four U.S. patents and related patents in Japan, Canada, Germany, France, Great Britain and Belgium from the National Aeronautics and Space Administration, an agency of the U.S. government (“NASA”), which patents concern the measurement of strain in optical fiber using Bragg gratings and Rayleigh scatter and the measurement of the properties of fiber-optic communications devices. These patents expire between March 2020 and September 2020.

Coherent Patents
We have licensed, on a non-exclusive basis, several U.S. patents and other intellectual property rights owned or controlled by Coherent, Inc., related to the manufacturing, using, importing, selling and offering for sale of Coherent’s “Iolon” brand of swept tunable lasers, which we market under our “Phoenix” brand. These patents expire between 2020 and 2025.

Shape Sensing Patents
As a part of our sale of assets associated with our fiber optic shape sensing technology in the medical field to Intuitive Surgical, Inc. ("Intuitive") in 2014, we transferred our related patents to Intuitive. Also as a part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. Two U.S. patents that we now license back from Intuitive cover the use of optical frequency domain reflectometry and multiple, closely spaced Bragg gratings for shape sensing, and the use of the inherent scatter as a strain sensor for shape sensing. These two patents expire in July 2025. We also have a license back from Intuitive for a patent application that covers certain refinements to the measurements covered in the first two patents, which are necessary in order to achieve the necessary accuracies for medical and other applications. This patent application was filed in the United States, the European Patent Office, China, India, Russia, Brazil, Japan and Indonesia. These patents and patent applications can support other nonmedical applications of our fiber optic shape sensing technology.
Corporate History
We were incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We completed our initial public offering in June 2006. In May 2015, we merged with API. Our executive offices are located at 301 1st St SW, Suite 200, Roanoke, Virginia 24011 and our main telephone number is (540) 769-8400.

Material Agreements
Sale of Assets to Intuitive Surgical
On January 17, 2014, we sold to Intuitive Surgical substantially all of our assets related to our medical shape sensing business, including all of the patents and patent applications used or useful for our fiber optical shape sensing and localization technology. We had been engaged since 2007 in a development project for Intuitive developing a fiber optic-based shape sensing and position tracking system to be integrated into Intuitive’s products. Also as a part of the Intuitive transaction, Intuitive has hired certain of our employees, many of whom were historically engaged in this development project.
In connection with the Intuitive transaction, we and Intuitive entered into a license agreement under which we received a license back to all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. The license back to us outside the medical field is exclusive to us except that Intuitive retained certain non-sublicensable rights for itself. This license back to us is revocable if we were, after notice and certain time periods, (i) to challenge the validity or enforceability of the transferred patents and patent applications, (ii) to commercialize our fiber optical shape sensing and localization technology in the field of medicine (except to perform on a development and supply project for Hansen Medical, Inc. ("Hansen")), (iii) to violate our obligations related to our ability to sublicense in the field of medicine or (iv) to violate our confidentiality obligations in a manner that advantages a competitor in the field of medicine and not cure such violation. As a part of the Intuitive transaction, we retained assets and rights necessary to perform on our development and supply project for Hansen if that project is re-started.
Also, as a part of the Intuitive transaction, for a period of 15 years after closing, we agreed to exit and not develop or commercialize our fiber optical shape sensing and localization technology in the field of medicine (except for Hansen as described above). For a period of 10 years after closing, Intuitive has agreed not to use any of the assets being acquired in the Intuitive transaction, including the key employees being hired, to compete with us outside the field of medicine for shape, strain and/or temperature sensing in the aerospace, automotive, and energy markets and for strain sensing in the civil structural monitoring and composite material markets.

Sale of High Speed Optical Receiver ("HSOR") Business
On August 9, 2017, we completed the sale of our HSOR business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). The HSOR business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015. As part of the Transaction, the buyer also hired approximately 49 of our employees who were engaged in the development, manufacture, and sale of HSOR products in addition to certain corporate administrative functions. We and the buyer entered into a transition services agreement under which each party agreed to provide certain transition services to the other with respect to infrastructure and administration. In connection with the transition services agreement, we paid $0.3 million per month for a period of five months, for a total of $1.5 million, ending in December 2017. We have recorded these payments as a reduction of the value of the purchase price.

Coherent
In December 2006, we entered into an asset transfer and license agreement with Coherent, Inc. Under the agreement, we acquired the rights to manufacture Coherent’s “Iolon” brand of swept tunable lasers as well as certain manufacturing equipment and inventory previously used by Coherent to manufacture the lasers. We continue to enhance, produce, and market these lasers under our “Phoenix” brand. Under this agreement, Coherent granted non-exclusive licenses to us for certain U.S. patents and other intellectual property rights owned or controlled by Coherent for making, having made, using, importing, selling and offering for sale the lasers. This agreement expired in 2016. However, the patent licenses became fully paid and perpetual, as we fulfilled our royalty obligations during the 10-year period and the license to the other intellectual property rights is perpetual. These U.S. patents expire between 2020 and 2025. As consideration, we paid Coherent a total of $1.3 million in addition to paying royalties on net sales of products sold by us that incorporate the lasers or that are manufactured using the intellectual property covered by the licenses. We paid Coherent royalty fees of approximately $78,000 for 2016 product sales. We also agreed to sell Coherent a limited number of lasers each year.
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
In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2017, we, including all of our divisions, had 198 full- and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated” or have the power to control us. In determining whether firms are affiliated, the SBA evaluates factors such as stock ownership and common management, but it ultimately may make its determination based on the totality of the circumstances. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. If we grow larger, and if our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found below in “Risk Factors.”
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
Employees
As of December 31, 2017, we had approximately 198 total employees, including approximately 109 in research, development and engineering positions, approximately 48 in operations, approximately 16 in sales and marketing, and approximately 25 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
Backlog
We have historically had a backlog of contracts, primarily within our Technology Development segment, for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our backlog was $23.5 million and $17.6 million at December 31, 2017 and 2016, respectively.
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Unfunded backlog was $5.5 million and $2.1 million as of December 31, 2017 and 2016, respectively. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.

Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue within our Products and Licensing segment was $6.9 million and $7.2 million at December 31, 2017 and 2016, respectively.
Research, Development and Engineering
We incur research, development and engineering expenses that are not related to our contract performance. These expenses were $3.5 million for the years ended December 31, 2017 and 2016. In addition, during these years, we spent $14.0 million and $12.5 million, respectively, on customer-sponsored research activities, which amounts are reimbursed as part of our performance of customer contracts.
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
As a part of the sale of certain assets to Intuitive, we entered into a license agreement with Intuitive pursuant to which we received rights to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. This license back to us is revocable if after notice and certain time periods, we were to (i) challenge the validity or enforceability of the transferred patents and patent applications, (ii) commercialize our fiber optical shape sensing and localization technology in the field of medicine (except to perform on a development and supply project for Hansen Medical, Inc.), (iii) violate our obligations related to our ability to sub-license in the field of medicine or (iv) violate our confidentiality obligations in a manner that advantages a competitor in the field of medicine and not cure such violation. Maintaining this license is necessary for us to conduct our fiber-optic products business, both for our telecom products and our ODiSI sensing products. If this license were to be revoked by Intuitive, we would no longer be able to market, manufacture or sell these products which could have a material adverse effect on our operations.

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
In addition, U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers the inclusion of certain claimed costs deemed to be expressly unallowable, or improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, our reputation could suffer serious harm if allegations of impropriety were made against us. In June 2015, we received a determination from the Defense Contract Management Agency ("DCMA") of expressly unallowable costs included in our claimed costs for the 2007 contract year. As a result of that determination, DCMA assessed us penalties, interest and over billings of $1.1 million. On November 29, 2017, ASBCA ruled that the claimed costs were unallowable for reimbursement but were not considered to be expressly unallowable under the FAR, and accordingly were not subject to the penalties assessed by the DCMA. The ruling is subject to appeal by DCMA. If DCMA were to successfully appeal the ruling, the assessment of penalties could have a material adverse effect on our operating results and cash position.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the year ended December 31, 2017, 37% of our total revenues were generated under the SBIR program, compared to 34% in for the year ended December 31, 2016.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2017, we had approximately 198 full and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 40% and 39% of our total revenues for the years ended December 31, 2017 and 2016, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
Our business is reliant on our ability to find new customers and retain existing customers. In particular, customers normally purchase our optoelectronic products and incorporate them into products that they, in turn, sell in their own markets on an ongoing basis. As a result, the historical sales or these products have been dependent upon the success of our customers’ products and the future performance of the optoelectronic business is dependent upon our success in finding new customers and receiving new orders from existing customers.

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
Our sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, some orders may be canceled or modified at any time. When a customer cancels an order, they may be responsible for all finished goods, all costs, direct and indirect, incurred by us, as well as a reasonable allowance for anticipated profits. No assurance can be given that we will receive these amounts after cancellation. Furthermore, uncertainty in customer forecasts of their demands and other factors may lead to delays and disruptions in manufacturing, which could result in delays in product shipments to customers and could adversely affect our business.
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
We realized a net loss from continuing operations of less than $0.1 million and a net loss from continuing operations of $2.7 million for the years ended December 31, 2017 and 2016, respectively. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses for the foreseeable future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with NASDAQ continued listing standards, as described further below.
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
As a technology company, and particularly as a government contractor, we may face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our proprietary, confidential or classified information on our IT networks and related systems. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. In addition, as certain of our technological capabilities become widely known, it is possible that we may be subjected to cyber-attack or cyber-intrusion as third parties seek to gain improper access to information regarding these capabilities and cyber-attacks or cyber-intrusion could compromise our confidential information or our IT networks and systems generally, as it is not practical as a business matter to isolate all of our confidential information and trade secrets from email and internet access. To date, we have not experienced a significant cyber-intrusion or cyber-attack. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.
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
RISKS RELATING TO OUR COMMON STOCK
The United States Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.
The U.S. Tax Cuts and Jobs Act (the "TCJA") significantly reforms the US Internal Revenue Code. The TCJA, among other things, contains significant changes to U.S. federal corporate income taxation, including reduction of the U.S. federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Federal net operating losses arising in taxable year ending after December 31, 2017, will be carried forward indefinitely pursuant to the TCJA. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
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
We lease approximately 11,000 square feet of space in Ann Arbor, Michigan, for research, development and manufacturing of our THz product platform. This lease expires December 31, 2018.
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
We lease approximately 900 square feet of space in Quebec, Canada for sales related functions. This lease expires in April 30, 2020.
We own a 24,000 square foot facility in Danville, Virginia for use by certain groups in our Technology Development segment.
We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

In June 2015, we received a letter of final determination from the Defense Contract Management Agency ("DCMA") regarding the allowability of certain costs we included in our billings under cost-plus type research contracts during 2007. In conjunction with DCMA's determination of those costs as expressly unallowable under the provisions of the Federal Acquisition Regulations ("FAR"), DCMA assessed penalties and interest to us totaling $1.1 million. In July 2015, we filed an appeal of the assessed penalties and interest with the Armed Services Board of Contract Appeals ("ASBCA"). A hearing was held with respect to this appeal in January 2017. On November 29, 2017, ASBCA ruled that the claimed costs were unallowable for reimbursement but were not considered to be expressly unallowable under the FAR, and accordingly were not subject to the penalties assessed by DCMA. The ruling is subject to appeal by DCMA.
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

	2017		2016
Fiscal Period	High	Low	High	Low
First Quarter	$2.33	$1.38	$1.25	$0.74
Second Quarter	$1.79	$1.31	$1.32	$0.97
Third Quarter	$1.75	$1.16	$1.69	$1.08
Fourth Quarter	$2.60	$1.47	$1.55	$1.22
We have a single class of common stock outstanding. As of March 15, 2018 there were approximately 97 stockholders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the NASDAQ Capital Market, as compared to the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price on January 1, 2013, and an equivalent amount in the NASDAQ Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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
Unregistered Sales of Equity Securities
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through December 31, 2017, the Series A Preferred Stock issued to Carilion has accrued $1,160,331 in dividends. The accrued dividend as of December 31, 2017 will be paid by the issuance of 631,693 shares of our common stock, which we will issue at Carilion’s written request. As the Series A

Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Parties

The following table summarizes repurchases of our common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
10/1/2017-10/31/2017	193,323	$1.62	193,323	$1,601,059
11/1/2017-11/30/2017	130,120	$1.68	130,120	$1,382,150
12/1/2017-12/31/2017	159,634	$2.35	59,636	$1,239,174
Total	483,077	$1.88	383,079	$1,239,174
(1) On September 20, 2017, we announced that our board of directors authorized a stock repurchase program for the repurchase of up to $2.0 million of our common stock. Unless extended, the stock repurchase authorization expires on September 19, 2018 and may be terminated, increased or decreased by our board of directors at any time.

ITEM 6.    SELECTED FINANCIAL DATA
The consolidated statement of operations data for each of the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements that do not appear in this report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements, and the historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended December 31,
In thousands, except share and per share data	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Revenues:
Technology development	$18,576	$16,281	$13,599	$12,206	$11,422
Products and licensing	27,661	25,587	20,851	9,054	6,912
Total revenues	46,237	41,868	34,450	21,260	18,334
Cost of revenues:
Technology development	13,988	12,473	10,379	9,376	8,882
Products and licensing	14,120	13,590	10,616	4,047	3,403
Total cost of revenues	28,108	26,063	20,995	13,423	12,285
Gross profit	18,129	15,805	13,456	7,837	6,049
Operating expense	18,240	18,304	19,041	12,342	14,084
Operating loss	(111)	(2,499)	(5,586)	(4,505)	(8,035)
Other (expense)/income, net	(4)	13	(10)	111	347
Interest expense, net	(219)	(319)	(220)	(96)	(208)
Loss from continuing operations before income taxes	(334)	(2,805)	(5,816)	(4,490)	(7,896)
Income tax benefit	(296)	(136)	(602)	(1,137)	(2,387)
Net loss from continuing operations	(39)	(2,669)	(5,214)	(3,353)	(5,509)
Income from discontinued operations, net of income taxes	14,654	300	7,531	9,347	4,705
Net income/(loss)	14,615	(2,369)	2,317	5,994	(804)
Preferred stock dividend	147	105	86	112	102
Net income/(loss) attributable to common stockholders	$14,468	$(2,474)	$2,231	$5,882	$(906)
Net loss per share from continuing operations:
Basic and diluted	$—	$(0.10)	$(0.23)	$(0.23)	$(0.38)
Net income per share from discontinued operations:
Basic and diluted	$0.53	$0.01	$0.33	$0.63	$0.33
Net income/(loss) per share attributable to common stockholders:
Basic and diluted	$0.52	$(0.09)	$0.10	$0.40	$(0.06)
Weighted-average shares:
Basic and diluted	27,579,988	27,547,217	23,026,494	14,880,697	14,336,135

	As of December 31,
In thousands	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,982	$12,802	$17,464	$14,117	$7,779
Working capital	44,185	21,129	23,417	15,413	10,106
Total assets	66,223	54,997	58,132	27,584	19,704
Total current liabilities	14,826	15,968	15,334	8,473	7,206
Total debt	2,436	4,253	6,125	625	2,125

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

Sale of High Speed Optical Receiver Business
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). As part of the Transaction, the buyer also hired approximately 49 of our employees who were engaged in the development, manufacture, and sale of HSOR products in addition to certain corporate administrative functions. The buyer provided certain transition services to us with respect to infrastructure and administration for which we paid $0.3 million per month for a period of five months, for a total of $1.5 million, following the closing of the Transaction. We recorded this obligation as a reduction of the value of the purchase price. In assessing the fair value of the services expected to be received by us versus those we expect to deliver to the buyer, we concluded that the transition service payments were more closely aligned with the fair value of the assets sold versus the services received and thus should be part of the consideration reconciliation versus operating activities.
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
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. We are continuing to develop and commercialize our fiber optic technology for strain and temperature sensing applications for the aerospace, automotive, and energy industries. Our Products and Licensing segment revenues represented approximately 60% and 61% of our total revenues for the years ended December 31, 2017 and 2016, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing & instrumentation, advanced materials, and health sciences. Our Technology Development segment comprised approximately 40% and 39% of our total revenues for the years ended December 31, 2017 and 2016, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration ("SBA"). Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $23.5 million and $17.6 million at December 31, 2017 and 2016, respectively. The approximate value of our Products and Licensing segment backlog was $6.9 million and $7.2 million at December 31, 2017 and 2016, respectively.
Revenues from product sales are mostly derived from the sales of our optoelectronics, sensing and test & measurement products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales to continue to be primarily in areas associated with our optoelectronics, fiber optic test & measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.
We realized net income attributable to common stockholders of approximately $14.5 million for the year ended December 31, 2017 and net loss attributable to common stockholders of approximately $2.5 million for the year ended December 31, 2016. Excluding the effects of our HSOR business, which we sold in 2017, we incurred a net loss from continuing operations of less than $0.1 million and $2.7 million for the years ended December 31, 2017 and 2016, respectively.
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
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. Our Technology Development segment revenues represented approximately 40% and 39% of our total revenues for the years ended December 31, 2017 and 2016, respectively.
Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property. Products and licensing revenues represented approximately 60% and 61% of our total revenues for the years ended December 31, 2017 and 2016, respectively.
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
Operating Expense
Operating expense consists of selling, general and administrative expenses, as well as expenses related to research, development and engineering, depreciation of fixed assets and amortization of intangible assets. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from equity awards, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, marketing, and administrative activities; costs of marketing programs and promotional materials; salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Technology Development segment; product development activities not provided under contracts with third parties; and overhead costs related to these activities.
Interest Expense, Net
We have two term loans with Silicon Valley Bank ("SVB") with scheduled maturities in 2018 and 2019. The term loans carry interest at a variable rate of prime plus 2%. At December 31, 2017, we had $2.5 million in the aggregate outstanding on these term loans.
During the years ended December 31, 2017 and 2016, interest expense primarily included interest accrued on our outstanding SVB loans and interest incurred with respect to our capital lease obligations.

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

Products and Licensing Revenues
We recognize revenue relating to our product sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability of the resulting receivable is reasonably assured. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single unit of accounting and recognize revenue accordingly. We evaluate product sales that are a part of multiple-element revenue arrangements to determine whether separate units of accounting exist, and we follow appropriate revenue recognition policies for each separate unit. For multi-element arrangements we allocate revenue to all significant deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("ESP"). VSOE exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. Our product sales often include bundled products, options, and services and therefore VSOE is not readily determinable. In addition, we believe that because of unique features of our products, TPE also is not available. ESP, which is used when VSOE and TPE does not exist, reflects our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. We also sell extended warranties from time to time. In this case, we accrue warranty costs based on our estimate of future expense and defer revenue associated with the warranty. The deferred warranty revenue is recognized over the period of the warranty.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a $1.9 million reduction in the deferred tax asset and a corresponding reduction in the valuation allowance. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 financial statements.
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

	Years ended December 31,
	2017	2016
Revenues:
Technology development	40.2%	38.9%
Products and licensing	59.8	61.1
Total revenues	100.0	100.0
Cost of revenues:
Technology development	30.3	29.8
Products and licensing	30.5	32.5
Total cost of revenues	60.8	62.3
Gross profit	39.2	37.7
Operating expense	39.4	43.7
Operating loss	(0.2)	(6.0)
Total other expense	(0.5)	(0.7)
Loss from continuing operations before income taxes	(0.7)	(6.7)
Income/(loss) from continuing operations, net of income taxes	(0.1)	(6.4)
Income from discontinued operations, net of income taxes	31.7	0.7
Net income/(loss)	31.6%	(5.7)%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues

	Years ended December 31,
	2017	2016	$ Difference	% Difference
Technology development revenues	$18,576,383	$16,280,582	$2,295,801	14.1%
Products and licensing revenues	27,660,891	25,587,187	2,073,704	8.1%
Total revenues	$46,237,274	$41,867,769	$4,369,505	10.4%
Our Technology Development segment revenues increased $2.3 million to $18.6 million for the year ended December 31, 2017 compared to $16.3 million for the year ended December 31, 2016. This increase was attributable primarily to growth in our intelligent systems and biomedical technologies groups. Revenues within these groups increased due to additional contract awards, including higher value Phase II SBIR contracts.
Our Products and Licensing segment revenues increased $2.1 million to $27.7 million for the year ended December 31, 2017 compared to $25.6 million for the year ended December 31, 2016. This increase was primarily driven by an increase in our sales of optical backscatter reflectometer instruments and optoelectronic components.

Cost of Revenues

	Years ended December 31,
	2017	2016	$ Difference	% Difference
Technology development costs	$13,988,378	$12,473,211	$1,515,167	12.1%
Products and licensing costs	14,120,071	13,589,858	530,213	3.9%
Total costs of revenues	$28,108,449	$26,063,069	$2,045,380	7.8%
Our Technology Development segment costs increased $1.5 million, to $14.0 million for the year ended December 31, 2017 compared to $12.5 million for the year ended December 31, 2016. The overall increase in Technology Development segment costs was driven by increases in direct labor and subcontractor costs consistent with the rate of growth in Technology Development segment revenues.
Our Products and Licensing segment costs increased $0.5 million to $14.1 million for the year ended December 31, 2017 compared to $13.6 million for the year ended December 31, 2016. The increase in product and licensing cost is attributable to the component costs associated with increased volume of optical backscatter reflectometer instrument sales. Products and Licensing segment costs increased in accordance with the increase in Products and Licensing segment revenues over the same period taking into account the gross margin effect of the product mix.
Operating Expense

	Years ended December 31,
	2017	2016	$ Difference	% Difference
Selling, general and administrative expense	$14,770,986	$14,763,709	$7,277	—%
Research, development and engineering expense	3,469,193	3,540,227	(71,034)	(2.0)%
Total operating expense	$18,240,179	$18,303,936	$(63,757)	(0.3)%
Selling, general and administrative expenses remained substantially unchanged at $14.8 million for the years ended December 31, 2017 and 2016.
Research, development and engineering expenses also remained substantially unchanged at $3.5 million for the years ended December 31, 2017 and 2016.
Interest Expense, Net
Our net interest expense was approximately $0.2 million for the year ended December 31, 2017 compared to approximately $0.3 million for the year ended December 31, 2016. The average monthly loan balance for the year ended December 31, 2017 was $3.3 million as compared to $5.1 million for the year ended December 31, 2016, resulting in this decrease in interest expense.
Income Tax Benefit from Continuing Operations

For the year ended December 31, 2017, we recorded income tax benefit of $0.3 million, or 88.5% of our loss from continuing operations, compared to an income tax benefit of $0.1 million, or 4.8% of our loss from continuing operations for the year ended December 31, 2016. The change resulted from the decrease in our loss from continuing operations. The income tax benefit recognized in the current period is primarily driven by the discrete gain associated with the discontinued operations of HSOR and related intraperiod tax allocation requirements. Absent this discrete transaction we would expect the Company to have an immaterial provision related to certain state income taxes.

Net Loss From Continuing Operations

For the year ended December 31, 2017, we recognized a loss from continuing operations before income taxes of $0.3 million compared to a loss from continuing operations before income taxes of $2.8 million for the year ended December 31, 2016. After tax, our net loss from continuing operations was less than $0.1 million for the year ended December 31, 2017, compared to a net loss from continuing operations of $2.7 million for the year ended December 31, 2016.
Income from Discontinued Operations, Net of Income Taxes
For the year ended December 31, 2017, we recognized income from discontinued operations, net of income taxes, of $14.7 million. For the year ended December 31, 2016, we recognized net income from discontinued operations, net of income taxes, of $0.3 million. For the year ended December 31, 2017, our net income from discontinued operations included a $15.7 million after tax gain recognized on the sale of the HSOR business, partially offset by a net loss of $1.0 million associated with the operations of the HSOR business prior to its sale. For the year ended December 31, 2016, our net income from discontinued operations consisted of the after tax income associated with the operations of HSOR during the year.
Preferred Stock Dividend
In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carries an annual cumulative dividend of 6%, or approximately 79,292 shares of common stock per year. During each of 2017 and 2016, we accrued $0.1 million for the dividends payable to Carilion. The dividends are not payable in cash, but rather in shares of our common stock, until liquidation event occurs. During each of 2017 and 2016, 79,292 shares of common stock became issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity.
Liquidity and Capital Resources
At December 31, 2017, our total cash and cash equivalents were $37.0 million.
We have two term loans with SVB which, at December 31, 2017, had an aggregate balance of $2.5 million. One term loan, with a balance of $0.3 million as of December 31, 2017, matures on December 1, 2018. The other term loan with a balance of $2.1 million as of December 31, 2017, matures on May 1, 2019.
We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment.
Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. The credit facility requires us to comply with certain operational and financial covenants, including maintaining a minimum cash balance of at least $4.0 million. As of December 31, 2017, we were in compliance with all covenants under the credit facility.
We maintain a letter-of-credit in the amount of $1.0 million as a condition of our lease on our Blacksburg office.
We believe that our cash and cash equivalents as of December 31, 2017 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash and cash equivalents.

Discussion of Cash Flows

	Years ended December 31,
	2017	2016
Net cash provided by/(used in) operating activities	$915,042	$(399,837)
Net cash provided/(used in) by investing activities	26,181,400	(2,000,184)
Net cash used in financing activities	(2,917,367)	(2,261,561)
Net increase/(decrease) in cash and cash equivalents	$24,179,075	$(4,661,582)
During 2017, operations provided $0.9 million of net cash, as compared to 2016, when operations used $0.4 million of net cash. In 2017, our net income of $14.6 million included a gain on the sale of our HSOR business, net of income tax, of $15.7 million, and non-cash expenses which do not impact cash flow for the period. These non-cash expenses were depreciation and amortization of $2.5 million, stock-based compensation of $0.7 million, and bad debt of $0.1 million. Additionally, changes in working capital resulted in a net cash outflow of $1.4 million, principally driven by an increase in inventory of $1.9 million and a decrease in accounts payable and accrued expenses of $0.9 million partially offset by a decrease in accounts receivable of $1.2 million and an increase in deferred revenue of $0.2 million.
In 2016, our net loss of $2.4 million included charges for depreciation and amortization of $3.7 million and stock-based compensation of $0.9 million, each of which are non-cash items that do not impact cash flow for the period. Additionally, changes in working capital resulted in a net cash outflow of $2.9 million, principally driven by an increase in accounts receivable of $3.6 million, partially offset by an increase in accounts payable and accrued liabilities of $0.6 million.
Cash provided by investing activities in 2017 included proceeds from the sale of our HSOR business of $28.0 million, partially offset by $1.4 million of fixed asset additions and $0.5 million of capitalized intellectual property costs.

Cash used in investing activities in 2016 consisted of a cash outflow of $2.0 million related to the purchase of property and equipment to expand our manufacturing capability as well as capitalized costs associated with securing intellectual property rights.

Cash used in financing activities for the year ended December 31, 2017 was $2.9 million, compared to cash used in financing activities of $2.3 million in 2016. During 2017, we repaid $1.8 million on our term loans with SVB. We also used $1.1 million to repurchase our common stock under our stock repurchase program. During 2016, we repaid $1.9 million on our outstanding term loan with SVB and also used $0.3 million to repurchase our common stock under our stock repurchase program.

Summary of Contractual Obligations
The following table sets forth information concerning our known contractual obligations as of December 31, 2017 that are fixed and determinable.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$2,458,333	$1,833,333	$625,000	$—	$—
Operating facility leases (2)	5,012,282	1,284,525	1,548,941	1,089,408	1,089,408
Other leases (3)	125,257	49,257	72,960	3,040	—
Purchase order obligation (4)	1,006,526	892,456	114,070	—	—
Other liabilities (5)	660,000	220,000	440,000	—	—
Total	$9,262,398	$4,279,571	$2,800,971	$1,092,448	$1,089,408
_________________________

(1)	Amounts due under our debt obligations to SVB are payable in monthly installments, plus accrued interest, through May 2019.

(2)
We lease our facilities in Blacksburg, Charlottesville and Roanoke, Virginia, Ann Arbor, Michigan, Camarillo California, and Quebec, Canada under operating leases that as of December 31, 2017, are scheduled to expire between December 2018 and December 2024. Upon expiration of our office leases, we may exercise certain renewal options as specified in the leases. Rental payments associated with these option periods are not included in the table above.

(3)	In August 2013 and January 2016, we executed leases in the amounts of $51,000, and $207,000, respectively, for office equipment. These equipment leases expire in 2018 and 2021, respectively.

(4)
Purchase order obligations included outstanding orders for inventory purchases. In 2017, our Luna Technologies subsidiary executed a non-cancelable purchase order in the amounts of $0.5 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in November 2017.

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
We are exposed to interest rate fluctuations as a result of our SVB debt facility having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. The principal amount of $2.5 million outstanding under the term loan as of December 31, 2017, is scheduled to amortize in monthly installments through May 2019. A change of 1% in the applicable interest rate during 2017 would have an impact of approximately $15,000 in our annual interest expense under the SVB debt facility.
Foreign Currency Exchange Rate Risk
As of December 31, 2017, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Luna Innovations Incorporated
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2005.

Arlington, Virginia
March 21, 2018

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$36,981,533	$12,802,458
Accounts receivable, net	9,857,009	10,269,012
Receivable from sale of HSOR business	4,000,976	—
Inventory	6,951,110	6,848,835
Prepaid expenses and other current assets	1,220,650	1,375,659
Current assets held for sale	—	5,801,629
Total current assets	59,011,278	37,097,593
Property and equipment, net	3,453,741	3,482,687
Intangible assets, net	3,237,593	3,367,217
Goodwill	502,000	502,000
Other assets	18,024	38,194
Non-current assets held for sale	—	10,509,282
Total assets	$66,222,636	$54,996,973
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt obligations	$1,833,333	$1,833,333
Current portion of capital lease obligations	43,665	52,128
Accounts payable	2,962,863	2,954,742
Accrued liabilities	8,959,935	7,913,544
Deferred revenue	1,026,339	837,906
Current liabilities held for sale	—	2,376,703
Total current liabilities	14,826,135	15,968,356
Long-term portion of deferred rent	1,184,438	1,319,402
Long-term debt obligations	603,007	2,420,032
Long-term capital lease obligations	71,275	114,940
Non-current liabilities held for sale	—	84,555
Total liabilities	16,684,855	19,907,285
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at December 31, 2017 and 2016	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 28,354,822 and 27,988,104 shares issued, 27,283,918 and 27,541,277 shares outstanding at December 31, 2017 and 2016, respectively	29,186	28,600
Treasury stock at cost, 1,070,904 and 446,827 shares at December 31, 2017 and 2016, respectively	(1,649,746)	(517,987)
Additional paid-in capital	83,563,208	82,451,958
Accumulated deficit	(32,406,189)	(46,874,205)
Total stockholders’ equity	49,537,781	35,089,688
Total liabilities and stockholders’ equity	$66,222,636	$54,996,973

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016
Revenues:
Technology development	$18,576,383	$16,280,582
Products and licensing	27,660,891	25,587,187
Total revenues	46,237,274	41,867,769
Cost of revenues:
Technology development	13,988,378	12,473,211
Products and licensing	14,120,071	13,589,858
Total cost of revenues	28,108,449	26,063,069
Gross profit	18,128,825	15,804,700
Operating expense:
Selling, general and administrative	14,770,986	14,763,709
Research, development and engineering	3,469,193	3,540,227
Total operating expense	18,240,179	18,303,936
Operating loss	(111,354)	(2,499,236)
Other income/(expense):
Other (expense)/income, net	(4,498)	13,071
Interest expense, net	(218,506)	(319,334)
Total other expense	(223,004)	(306,263)
Loss from continuing operations before income taxes	(334,358)	(2,805,499)
Income tax benefit	295,753	135,567
Net loss from continuing operations	(38,605)	(2,669,932)
Operating (loss)/income from discontinued operations, net of income tax expense of $23,762 and $210,933	(1,017,518)	300,440
Gain on sale, net of $912,298 of related income taxes	15,671,028	—
Income from discontinued operations, net of income tax expense of $0.9 and $0.2 million	14,653,510	300,440
Net income/(loss)	14,614,905	(2,369,492)
Preferred stock dividend	146,889	105,258
Net income/(loss) attributable to common stockholders	$14,468,016	$(2,474,750)

Net loss per share from continuing operations:
Basic and diluted	$—	$(0.10)
Net income per share from discontinued operations:
Basic and diluted	$0.53	$0.01
Net income/(loss) per share attributable to common stockholders:
Basic and diluted	$0.52	$(0.09)
Weighted average shares:
Basic and diluted	27,579,988	27,547,217

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance—January 1, 2016	1,321,514	$1,322	27,477,181	$28,178	167,652	$(184,934)	$81,461,907	$(44,399,455)	$36,907,018
Stock-based compensation	—	—	319,000	319	—	—	859,896	—	860,215
Non-cash compensation	—	—	24,271	24	—	—	24,976	—	25,000
Stock dividends (1)	—	—	—	79	—	—	105,179	(105,258)	—
Purchase of treasury stock	—	—	(279,175)	—	279,175	(333,053)	—	—	(333,053)
Net loss	—	—	—	—	—	—	—	(2,369,492)	(2,369,492)
Balance—December 31, 2016	1,321,514	$1,322	27,541,277	$28,600	446,827	$(517,987)	$82,451,958	$(46,874,205)	$35,089,688
Exercise of stock option	—	$—	83,888	$84	—	$—	$99,769	$—	$99,853
Stock-based compensation	—	$—	147,333	$287	—	$—	$714,807	$—	$715,094
Non-cash compensation	—	$—	135,497	$136	—	$—	$149,864	$—	$150,000
Stock dividends (1)	—	$—	—	$79	—	$—	$146,810	$(146,889)	$—
Purchase of treasury stock	—	$—	(624,077)	$—	624,077	$(1,131,759)	$—	$—	$(1,131,759)
Net income	—	$—	—	$—	—	$—	$—	$14,614,905	$14,614,905
Balance—December 31, 2017	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,406,189)	49,537,781

(1)	The stock dividends payable in connection with the Series A Convertible Preferred Stock are issuable upon the request of Carilion.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016
Cash flows provided by/(used in) operating activities:
Net income/(loss)	$14,614,905	$(2,369,492)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,526,609	3,713,879
Stock-based compensation	715,094	860,215
Loss on disposal of fixed assets	3,640	—
Gain on sale of discontinued operations, net of income taxes	(15,671,028)	—
Bad debt	99,888	305,593
Changes in operating assets and liabilities:
Accounts receivable	1,152,055	(3,568,761)
Inventory	(1,902,311)	492,932
Other assets	83,428	(238,736)
Accounts payable and accrued expenses	(896,534)	564,689
Deferred revenue	189,296	(160,156)
Net cash provided by/(used in) operating activities	915,042	(399,837)
Cash flows provided by/(used in) investing activities:
Acquisition of property and equipment	(1,352,531)	(1,509,984)
Proceeds from sale of property and equipment	3,000	—
Intangible property costs	(495,597)	(490,200)
Proceeds from sale of discontinued operations, net	28,026,528	—
Net cash provided by/(used in) investing activities	26,181,400	(2,000,184)
Cash flows used in financing activities:
Payments on debt obligations	(1,833,333)	(1,871,635)
Payments on capital lease obligations	(52,128)	(56,873)
Purchase of treasury stock	(1,131,759)	(333,053)
Proceeds from the exercise of options	99,853	—
Net cash used in financing activities	(2,917,367)	(2,261,561)
Net change in cash and cash equivalents	24,179,075	(4,661,582)
Cash and cash equivalents—beginning of period	12,802,458	17,464,040
Cash and cash equivalents—end of period	$36,981,533	$12,802,458
Supplemental disclosure of cash flow information
Cash paid for interest	$209,497	$308,116
Cash paid for income taxes	$377,907	$233,732
Cash received for income tax refunds	$—	$67,127
Dividend on preferred stock, 79,292 shares of common stock issuable for each of the years ended December 31, 2017 and 2016	$146,889	$105,258

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
We have a history of net losses. We have historically managed our liquidity through cost reduction initiatives, debt financings, capital markets transactions and the sale of assets.
Although there can be no guarantees, we believe that our current cash and cash equivalents balance provides adequate liquidity for us to meet our working capital needs for the foreseeable future.
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
Revenue from fixed price research contracts that involve the delivery of services and a prototype model is recognized under the percentage of completion method by determining proportional performance based upon the ratio of costs incurred to achieve contract milestones to total estimated cost as this method more accurately measures performance under these arrangements. Losses on contracts, if any, are recognized in the period in which they become known and estimable.

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
For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality, we allocate revenue to all deliverables based on their relative selling prices. Other deliverables include extended warranty, training and various add-on products. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("ESP"). VSOE exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. Our product sales often include bundled products, options, and services and therefore VSOE is not readily determinable. In addition, we believe that because of unique features of our products, TPE also is not available. Also, due to the uniqueness of our products comparable third party evidence is generally not available. ESP, which is used when VSOE and TPE does not exist, reflects our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.
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
Allowance for Uncollectible Receivables
Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bear on the ultimate collection of such amounts. The allowance was $0.3 million at December 31, 2017 and $0.2 million at December 31, 2016.
Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. To date, we have not incurred losses related to cash and cash equivalents. Cash equivalents at December 31, 2017 and 2016 include $25.2 million and $0, respectively, invested in U.S. Treasury obligations through a sweep account with our bank. The full value of amounts invested through the sweep account are convertible to cash on a daily basis. Our cash transactions are processed through reputable commercial banks. We regularly maintain cash balances with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2017 and December 31, 2016, we had approximately $11.5 million and $12.6 million, respectively, in excess of FDIC insured limits.
We have outstanding term loans that require us to comply with certain financial covenants, including maintaining a minimum cash balance of at least $4.0 million.
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
Intangible Assets
Intangible assets consist of patents related to certain intellectual property that we have developed or acquired and identifiable intangible assets recognized in connection with our merger with Advanced Photonix, Inc. ("API"). We amortize our identified intangible assets over their estimated useful lives ranging between one and eleven years, and analyze the reasonableness of the remaining useful life whenever events or circumstances indicate that the carrying amount may not be recoverable to determine whether their carrying value has been impaired.
Research, Development and Engineering
Research, development and engineering expenses not related to contract performance are expensed as incurred. We expensed $3.5 million of non-contract related research, development and engineering expenses for each of the years ended December 31, 2017 and 2016.
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
Net Income/(Loss) per Share
Basic per share data is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income/(loss) attributable to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.
The effect of 4.3 million and $5.5 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the year ended December 31, 2017 and 2016, as they are anti-dilutive to earnings per share due to us having a net loss from continuing operations.
Stock-Based Compensation
We have two stock-based compensation plans, which are described further in Note 9. We recognize compensation expense based upon the fair value of the underlying equity award as of the date of grant. We have elected to use the Black-Scholes option pricing model to value any stock options granted. Restricted stock and restricted stock units awarded are valued at the closing price of our common stock on the date of the award. We recognize stock-based compensation for such awards on a straight-line method over the requisite service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.
We recognize expense for equity instruments issued to non-employees based upon the fair value of the equity instruments issued.
Advertising
We expense the cost of advertising as incurred. Advertising expenses were $0.1 million for each of the years ended December 31, 2017 and 2016.
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
Recent Accounting Pronouncements

Effective January 1, 2017, we adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting. These amendments apply to several aspects of accounting for share-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. The adoption of ASU No. 2016-09 did not have a significant impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to recognize in its statement of financial position an asset and liability for most leases with a term greater than 12 months. Lessees should recognize a liability to make lease payments and a right-of-use asset representing the lessee's right to use the underlying asset for the lease term. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

We have completed our assessment of the impact of Topic 606 and have reached the following conclusions regarding its impact on our revenue recognition policies and procedures. Contracts in our Technology Development segment primarily provide research services.  We have concluded that revenue specific to this segment will not be materially impacted upon the adoption of Topic 606 as revenue will continue to be recognized over time using an input model.  Contracts in our Products and Licensing segment generally provide for the following revenue sources: standard product sales, custom product development and sales, product rental, extended warranties, training/service, and certain royalties.  We expect revenues for this segment to be recognized using either the “point in time” or “over time” methods of Topic 606, depending upon the revenue source.  We expect the pattern of recognition of custom optoelectronic products to change from “point in time” to “over time” upon the adoption of Topic 606. Our revenue recognized specific to custom products approximates $10 million annually.   This change will result in the acceleration of revenue when compared to existing standards with the cumulative adjustment relating to contracts that are not complete as of December 31, 2017 recognized as an adjustment to opening retained earnings on January 1, 2018.   Our revenue for our standard products will be recognized using the "point in time" criteria of Topic 606, and the timing of such revenue recognition is not expected to differ materially from our historical revenue recognition. Other immaterial adjustments related to the products segment that are sometimes offered to customers include discounts on future purchases related to rental agreements, customer rights of return, and volume discounts. We are adopting the standard using the modified retrospective transition method. Under the modified retrospective approach, the new standard will, for the period beginning January 1, 2018, apply to new contracts and those that were not completed as of January 1, 2018. For those contracts not completed as of January 1, 2018, this method will result in a cumulative adjustment to increase retained earnings in the amount of $0.4 million. Prior periods will not be retrospectively adjusted, but we will maintain dual reporting for the year of initial application in order to disclose the effect on revenue of adopting the new guidance.

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
Components of inventory are as follows:

	December 31,
	2017	2016
Finished goods	$2,143,953	$1,952,885
Work-in-process	578,195	714,867
Raw materials	4,228,962	4,181,083
	$6,951,110	$6,848,835

3.    Debt
Silicon Valley Bank Facility
We currently have a Loan and Security Agreement with SVB under which we have a term loan with an original borrowing amount of $6.0 million (the “Term Loan”). The Term Loan was to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears and matured on May 1, 2015. On May 8, 2015, in connection with the merger with Advanced Photonics, Inc. ("API"), we entered into the Joinder, Consent and Sixth Loan Modification Agreement (the "2015 Term Loan") under which we borrowed $6.0 million and used the proceeds principally to repay the then outstanding debt of API at the time of the Merger. The 2015 Term Loan is to be repaid by us in 48 monthly installments, plus accrued interest payable monthly in arrears and matures at the earlier of May 1, 2019, or upon an event of a default under the loan agreement. The term loan carries a floating annual interest rate equal to prime rate then in effect, as published in the Wall Street Journal, plus 2%. We may prepay amounts due under the 2015 Term Loan at any time, subject to an early termination fee of up to 2% of the amount of prepayment.
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
In addition, the Term Loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. The Term Loans require that we meet certain financial covenants, including a minimum cash balance of $4.0 million, and a minimum liquidity coverage ratio, each as defined in the 2015 Equipment Term Loan. If any event of default occurs, SVB may declare due immediately all borrowings under the Term Loans and foreclose on the collateral. Furthermore, an event of default under the Term Loans would result in an increase in the interest rate on any amounts outstanding. As of December 31, 2017, we were in compliance with all covenants under the Term Loans.
The balance under the Term Loans at December 31, 2017 was $2.5 million, of which $1.8 million was classified as short-term. The effective rate of our Term Loans at December 31, 2017 was 6.5%.
The following table presents a summary of debt outstanding as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Silicon Valley Bank Term Loans	$2,458,333	$4,291,667
Less: unamortized debt issuance costs	21,993	38,302
Less: current portion	1,833,333	1,833,333
Total long-term debt obligations	$603,007	$2,420,032

Debt issuance costs associated with the issuance of the SVB Term Loans totaled $55 thousand. Amortization of debt issuance costs is computed using the straight line method and is included in interest expense. Amortization of the debt issuance costs totaled $16 thousand for the year ended December 31, 2017.

Maturities on long-term debt are as follows:

Year	Amount
2018	$1,833,333
2019	625,000
Total	$2,458,333
Interest expense for the years ended December 31, 2017 and 2016 consisted of the following:

	Years ended December 31,
	2017	2016
Interest expense on Term Loans	$202,850	$287,491
Amortization of debt issuance costs	16,308	16,308
Other interest (income)/expense	(652)	15,535
Total interest expense	$218,506	$319,334

4.    Accounts Receivable—Trade
Accounts receivable consist of the following:

	December 31,
	2017	2016
Billed	$8,186,961	$8,519,581
Unbilled	1,921,256	1,977,191
Other	35,509	19,479
	10,143,726	10,516,251
Less: allowance for doubtful accounts	(286,717)	(247,239)
	$9,857,009	$10,269,012
Unbilled receivables result from contract retainages and revenues that have been earned in advance of billing and can be invoiced at contractually defined intervals, milestones, or at completion of the contract. Unbilled amounts are expected to be billed in future periods and are classified as current assets in accordance with industry practice.

5.    Property and Equipment
Property and equipment, net, consists of the following:

	December 31,
	2017	2016
Building	$69,556	$69,556
Equipment	9,246,094	8,649,886
Furniture and fixtures	592,258	591,569
Software	1,139,715	1,137,043
Leasehold improvements	4,984,010	4,973,556
	16,031,633	15,421,610
Less—accumulated depreciation	(12,577,892)	(11,938,923)
	$3,453,741	$3,482,687
Depreciation for the years ended December 31, 2017 and 2016 was approximately $0.7 million and $0.8 million, respectively.

6.    Intangible Assets
The following is a summary of intangible assets, net:

	December 31,
	2017	2016
Patent costs	$4,668,577	$4,263,386
Developed technology	2,200,000	2,200,000
Customer base	1,200,000	1,200,000
Backlog	200,000	200,000
	8,268,577	7,863,386
Accumulated amortization	(5,030,984)	(4,496,169)
	$3,237,593	$3,367,217
Amortization for the years ended December 31, 2017 and 2016 was approximately $0.5 million and $0.6 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2017, for each of the next five years and beyond is as follows:

Year Ending December 31,
2018	466,193
2019	397,132
2020	373,032
2021	362,038
2022	354,733
2023 and beyond	1,284,465
$3,237,593

7.     Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2017	2016
Accrued compensation	$5,274,005	$4,742,760
Claims reserve	1,637,118	1,577,123
Accrued sub-contracts	544,342	483,477
Accrued professional fees	117,445	67,719
Accrued income tax	403,548	—
Deferred rent	144,741	155,138
Royalties	290,235	345,895
Warranty reserve	210,599	185,125
Accrued liabilities-other	337,902	356,307
Total accrued liabilities	$8,959,935	$7,913,544

8.    Income Taxes

Income tax expense/(benefit) from continuing operations consisted of the following for the periods indicated:

	Years ended December 31,
	2017	2016
Current:
Federal	$(320,560)	$—
State	24,807	(135,567)
Deferred federal	—	—
Deferred state	—	—
Income tax benefit	$(295,753)	$(135,567)

Deferred tax assets and liabilities consist of the following components:

	December 31, 2017		December 31, 2016
	Current	Long-Term	Current	Long-Term
Bad debt and inventory reserve	$—	$226,358	$382,075	$—
Inventory adjustment	—	405,242	—	940,885
UNICAP	—	32,579	—	46,593
Deferred revenue		84,669	—	154,608
Deferred rent	—	340,199	—	550,419
Depreciation and amortization	—	(1,238,458)	—	(3,490,869)
Charitable contributions	—	3,385	—	5,741
Net operating loss carryforwards- Luna	—	349,421	—	4,779,976
Net operating loss carryforwards- API	—	1,436,568	—	9,783,512
Net operating loss carryforwards - state	—	534,194	—	281,799
Net operating loss carryforwards- Canada	—	10,503	—	10,503
Research and development credits	—	235,613	—	4,250,803
California manufacturing credit	—	15,554	—	15,554
Accrued liabilities	—	504,472	1,067,019	—
Deferred compensation	—	223,607	—	267,897
Stock-based compensation	—	1,275,371	—	1,867,947
AMT credit	—	581,467	—	395,083
Total	—	5,020,744	1,449,094	19,860,451
Valuation allowance	—	(5,020,744)	(1,449,094)	(19,860,451)
Net deferred tax asset	$—	$—	$—	$—

The benefit from income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to our loss from continuing operations before income taxes as follows for the periods indicated:

	Years ended December 31,
	2017	2016
Income tax expense at federal statutory rate	34.00%	34.00%
State taxes, net of federal tax effects	(102.48)%	(0.93)%
Change in tax rate from Tax Cuts and Jobs Act	(568.11)%	—%
Change in valuation allowance	796.72%	(18.17)%
Incentive stock options	(69.26)%	(9.00)%
Provision to return adjustments	27.75%	(0.82)%
Meals and entertainment	(4.69)%	(0.64)%
Capitalized merger costs	—%	—%
Windfall deduction	—%	—%
Other permanent differences	(25.48)%	0.35%
Income tax benefit	88.45%	4.79%

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have U.S. federal income tax net operating loss carryforwards at December 31, 2017 of approximately $1.7 million for Luna and net operating loss carryforwards of approximately $6.8 million for API expiring at varying dates through 2025. We have research and development tax credit carryforwards at December 31, 2017 of approximately $0.2 million, which expire at varying dates through 2024.
In 2015, we performed a formal section 382 study and determined that we do not have a limitation on our net operating loss available to offset future income for the Luna net operating losses. As a result of the acquisition of API, the API net operating loss carryover and research and development credits will be subject to the Section 382 limitation.  A formal Section 382 study was prepared in 2017, and it was determined that there was no ownership changes in 2017 resulting in a limitation on NOLs, but a portion of the net operating losses will expire unutilized.  As there is a full valuation allowance against all of the API deferred tax assets, there will not be a statement of operations impact to any expiration of the net operating losses or research and development credits.
The U.S. federal statute of limitations remains open for the year 2014 and onward. We currently have no federal income tax returns under examination. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. We currently have no state income or franchise tax returns under examination. We currently do not file tax returns in any foreign tax jurisdiction other than Canada.
We currently have no positions for which we expect that the amount of unrecognized tax benefit will increase or decrease significantly within twelve months of the reporting date or for which we believe there is significant risk of disallowance upon audit. We have no tax interest or penalties reported in either our statement of operations or statement of financial position for any year reported herein. Management believes it is not more likely than not that the deferred tax assets at December 31, 2017 or December 31, 2016 will not be realized, and as a result a valuation allowance was established against all such deferred tax assets.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a $1.9 million reduction in the deferred tax asset and a corresponding reduction in the valuation allowance. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 financial statements.

9.    Stockholders’ Equity
Series A Convertible Preferred Stock
In January 2010, we entered into a transaction with Carilion, in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes with an original principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for 1,321,514 shares of our newly designated Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is non-voting, carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2017, 631,693 shares of common stock were issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity. These dividends are issuable on demand. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued to Carilion, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.
Warrants
Carilion Clinic holds unexercised warrants for 366,000 shares of our common stock. The warrants have an exercise price of $2.50 per share and expire on December 31, 2020.
Equity Incentive Plans
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

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at January 1, 2016	3,800,728	$0.61 - 8.43	$2.17	$111,314	3,045,150	$2.39	$103,603
Forfeited	(963,614)	$1.18 - 8.43	$2.99
Exercised	—	0	$—
Granted	20,000	$1.15	$1.15
Balance at December 31, 2016	2,857,114	$0.61 - 6.83	$1.89	$107,063	2,367,630	$1.93	$101,071
Forfeited	(178,665)	$1.27 - 6.83	$2.24
Exercised	(83,888)	$0.82 - 1.40	$1.19
Granted	120,000	$1.51 - 2.40	$1.82
Balance at December 31, 2017	2,714,561	$0.61 - 6.55	$1.88	$2,098,195	2,590,030	$1.89	$2,013,034

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2017	2016
Risk-free interest rate range	2.1%	1.5%
Expected life of option-years	6.5	7.5
Expected stock price volatility	69%	73%
Expected dividend yield	—%	—%
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

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2016	$0.61 - 6.83	2,857,114	5.09	$1.89	2,637,630	$1.93
Year ended December 31, 2017	$0.61 - 6.55	2,714,561	4.23	$1.88	2,590,030	$1.89

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2016	$—	$370,654
Year ended December 31, 2017	$62,549	$3,962,746
For the years ended December 31, 2017 and 2016, the weighted average grant date fair value of options granted was $1.18 and $1.15, respectively, per share. We estimate the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2017, the weighted average remaining service period is 3.2 years.

Restricted Stock and Restricted Stock Units

In 2017 and 2016, we issued 349,000 and 319,000, respectively, shares of restricted stock to certain employees. Shares issued to employees vest in three equal annual installments on the anniversary dates of their grant. In 2017 and 2016, 530,542 and 245,583 shares, respectively, of restricted stock vested.

In addition, in 2017 and 2016, we issued 129,865 and 86,956, respectively, restricted stock units to members of our Board of Directors. Restricted stock units issued to our Board of Directors vest at the earlier of the one year anniversary of their grant or the next annual stockholders' meeting. In 2017 and 2016, 86,956 and 48,542 restricted stock units, respectively, vested.

The following table summarizes our aggregate restricted stock awards and restricted stock unit activity in 2016 and 2017:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance at January 1, 2016	718,167	$1.22	$874,186
Granted	405,956	$1.15	$466,849
Vested	(294,125)	$1.20	$(352,272)
Forfeitures	—	$0.00	$—
Balance at December 31, 2016	829,998	$1.19	$988,763
Granted	478,865	$1.63	$780,252
Vested	(617,498)	$1.23	$(758,653)
Forfeitures	(201,667)	$1.35	$(272,017)
Balance at December 31, 2017	489,698	$1.51	$738,345
We recognized $0.7 million and $0.9 million in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively, and we will recognize $0.5 million over the remaining requisite service period.

Non-employee Director Deferred Compensation Plan
We maintain a non-employee director deferred compensation plan (the “Deferred Compensation Plan”) that permits our non-employee directors to defer receipt of certain of the compensation that they receive for serving on our board and board committees. During the years ended December 31, 2017 and 2016, the Deferred Compensation Plan permitted the participants to elect to defer cash fees to which they were entitled for board and committee service. For participating directors, in lieu of payment of cash fees, we credit their accounts under the Deferred Compensation Plan with a number of stock units based on the trading price of our common stock as of the date of the deferral. These stock units are vested immediately, although the participating directors do not receive the shares represented by such units until a future qualifying event. A summary of stock unit activity under the Deferred Compensation Plan for 2016 and 2017 is as follows.

	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
January 1, 2016	315,382	$1.38
Granted	101,901	$1.21
Vested	—	$1.01
Converted	(24,271)	$1.01
December 31, 2016	393,012	$1.37	$577,728
Granted	73,690	$1.54
Vested	—	$1.15
Converted	—	$0.00
December 31, 2017	466,702	$1.40	$1,134,086

In December 2017, we amended and restated our Deferred Compensation Plan to also permit participating non-employee directors to elect, beginning in 2018, to defer the receipt of some or all of the equity compensation that they receive for board and committee service.
Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2.0 million of our common stock through May 31, 2017. As of May 31, 2017, we had repurchased a total of 205,500 shares for an aggregate purchase price of $0.2 million under this stock repurchase program, after which this stock repurchase program expired.

In September 2017, our board of directors authorized a new stock repurchase program and providing for the repurchase of up to $2.0 million of our common stock through September 19, 2018. Our stock repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of December 31, 2017, we had repurchased a total of 433,179 shares for an aggregate purchase price of $0.8 million under this stock repurchase program. In addition, in December 2017 we repurchased 100,000 shares directly from a member of our Board of Directors outside of the repurchase program. We currently maintain all repurchased shares under these stock repurchase programs as treasury stock. The following chart details our share repurchases during the year ended December 31, 2017:

	Total Number of Shares Repurchased	Average Price Paid per Share
January 1 - September 30, 2017	141,000	$1.62
October 2017	193,323	$1.62
November 2017	130,120	$1.68
December 2017	159,634	$2.35

We currently maintain these repurchased shares as treasury stock.

10.    Commitments and Contingencies
Obligation under Operating Leases
We lease facilities in Virginia, Michigan, California, and Canada under operating leases that as of December 31, 2017 were scheduled to expire between March 2019 and December 2024. Certain of the leases are subject to fixed escalations and provide for possible termination prior to their expiration dates. We recognize rent expense on such leases on a straight-line basis over the lease term. The difference between the straight line method and cash paid is reflected in changes to the deferred rent balance in our consolidated balance sheets. Deferred rent primarily resulted from recognition of the value of certain leasehold improvements associated with our Blacksburg, Virginia facility at the inception of the lease. Rent expense under these leases recorded in selling, general and administrative expense on our statements of operations totaled approximately $1.1 million and $1.5 million, respectively, for the years ended December 31, 2017 and 2016.
Minimum future payments, as of December 31, 2017, under the aforementioned operating leases for each of the next five years and thereafter are:

2018	1,284,524
2019	833,094
2020	715,848
2021	544,704
2022	544,704
Thereafter	1,089,408
$5,012,282

Purchase Commitment
In 2016 we executed two non-cancelable purchase orders totaling $1.5 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in the third quarter of 2016. At December 31, 2017, approximately $0.1 million of this commitment remained under these purchase agreements. In the third quarter of 2017 we executed a non-cancelable purchase order totaling $0.5 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning the third quarter of 2017. At December 31, 2017, approximately $0.5 million of this commitment remained under this purchase order.
Royalty Agreement
We have licensed certain third-party technologies from vendors for which we owe minimum royalties aggregating $0.7 million payable over the remaining patent terms of the underlying technology.

11.    Employee Profit Sharing Plan
We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to all permanent employees of Luna Innovations Incorporated and its wholly-owned subsidiaries. We contribute 25% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.
We contributed approximately $0.3 million to the plan for each of the years ended December 31, 2017 and 2016.

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
In September 2014, we received a preliminary audit report from the Defense Contract Audit Agency ("DCAA"), with respect to our 2007 incurred cost submission and questioning $0.8 million of claimed costs that the DCAA believes are expressly unallowable under the Federal Acquisition Regulations and, therefore, subject to potential penalty. In June 2015, we received from the Defense Contract Management Agency (the "DCMA") a final determination and demand for payment of penalties, interest, and over billing in the aggregate amount of $1.1 million. In July 2015, we filed an appeal with the Armed Services Board of Contract Appeals ("ASBCA"). On November 29, 2017, ASBCA ruled that the claimed costs were unallowable for reimbursement but were not considered to be expressly unallowable under the FAR, and accordingly were not subject to the penalties assessed by the DCMA. The ruling is subject to appeal by the DCMA.
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

13.    Relationship with Major Customers
During the years ended December 31, 2017 and 2016, approximately 48% and 41%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government.
At December 31, 2017 and 2016, receivables with respect to contracts with the U.S. government represented 20% and 14% of total trade receivables, respectively.

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
Information about the results of operations for each segment is set forth in the table below. There were no significant inter-segment sales during the years ended December 31, 2017 and 2016.
During the years ended December 31, 2017 and 2016, 20% and 19%, respectively, of our total sales took place outside the United States. No single country, outside of the United States, represented more than 10% of total revenues during the years ended December 31, 2017 or 2016.

	Years ended December 31,
	2017	2016
Technology Development revenue	$18,576,383	$16,280,582
Products and Licensing revenue	27,660,891	25,587,187
Total revenue	46,237,274	41,867,769
Technology Development operating loss	(120,417)	(499,583)
Products and Licensing operating loss	9,063	(1,999,653)
Total operating loss	$(111,354)	$(2,499,236)
Depreciation, Technology Development	$359,626	$352,435
Depreciation, Products and Licensing	$747,216	$1,148,195
Amortization, Technology Development	$139,067	$195,619
Amortization, Products and Licensing	$1,280,699	$2,017,629
Products and licensing depreciation includes amounts from discontinued operations of $0.4 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively. Products and licensing amortization includes amounts from discontinued operations of $0.9 million and $1.6 million for the years ended December 31, 2017 and 2016, respectively.

Additional segment information is as follows:

	December 31,
	2017	2016
Total segment assets:
Technology Development	$32,011,084	$16,923,090
Products and Licensing	34,211,552	38,073,883
Total	$66,222,636	$54,996,973
Property plant and equipment and intangible assets, Technology Development	$2,361,663	$2,602,803
Property plant and equipment and intangible assets, Products and Licensing	$4,831,671	$4,749,101
For December 31, 2016, the products and licensing segment assets include assets held for sale in the amount of $16.3 million. Property plant and equipment, and intangible assets excludes HSOR amounts for December 31, 2017 and December 31, 2016.

15.    Quarterly Results (unaudited)
The following table sets forth our unaudited historical revenues, operating loss and net (loss)/income by quarter during 2017 and 2016.

	Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues:
Technology development	$4,235	$4,602	$4,591	$5,148	$3,607	$4,047	$4,118	$4,509
Products and licensing	5,851	6,691	7,052	8,067	5,381	5,854	7,067	7,285
Total revenues	10,086	11,293	11,643	13,215	8,988	9,901	11,185	11,794
Gross margin	3,876	4,368	4,533	5,352	3,148	3,628	4,358	4,671
Operating (loss)/income	(774)	180	446	37	(1,760)	(922)	(271)	454
Net (loss)/income from continuing operations	(865)	78	514	234	(1,711)	(919)	(388)	348
(Loss)/income from discontinued operations net of income taxes	(491)	(299)	15,243	201	250	149	(57)	(42)
Net (loss)/income	(1,356)	(221)	15,757	435	(1,461)	(770)	(445)	306
Net (loss)/income attributable to common stockholders	$(1,390)	$(251)	$15,723	$386	$(1,481)	$(796)	$(474)	$276
Net (loss)/income per share from continuing operations:
Basic	$(0.03)	$—	$0.02	$0.01	$(0.06)	$(0.03)	$(0.01)	$0.01
Diluted	$(0.03)	$—	$0.02	$0.01	$(0.06)	$(0.03)	$(0.01)	$0.01
Net (loss)/income per share from discontinued operations:
Basic	$(0.02)	$(0.01)	$0.55	$0.01	$0.01	$0.01	$—	$—
Diluted	$(0.02)	$(0.01)	$0.47	$0.01	$0.01	$0.01	$—	$—
Net (loss)/income attributable to common stockholders:
Basic	$(0.05)	$(0.01)	$0.57	$0.01	$(0.05)	$(0.03)	$(0.02)	$0.01
Diluted	$(0.05)	$(0.01)	$0.48	$0.01	$(0.05)	$(0.03)	$(0.02)	$0.01
Weighted average shares:
Basic	27,541,356	27,600,147	27,692,539	27,485,278	27,477,181	27,557,960	27,605,028	27,543,882
Diluted	27,541,356	32,579,379	32,714,389	31,790,418	27,477,181	27,557,960	27,605,028	32,568,289

16.    Discontinued Operations
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). The purchase price is subject to adjustment in the future based upon a determination of final working capital, as defined in the asset purchase agreement. The HSOR business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015. As part of the Transaction, the buyer also hired approximately 49 of our employees who were engaged in the development, manufacture, and sale of HSOR products in addition to certain corporate administrative functions. The buyer provided certain transition services to us with respect to infrastructure and administration for which we paid $0.3 million per month for a period of five months, for a total of $1.5 million. We recorded this obligation as a reduction of the value of the purchase price. In assessing the fair value of the services expected to be received by us in relation to those we expected to deliver to the buyer, we concluded that the transition service payments were more closely aligned with the fair value of the assets sold than the services received and, thus, should be accounted for as part of the consideration reconciliation rather than operating activities. Our HSOR business accounted for 16.1% of revenues and 18.5% of our costs of revenues for the twelve months ended December 31, 2017.

We have reported the results of operations of our HSOR business as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax (benefit)/expense to discontinued operations based on the ratio of the discontinued business's loss/(income) before allocations.
The following table presents a summary of the transactions related to the sale.

December 31, 2017
Sale price	$33,500,000
Less: transition services payments	(1,500,000)
Adjusted purchase price	32,000,000

Assets held for sale	(16,851,540)
Liabilities held for sale	2,330,052
Transaction costs	(895,186)
Income tax expense	(912,298)
Gain on sale of discontinued operations	$15,671,028

Assets and liabilities held for sale as of December 31, 2016 were as follows:

December 31, 2016

Assets
Current assets:
Accounts receivable, net	$4,028,713
Inventory	1,521,400
Prepaid expenses and other current assets	251,516
Total current assets	5,801,629
Property and equipment, net	3,298,151
Intangible assets, net	5,314,046
Goodwill	1,846,331
Other assets	50,754
Total non-current assets	10,509,282
Total assets held for sale	$16,310,911
Liabilities
Current liabilities:
Accounts payable	$1,511,450
Accrued liabilities	753,556
Deferred revenue	111,697
Total current liabilities	2,376,703
Long-term deferred rent	84,555
Total non-current liabilities	84,555
Total liabilities held for sale	$2,461,258

The key components of income from discontinued operations were as follows:

	Twelve Months Ended December 31,
	2017	2016
Net revenues	$6,356,237	$17,343,227
Cost of revenues	4,599,042	11,413,166
Operating expenses	2,750,951	5,368,160
Other expenses	—	50,528
(Loss)/income before income taxes	(993,756)	511,373
Allocated tax expense	23,762	210,933
Operating (loss)/income from discontinued operations	(1,017,518)	300,440
Gain on sale, net of related income taxes	15,671,028	—
Net income from discontinued operations	$14,653,510	$300,440

For the years ended December 31, 2017 and 2016, depreciation and amortization from discontinued operations were $1.3 million and $2.3 million, respectively. For the years ended December 31, 2017 and 2016, the acquisition of property plant and equipment for discontinued operations was $0.1 million and $1.4 million, respectively. For the years ended December 31, 2017 and 2016, intangible property costs associated with discontinued operations were $0.1 million in each period. Proceeds from the sale of the HSOR business which are included in cash flows from investing activities for 2017 were $28.0 million. The gain on sale of discontinued operations included in non-cash adjustments to cash flows from operating activities for 2017 was $15.7 million.

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15(e) and Rule 15d-15(e) that occurred in the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework established in the 2013 Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

ITEM 9B.    OTHER INFORMATION.
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K will be included in the proxy statement related to our 2018 Annual Meeting of Stockholders, (the "2018 Proxy Statement"), anticipated to be filed with the SEC within 120 days after December 31, 2017, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2018 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than the information below relating to securities authorized for issuance under our equity compensation plans, the information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2018 Proxy Statement.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,813,089	$1.73	3,593,712
Total	2,813,089	$1.73	3,593,712
Our 2016 Equity Incentive Plan allows for forfeited awards to be added back to our pool of available awards, including awards forfeited from the 2006 Plan after the expiration date of our 2006 Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2018 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2018 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	Schedules.
Schedule II
Luna Innovations Incorporated
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of Period	Additions	Deductions	Balance at end of period
Year Ended December 31, 2016
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$20,759,102	$550,444	$—	$21,309,546
Allowances for doubtful accounts	129,411	305,593	(187,765)	247,239
	$20,888,513	$856,037	$(187,765)	$21,556,785
Year Ended December 31, 2017
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$21,309,546		$(16,288,802)	$5,020,744
Allowances for doubtful accounts	247,239	99,888	(60,410)	286,717
	$21,556,785	$99,888	$(16,349,212)	$5,307,461
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Document
2.6(2)	Agreement and Plan of Merger and Reorganization dated as of January 30, 2015, by and among Luna Innovations Incorporated, API Merger Sub, Inc. and Advanced Photonix, Inc. (Exhibit 2.1)
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
3.2(4)	Certificate of Designations of the Series A Convertible Preferred Stock (Exhibit 3.1)
3.3(5)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
3.4(6)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
3.4(2)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
4.1(7)	Specimen Common Stock certificate of the Registrant (Exhibit 4.1)
4.2(8)	2006 Equity Incentive Plan (Exhibit 10.9)
4.3(5)	Form of Stock Option Agreement under 2006 Equity Incentive Plan (Exhibit 4.7)
4.4(30)	2016 Equity Incentive Plan (Exhibit 4.7)
4.5(30)	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan (Exhibit 4.8)
4.6(30)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (Exhibit 4.9)
4.7(31)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2016 Equity Incentive Plan (Exhibit 10.1)
10.1(9)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10.2(7)**
License Agreement No. DN-982, dated June 10, 2002, by and between the National Aeronautics and Space Administration (NASA) and Luna Innovations Incorporated; Modification No. 1 to License Agreement No. DN-982, dated January 23, 2006, by and between NASA and Luna Innovations Incorporated (Exhibit 10.22)

10.3(7)**	License Agreement No. DN-951, dated December 20, 2000, by and between NASA and Luna Technologies, Inc. (Exhibit 10.23)
10.4(7)**	Amended and Restated License Agreement, dated March 19, 2004, by and between Virginia Tech Intellectual Properties, Inc. and Luna Innovations Incorporated (Exhibit 10.26)
10.5(10)	Asset Transfer and License Agreement by and between Luna Innovations Incorporated and Coherent, Inc. (Exhibit 10.21)
10.6(11)**	Development and Supply Agreement, dated December 12, 2006, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. dated June 11, 2007 (Exhibit 10.1)
10.8(12)	Amendment to Commercial Lease, by and between Luna Innovations Incorporated and Canvasback Real Estate & Investments LLC dated March 18, 2008 (Exhibit 10.5)
10.9(4)	Securities Purchase and Exchange Agreement, dated January 12, 2010, by and between Luna Innovations Incorporated and Carilion Clinic (Exhibit 10.1)
10.10(4)	Warrant No. 1 to Purchase Common Stock, dated January 13, 2010, issued to Carilion Clinic (Exhibit 10.2)
10.11(4)	Warrant No. 2 to Purchase Common Stock, dated January 13, 2010, issued to Carilion Clinic (Exhibit 10.3)
10.12(4)
Amended and Restated Investor Rights Agreement, dated January 13, 2010, by and among Luna Innovations Incorporated, Carilion Clinic, and certain stockholders of Luna Innovations Incorporated (Exhibit 10.4)

10.13	Non-Employee Directors’ Deferred Compensation Plan
10.14(13)**	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.6)
10.15(13)**	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Intuitive Surgical, Inc. (Exhibit 10.8)
10.16(13)
Industrial Lease Agreement, dated as of March 21, 2006, by and between Luna Innovations Incorporated and the Economic Development Authority of Montgomery County, Virginia, as amended by a First Amendment effective as of May 11, 2006, a Second Amendment effective as of July 15, 2009 and a Third Amendment effective as of March 23, 2010 (Exhibit 10.14)

10.17(13)	Loan and Security Agreement, dated February 18, 2010, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.5)
10.18(14)	Third Amendment to Commercial Lease dated June 21, 2010, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations, Incorporated (Exhibit 10.5)

10.19(15)	First Loan Modification Agreement, dated as of March 7, 2011, by and between Luna Innovations Incorporated and Silicon Valley Bank (Exhibit 10.1)
10.20(16)	Fourth Amendment to Industrial Lease Agreement, dated as of March 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (Exhibit 10.3)
10.21(17)	Second Loan Modification Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.22(18)	Fifth Amendment to Industrial Lease Agreement, dated as of November 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (Exhibit 10.39)
10.23(18)	Employment Agreement dated March 28, 2012, by and between My E. Chung and Luna Innovations Incorporated (Exhibit 10.40)
10.24(18)	Employment Agreement dated March 28, 2012, by and between Dale E. Messick and Luna Innovations Incorporated (Exhibit 10.41)
10.25	Employment Agreement dated December 5, 2017, by and between Scott A. Graeff and Luna Innovations Incorporated
10.26(19)	Fourth Amendment to Commercial Lease, dated as of April 15, 2012, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations Incorporated (Exhibit 10.3)
10.27(20)	Third Loan Modification Agreement, dated as of May 17, 2012, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.28(21)	Fourth Loan Modification Agreement, dated March 21, 2013, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.29(1)**
Cross-License Agreement by and among Luna Innovations Incorporated and Luna Technologies, Inc. and Intuitive Surgical Operations, Inc. and Intuitive Surgical International, Ltd., dated as of January 17, 2014 (Exhibit 10.2)

10.30(1)**	Consent, Release and Fifth Loan Modification Agreement between Luna Innovations incorporated and Silicon Valley Bank dated as of January 21, 2014 (Exhibit 10.3)
10.31(22)	Sixth Amendment to Industrial lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014 (Exhibit 10.47)
10.32(22)	Industrial Lease Agreement by and between The Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014 (Exhibit 10.48)
10.33(22)	Lease Agreement by and between SBA Tenant, LLC and Luna Innovations Incorporated dated November 2014 (Exhibit 10.49)
10.34(23)
Joinder, Consent, and Sixth Loan Modification Agreement between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank, dated as of May 8, 2015 (Exhibit 10.1)

10.35(24)
Joinder, Consent, and Seventh Loan Modification Agreement between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank, dated as of September 29, 2015 (Exhibit 10.1)

10.36(25)	First Amendment to Industrial Lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovation Incorporated, dated January 20, 2015 (Exhibit 10.3)
10.37(26)	Amended and Restated Non-Employee Director Compensation Policy, dated June 30, 2015 (Exhibit 10.1)
10.38(27)	Fifth Amendment to Commercial Lease by and between Canvasback Real Estate and Investments, LLC and the Registrant, dated as of August 5, 2015 (Exhibit 10.2)
10.39(28)	Eighth Loan Modification Agreement, dated December 15, 2016, by and between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank (Exhibit 10.54)
21.1	List of Subsidiaries (Exhibit 21.1)
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
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

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, (iii) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2017 and 2016 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (v) Notes to Audited Consolidated Financial Statements.

(1)
Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-A, Commision File No. 000-52008, filed on May 13, 2014. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

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

(8)
Incorporated by reference to the exhibit to Amendment No. 3 of the Registrant's Registration Statement on Form S-1, Commission File No. 333-131764, filed on April 28, 2006. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

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

(22)
Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-K, Commission File No. 000-52008, filed on March 16, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

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

(26)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 10-Q, Commission File No. 000-52008, filed on August 14, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(27)
Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on November 13, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(28)
Incorporated by reference to the exhibit to the Registrant's Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 20, 2017. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(29)
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
March 21, 2018
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

Signature	Title	Date

/s/ Scott A. Graeff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2018
Scott A. Graeff
/s/ Dale E. Messick	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2018
Dale E. Messick
/s/ Michael W. Wise	Director	March 21, 2018
Michael W. Wise
/s/ Donald Pastor	Director	March 21, 2018
Donald Pastor
/s/ John B. Williamson III	Director	March 21, 2018
John B. Williamson III
/s/ N. Leigh Anderson	Director	March 21, 2018
N. Leigh Anderson
/s/ Warren B. Phelps, III	Director	March 21, 2018
Warren B. Phelps, III
/s/ Gary Spiegel	Director	March 21, 2018
Gary Spiegel
/s/ Richard W. Roedel	Chairman of the Board of Directors	March 21, 2018
Richard W. Roedel