Form 10-Q
period 2018-03-31
LUNA INNOVATIONS INC
filed 2018-05-10
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2018, there were 27,323,424 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Luna Innovations Incorporated
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,442,674	$36,981,533
Accounts receivable, net	8,098,703	7,869,168
Receivable from sale of HSOR business	4,001,496	4,000,976
Contract assets	2,408,930	1,778,142
Inventory	6,534,899	6,951,110
Prepaid expenses and other current assets	1,086,837	1,220,650
Total current assets	55,573,539	58,801,579
Long-term contract assets	263,722	209,699
Property and equipment, net	3,425,544	3,453,741
Intangible assets, net	3,204,843	3,237,593
Goodwill	502,000	502,000
Other assets	18,024	18,024
Total assets	$62,987,672	$66,222,636
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,750,000	$1,833,333
Current portion of capital lease obligations	38,145	43,665
Accounts payable	2,357,649	2,962,863
Accrued liabilities	5,742,777	6,557,649
Contract liabilities	1,804,125	3,428,625
Total current liabilities	11,692,696	14,826,135
Long-term deferred rent	1,148,370	1,184,438
Long-term debt obligations	232,084	603,007
Long-term capital lease obligations	63,184	71,275
Total liabilities	13,136,334	16,684,855
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 28,365,549 and 28,354,822 shares issued, 27,162,195 and 27,283,918 shares outstanding at March 31, 2018 and December 31, 2017	29,217	29,186
Treasury stock at cost, 1,203,354 and 1,070,904 shares at March 31, 2018 and December 31, 2017	(1,955,787)	(1,649,746)
Additional paid-in capital	83,744,496	83,563,208
Accumulated deficit	(31,967,910)	(32,406,189)
Total stockholders’ equity	49,851,338	49,537,781
Total liabilities and stockholders’ equity	$62,987,672	$66,222,636
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Revenues:
Technology development	$4,636,776	$4,236,102
Products and licensing	7,556,396	5,850,795
Total revenues	12,193,172	10,086,897
Cost of revenues:
Technology development	3,353,501	3,109,467
Products and licensing	3,813,553	3,101,045
Total cost of revenues	7,167,054	6,210,512
Gross profit	5,026,118	3,876,385
Operating expense:
Selling, general and administrative	3,809,617	3,722,170
Research, development and engineering	1,101,488	928,772
Total operating expense	4,911,105	4,650,942
Operating income/(loss)	115,013	(774,557)
Other income/(expense):
Investment income	75,912	—
Other (expense)/income	(115)	351
Interest expense	(40,738)	(64,374)
Total other income/(expense)	35,059	(64,023)
Income/(loss) from continuing operations before income taxes	150,072	(838,580)
Income tax expense	1,396	26,690
Net income/(loss) from continuing operations	148,676	(865,270)
Loss from discontinued operations, net of income tax of $0	—	(490,717)
Net loss from discontinued operations	—	(490,717)
Net income/(loss)	148,676	(1,355,987)
Preferred stock dividend	64,425	34,096
Net income/(loss) attributable to common stockholders	$84,251	$(1,390,083)
Net income/(loss) per share from continuing operations:
Basic	$0.01	$(0.03)
Diluted	$—	$(0.03)
Net loss per share from discontinued operations:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)
Net income/(loss) per share attributable to common stockholders:
Basic	$—	$(0.05)
Diluted	$—	$(0.05)
Weighted average common shares and common equivalent shares outstanding:
Basic	27,204,989	27,541,356
Diluted	31,198,833	27,541,356
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Cash flows provided by/(used in) operating activities
Net income/(loss)	$148,676	$(1,355,987)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities
Depreciation and amortization	307,852	956,687
Share-based compensation	94,606	170,084
Bad debt expense	—	29,671
Change in assets and liabilities
Accounts receivable	(229,535)	1,824,454
Contract assets	221,386	187,448
Inventory	(110,095)	(352,435)
Other current assets	133,293	55,092
Accounts payable and accrued expenses	(1,456,154)	(1,464,847)
Contract liabilities	(1,650,363)	13,880
Net cash (used in)/provided by operating activities	(2,540,334)	64,047
Cash flows used in investing activities
Acquisition of property and equipment	(129,720)	(157,308)
Intangible property costs	(113,108)	(133,054)
Net cash used in investing activities	(242,828)	(290,362)
Cash flows used in financing activities
Payments on capital lease obligations	(13,611)	(12,697)
Payments of debt obligations	(458,333)	(458,333)
Repurchase of common stock	(306,041)	—
Proceeds from the exercise of options	22,288	820
Net cash used in financing activities	(755,697)	(470,210)
Net decrease in cash and cash equivalents	(3,538,859)	(696,525)
Cash and cash equivalents—beginning of period	36,981,533	12,802,458
Cash and cash equivalents—end of period	$33,442,674	$12,105,933
Supplemental disclosure of cash flow information
Cash paid for interest	$39,071	$61,322
Cash paid for income taxes	$1,396	$—
Non-cash investing and financing activities
Dividend on preferred stock, 19,823 shares of common stock issuable for the three months ended March 31, 2018 and 2017	$64,425	$34,096
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 was derived from our audited consolidated financial statements.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2018.
Reclassifications
Certain prior period amounts have been reclassified to conform to current presentation. As a result of the adoption of Accounting Standards Codification ("ASC") 2014-09, Revenue from Contracts with Customers (Topic 606), we presented balances entitled contract assets and contract liabilities within the consolidated balance sheet as well as the impact of the changes in these balances within the consolidated statement of cash flows. We reclassified comparable balances within the December 31, 2017 consolidated balance sheet as well as the impact of changes in those balances within the consolidated statement of cash flows in order to enhance comparability. These reclassifications had no effect on our reported financial condition, results of operations, or cash flows. Any other reclassifications were immaterial to the consolidated interim financial statements taken as a whole.
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
Net Income/(Loss) Per Share
Basic per share data is computed by dividing our net income/(loss) by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income/(loss), if applicable, by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential shares of common stock had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.
The effect of 4.0 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are included for the diluted per share data for the three months ended March 31, 2018. The effect of 4.1 million common stock equivalents are not included for the three months ended March 31, 2017, as they are anti-dilutive to earnings per share due to our net loss.
Recently Issued Accounting Pronouncements

Effective January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under the modified retrospective approach, we apply the standards to new contracts and those that were not completed as of January 1, 2018. For those contracts not completed as of January 1, 2018, this method resulted in a cumulative adjustment to decrease the accumulated deficit in the amount of $0.4 million. Prior periods will not be retrospectively adjusted, but we will maintain dual reporting for the year of initial application in order to disclose the effect on revenue of adopting the new guidance. The cumulative effect of the changes made to our January 1, 2018 unaudited consolidated balance sheet for the adoption of Topic 606 was as follows:

	Balance at	Adjustment for	Adjusted balance at
	December 31, 2017	Topic 606	January 1, 2018
Assets:
Contract assets	$1,778,142	$906,197	$2,684,339
Inventory	$6,951,110	$(526,306)	$6,424,804

Liabilities:
Contract liabilities	$3,428,625	$25,863	$3,454,488

Stockholders' equity:
Accumulated deficit	$(32,406,189)	$354,028	$(32,052,161)

Contract assets were formerly reported as unbilled accounts receivable. Contract liabilities were formerly reported as accrued liabilities or deferred revenue. Inventory was also impacted by the adoption of the new guidance. The titles have been changed in the table below to be consistent with accounts currently used under the new standard.

	December 31, 2017
	As Reported	As Adopted
Accounts receivables, net	$9,857,009	$7,869,168
Contract assets	—	1,778,142
Long-term contract assets	—	209,699
Accrued liabilities	8,959,935	6,557,649
Contract liabilities	—	3,428,625
Deferred revenue	1,026,339	—

Under the new standard, contracts in our Technology Development segment, which primarily provide research services, are not materially impacted upon the adoption of Topic 606 as revenue will continue to be recognized over time using an input model.  Contracts in our Products and Licensing segment generally provide for the following revenue sources: standard product sales, custom product development and sales, product rental, extended warranties, training/service, and certain royalties.  Revenues for this segment are recognized using either the “point in time” or “over time” methods of Topic 606, depending upon the revenue source.  The major change in revenue recognition for the Products and Licensing segment related to custom optoelectronic products which changed from “point in time” to “over time” upon the adoption of Topic 606. Our revenue recognized specific to custom products approximates $10 million annually.   This change results in the acceleration of revenue when compared to existing standards with the cumulative adjustment relating to contracts that are not complete as of December 31, 2017 recognized as an adjustment to opening accumulated deficit on January 1, 2018.   Our revenue for our standard products will continue to be recognized using the "point in time" criteria of Topic 606, and the timing of such revenue recognition is not expected to differ materially from our historical revenue recognition. Other immaterial adjustments related to the Products and Licensing segment that are sometimes offered to customers include discounts on future purchases related to rental agreements, customer rights of return, and volume discounts.

Technology Development Revenues

We perform research and development for U.S. Federal government agencies, educational institutions and commercial organizations. We account for a research contract when a contract has been executed, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of the contract price is considered probable. Revenue is earned under cost reimbursable, time and materials and fixed price contracts. Direct contract costs are expensed as incurred.

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

Under the typical payment terms of our U.S. government contracts, the customer pays us either performance-based payments ("PBPs") or progress payments. PBPs, which are typically used in the firm fixed price contracts, are interim payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments, which are typically used in our cost type contracts, are interim payments based on costs incurred as the work progresses. For our U.S. government cost-type contracts, the customer generally pays us during the performance period for 80%-90% of our actual costs incurred. Because the customer retains a small portion of the contract price until completion of the contract and audit of allowable costs, cost type contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments and PBPs paid in advance which are in excess of the revenue recognized and present these amounts as contract liabilities on the balance sheet.

To determine the proper revenue recognition method for research and development contracts, we evaluate whether two or more contracts should be combined and accounted for as one single modified contract and whether the combined or single contract should be accounted for as more than one performance obligation. For instances where a contract has options that were bid with the initial contract and awarded at a later date, we combine the options with the original contract when options are awarded. For most of our contracts, the customer contracts for research with multiple milestones that are interdependent. Consequently, the entire contract is accounted for as one performance obligation. The effect of the combined or modified contract on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

Contract revenue recognition is measured over time as we perform because of continuous transfer of control to the customer. For U.S. government contracts which are typically subject to the Federal Acquisition Regulation ("FAR"), this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for cost incurred plus a reasonable profit and take control of any work in process. From time to time, as part of normal management processes, facts may change, causing revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. We generally use the input method, more specifically the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The underlying bases for estimating our contract research revenues are measurable expenses, such as labor, subcontractor costs and materials, and data that are updated on a regular basis for purposes of preparing our cost estimates. Our research contracts generally have a period of performance of six months to three years, and our estimates of contract costs have historically been consistent with actual results. Revisions in these estimates between accounting periods to reflect changing facts and circumstances have not had a material impact on our operating results, and we do not expect future changes in these estimates to be material. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

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

Products and Licensing Revenues

We produce standard and customized products for commercial organizations, educational institutions, and U.S. Federal government agencies. In addition we will also offer extended warranties, product rentals, and services which include testing, training, or repairs for specific products. Customers also pay royalties as agreed based on sales or usage. We account for product and related items when a contract has been executed, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of the contract price is considered probable.

To determine the proper revenue recognition method for Products and Licensing contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. We recognize revenue when the performance obligation has been satisfied by transferring the control of the product or service to the customer. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single performance obligation and recognize revenue accordingly. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on their relative stand-alone selling prices. In such circumstances, we use the observable price of goods or services which are sold separately in similar circumstances to similar customers. If these prices are not observable, then we will estimate the stand-alone selling price using information that is reasonably available. For the majority of our standard products and services, price list and discount structures related to customer type are available. For products and services that do not have price list and discount structures, we may use one or more of the following: (i) adjusted market assessment approach, (ii) expected cost plus a margin approach, and (iii) residual approach. The adjusted market approach requires us to evaluate the market in which we sell goods or services and estimate the price that a customer in that market would be willing to pay for those goods or services. The expected cost plus margin approach requires us to forecast our expected costs of satisfying the performance obligation and then add a reasonable margin for that good or service. The residual approach decreases the total transaction price by the sum of the observable standalone selling prices if either the company sells the same good or services to different customers for a broad range of amounts or the company has not established a price for the good or service and that good or service has not been sold on a standalone basis. Shipping and handling activities primarily occur after a customer obtains control and are considered fulfillment cost rather than separate performance obligations. Similarly, sales and similar taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer are excluded from the measurement of the transaction price.

For standard products, we recognize revenue at a point in time when control passes to the customer. Absent substantial product acceptance clauses, this is based on the shipping terms. For custom products that require engineering and development based on customer requirements, we will recognize revenue over time using the output method for any items shipped and any finished goods or work in process that is produced for balances of open sales orders. For any finished goods or work in process that has been produced for the balance of open sales orders we recognize revenue by applying the average selling price for such open order to the lesser of the on hand balance in finished goods or open sales order quantity which we present as a contract asset on the balance sheet. Cost of sales is recognized based on the standard cost of the finished goods and work in process associated with this revenue and inventory balances are reduced accordingly. For extended warranties and product rentals, revenue is recognized over time using the output method based on the time elapsed for the warranty or service period. In the case of warranties, we record a contract liability for amounts billed but that are not recognized until subsequent period. A separate contract liability is recorded for the cost associated with warranty repairs based on our estimate of future expense. For testing services where we are performing testing on an asset the customer controls, revenue is recognized over time by the output method using the performance to date. For training where the customer is receiving the benefit of training as it is occurring and for repairs to a customer controlled asset, revenue is recognized over time by the output method using the performance to date. For royalty revenue, we apply the practical expedient “royalty exception” recognizing revenue based on the royalty agreement which specifies an amount based on sales or minimum amount, whichever is greater.

In some product rental contracts, a customer may be offered a discount on the purchase of an item that would provide for a material right. When a material right has been provided to a customer, a separate performance obligation is established and a portion of the rental revenue will be deferred until the future product is purchased or the option expires. This deferred revenue is recognized as a contract liability on the balance sheet. In certain circumstances we may offer a "right of return" to a distributor of our products, in which case a contract liability is calculated based on the terms of the agreement and recorded as a reduction to revenue. In addition, a contract asset for the rights to recover products from customers and a reduction of cost of sales is also calculated and recorded.

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations, representing firm orders for which funding has not yet been appropriated. The approximate value of our Technology Development segment unfulfilled performance obligations was $21.2 million at March 31, 2018. We expect to satisfy 64% of the performance obligations in 2018, 30% in 2019 and the remaining by 2022. The approximate value of our Products and Licensing segment unfulfilled performance obligations was $4.8 million at March 31, 2018. We expect to satisfy 89% of the performance obligations in 2018 and the remaining by 2023.

We disaggregate our revenue from contracts with customers by geographic locations, customer-type, contract type, timing of recognition, and major categories for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables elow.

	Three Months Ended March 31, 2018
	(unaudited)
	Technology Development	Products and Licensing	Total
Total Revenue by Geographic Location
United States	$4,636,776	$4,844,835	$9,481,611
Asia	—	1,426,348	1,426,348
Europe	—	1,186,010	1,186,010
Canada, Central and South America	—	97,203	97,203
All Others	—	2,000	2,000
Total	$4,636,776	$7,556,396	$12,193,172

Total Revenue by Major Customer Type
Sales to the U.S. government	$4,605,154	$390,069	$4,995,223
U.S. direct commercial sales and other	31,622	4,465,349	4,496,971
Foreign commercial sales & other	—	2,700,978	2,700,978
Total	$4,636,776	$7,556,396	$12,193,172

Total Revenue by Contract Type
Fixed-price contracts	$2,231,654	$7,556,396	$9,788,050
Cost-type contracts	2,405,122	—	2,405,122
Total	$4,636,776	$7,556,396	$12,193,172

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$—	$5,874,326	$5,874,326
Goods/services transferred over time	4,636,776	1,682,070	6,318,846
Total	$4,636,776	$7,556,396	$12,193,172

Total Revenue by Major Products/Services
Technology development	$4,636,776	$—	$4,636,776
Optical test and measurement systems	—	3,688,010	3,688,010
Optical components and sub-assemblies	—	3,424,641	3,424,641
Other	—	443,745	443,745
Total	$4,636,776	$7,556,396	$12,193,172

The following tables summarize the impacts of adopting Topic 606 on our consolidated financial statements for the three months ended March 31, 2018.

Consolidated Balance Sheet as of March 31, 2018

	Impact of changes in accounting policies
	As Reported	Adjustments	Balances without adoption of Topic 606
	(unaudited)	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,442,674	$—	$33,442,674
Accounts receivable, net	8,098,703	—	8,098,703
Receivable from sale of HSOR business	4,001,496	—	4,001,496
Contract assets	2,408,930	(1,029,556)	1,379,374
Inventory	6,534,899	674,895	7,209,794
Prepaid expenses and other current assets	1,086,837	—	1,086,837
Total current assets	55,573,539	(354,661)	55,218,878
Long-term contract assets	263,722	—	263,722
Property and equipment, net	3,425,544	—	3,425,544
Intangible assets, net	3,204,843	—	3,204,843
Goodwill	502,000	—	502,000
Other assets	18,024	—	18,024
Total assets	$62,987,672	$(354,661)	$62,633,011
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,750,000	$—	$1,750,000
Current portion of capital lease obligations	38,145	—	38,145
Accounts payable	2,357,649	—	2,357,649
Accrued liabilities	5,742,777	—	5,742,777
Contract liabilities	1,804,125	(24,201)	1,779,924
Total current liabilities	11,692,696	(24,201)	11,668,495
Long-term deferred rent	1,148,370	—	1,148,370
Long-term debt obligations	232,084	—	232,084
Long-term capital lease obligations	63,184	—	63,184
Total liabilities	13,136,334	(24,201)	13,112,133
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	1,322	—	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 28,365,549 and 28,354,822 shares issued, 27,162,195 and 27,283,918 shares outstanding at March 31, 2018 and December 31, 2017	29,217	—	29,217
Treasury stock at cost, 1,203,354 and 1,070,904 shares at March 31, 2018 and December 31, 2017	(1,955,787)	—	(1,955,787)
Additional paid-in capital	83,744,496	—	83,744,496
Accumulated deficit	(31,967,910)	(330,460)	(32,298,370)
Total stockholders’ equity	49,851,338	(330,460)	49,520,878
Total liabilities and stockholders’ equity	$62,987,672	$(354,661)	$62,633,011

Consolidated Statement of Operations

	Impact of changes in accounting policies
	Three Months Ended March 31, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Technology development	$4,636,776	$—	$4,636,776
Products and licensing	7,556,396	(125,777)	7,430,619
Total revenues	12,193,172	(125,777)	12,067,395
Cost of revenues:
Technology development	3,353,501	—	3,353,501
Products and licensing	3,813,553	(149,345)	3,664,208
Total cost of revenues	7,167,054	(149,345)	7,017,709
Gross profit	5,026,118	23,568	5,049,686
Operating expense:
Selling, general and administrative	3,809,617	—	3,809,617
Research, development and engineering	1,101,488	—	1,101,488
Total operating expense	4,911,105	—	4,911,105
Operating income	115,013	23,568	138,581
Other income/(expense):
Investment income	75,912	—	75,912
Other expense	(115)	—	(115)
Interest expense	(40,738)	—	(40,738)
Total other income	35,059	—	35,059
Income from continuing operations before income taxes	150,072	23,568	173,640
Income tax expense	1,396	—	1,396
Net income from continuing operations	148,676	23,568	172,244
Net income	148,676	23,568	172,244
Preferred stock dividend	64,425	—	64,425
Net income attributable to common stockholders	$84,251	$23,568	$107,819

Effective January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how cash receipts and cash payments are presented in the statement of cash flows. The adoption of ASU No. 2016-15 did not have a significant impact on our consolidated financial statements.
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

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220) (ASU 2018-02). Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in AOCI that do not reflect the current tax rate of the entity (“stranded tax effects”). The new guidance allows the Company the option to reclassify these stranded tax effects to accumulated deficit that relate to the change in the federal tax rate resulting from the passage of the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. We do not expect the adoption of this standard will have a significant impact on our consolidated financial statements.

2.    Discontinued Operations
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). The HSOR business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015. The HSOR business accounted for 23.1% of revenues and 26.4% of our cost of revenues for the three months ended March 31, 2017.
    We have reported the results of operations of our HSOR business as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued business's loss before allocations.
The key components of net loss from discontinued operations were as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net revenues	$—	$3,031,487
Cost of revenues	—	2,232,617
Operating expenses	—	1,289,587
Other expenses	—	—
Loss before income taxes	—	(490,717)
Allocated tax expense	—	—
Net loss from discontinued operations	$—	$(490,717)

For the three months ended March 31, 2017, cash flows used in operating activities for discontinued operations were $0.8 million. For the three months ended March 31, 2017, cash flows used in investing activities for discontinued operations were $0.1 million.

3.	Contract Balances

Our contract assets consist of unbilled amounts for technology development contracts as well as custom product contracts. Also included in contract assets are royalty revenue and carrying amounts of right of returned inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, right of return refund, and customer deposits.

The following table shows the significant changes in contract balances for the three month period ended March 31, 2018:

	Contract Assets	Contract Liabilities
Opening Balance as of January 1, 2018	$2,894,038	$3,454,488
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	—	(646,180)
Transferred to payables from contract liabilities recognized at the beginning of the period	—	(1,961,750)
Increases due to cash received or adjustment of estimates, excluding amounts recognized as revenue during the period	—	957,567
Transferred to receivables from contract assets recognized at the beginning of the period	(1,886,534)	—
Increases as a result of cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	1,665,148	—
Balance as of March 31, 2018	$2,672,652	$1,804,125

4.	Inventory
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
Components of inventory were as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Finished goods	$1,734,625	$2,143,953
Work-in-process	390,271	578,195
Raw materials	4,410,003	4,228,962
Total inventory	$6,534,899	$6,951,110

5.    Accrued Liabilities

Accrued liabilities at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued compensation	$4,795,181	$5,274,005
Income tax payable	403,548	403,548
Accrued professional fees	119,667	117,445
Deferred rent	146,267	144,741
Royalties	75,876	290,235
Accrued liabilities - other	202,238	327,675
Total accrued liabilities	$5,742,777	$6,557,649

6.	Debt
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
The Credit Facility requires us to maintain a minimum cash balance of $4.0 million and to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal of the Term Loans. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of March 31, 2018, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2018, there were no events of default on the Credit Facility.
The aggregate balance under the Term Loans at March 31, 2018 and December 31, 2017, was $2.0 million and $2.5 million, respectively. One term loan, with a balance of $0.2 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively, matures on December 1, 2018. The other term loan, with a balance of $1.8 million and $2.1 million as of March 31, 2018 and December 31, 2017, respectively, matures on May 1, 2019. The effective rate of our Term Loan at March 31, 2018 was 6.5%.
The following table presents a summary of debt outstanding as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(unaudited)
Silicon Valley Bank Term Loan	$2,000,000	$2,458,333
Less: unamortized debt issuance costs	17,916	21,993
Less: current portion	1,750,000	1,833,333
Total long-term debt	$232,084	$603,007

The schedule of remaining principal payments under our Term Loans as of March 31, 2018 was as follows:

2018 (remaining nine months)	1,375,000
2019	625,000
$2,000,000

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

Stock Options
A summary of the stock option activity for the three months ended March 31, 2018 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2018	2,714,561	$0.61 - $6.55	$1.88	$2,098,195	2,590,030	$1.89	$2,013,034
Granted	73,212	$2.32 - $2.67	$2.46
Exercised	(10,727)	$0.65 - $2.46	$2.08
Canceled	(499,571)	$1.21 - $6.55	$1.95
Balance, March 31, 2018	2,277,475	$0.61 - $6.23	$1.89	$3,456,823	2,150,461	$1.88	$3,302,656

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the Nasdaq Capital Market, as applicable, on the respective dates.

At March 31, 2018, the outstanding stock options to purchase an aggregate of 2.3 million shares had a weighted-average remaining contractual term of 4.1 years, and the exercisable stock options to purchase an aggregate of 2.2 million shares had a weighted-average remaining contractual term of 3.8 years. The fair value of shares underlying vested options was $7.0 million at March 31, 2018. The fair value of shares underlying options exercised during the three months ended March 31, 2018 was $32,710.
Restricted Stock and Stock Units

The following table summarizes the value of our unvested restricted stock awards:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance, January 1, 2018	489,698	$1.51	$738,345
Granted	—	$—	—
Vested	—	$—	—
Repurchased	—	$—	—
Forfeitures	—	$—	—
Balance, March 31, 2018	489,698	$1.51	$738,345
For the three months ended March 31, 2018 and 2017 we recognized $0.1 million and $0.2 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated financial statements. We expect to recognize $0.2 million in share-based compensation expense over the weighted-average remaining service period of 3.7 years for stock options outstanding as of March 31, 2018.
Non-employee Director Deferred Compensation Plan
We maintain a non-employee director deferred compensation plan (the “Deferred Compensation Plan”) that permits our non-employee directors to defer receipt of certain of the compensation that they receive for serving on our board and board committees. The Deferred Compensation Plan has historically permitted the participants to elect to defer cash fees to which they were entitled for board and committee service. For participating directors, in lieu of payment of cash fees, we credit their accounts under the Deferred Compensation Plan with a number of stock units based on the trading price of our common stock as of the date of the deferral. These stock units are vested immediately, although the participating directors do not receive the shares represented by such units until a future qualifying event.
In December 2017, we amended and restated our Deferred Compensation Plan to also permit participating non-employee directors to elect, beginning in 2018, to defer the receipt of some or all of the equity compensation that they receive for board and committee service.
The following is a summary of our stock unit activity under the Deferred Compensation Plan for the three months ended March 31, 2018:

	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, January 1, 2018	466,702	$1.40	$1,134,086
Granted	12,200	$2.50
Forfeitures	—	—
Converted	—	—
Balance, March 31, 2018	478,902	$1.43	$1,551,642

The following table details our equity transactions during the three months ended March 31, 2018:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2018, as previously reported	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,406,189)	49,537,781
Impact of change in accounting policy	—	—	—	—	—	—	—	354,028	354,028
As adjusted balance at January 1, 2018	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,052,161)	49,891,809
Exercise of stock options	—	—	10,727	11	—	—	22,277	—	22,288
Share-based compensation	—	—	—	—	—	—	94,606	—	94,606
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	64,405	(64,425)	—
Net Income	—	—	—	—	—	—	—	148,676	148,676
Purchase of treasury stock	—	—	(132,450)	—	132,450	(306,041)	—	—	(306,041)
Balance, March 31, 2018	1,321,514	1,322	27,162,195	29,217	1,203,354	(1,955,787)	83,744,496	(31,967,910)	49,851,338

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to March 31, 2018. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2018, the Series A Preferred Stock issued to Carilion has accrued $1,224,755 in dividends. The accrued and unpaid dividends as of March 31, 2018 will be paid by the issuance of 651,516 shares of our common stock upon Carilion’s written request.

Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2.0 million of our common stock through May 31, 2017. As of May 31, 2017, we had repurchased a total of 205,500 shares for an aggregate purchase price of $0.2 million under this stock repurchase program, after which this stock repurchase program expired.

In September 2017, our board of directors re-instituted the stock repurchase program and authorized us to repurchase up to $2.0 million of our common stock through September 19, 2018. Our stock repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of March 31, 2018, we had repurchased a total of 565,629 shares for an aggregate purchase price of $1.1 million under this stock repurchase program. We currently maintain all repurchased shares under these stock repurchase programs as treasury stock.

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

Through March 31, 2018, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 21, 2018).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Revenues:
Technology development	$4,636,776	$4,236,102
Products and licensing	7,556,396	5,850,795
Total revenues	$12,193,172	$10,086,897
Technology development operating income/(loss)	$99,234	$(293,014)
Products and licensing operating income/(loss)	15,779	(481,543)
Total operating income/(loss)	$115,013	$(774,557)
Depreciation, technology development	$93,600	$88,220
Depreciation, products and licensing	$64,317	$335,053
Amortization, technology development	$37,206	$40,436
Amortization, products and licensing	$112,729	$492,978
Products and licensing depreciation includes amounts from discontinued operations of $0.2 million for the three months ended March 31, 2017. Products and licensing amortization includes amounts from discontinued operations of $0.4 million for the three months ended March 31, 2017.
The table below presents assets for reportable segments:

	March 31, 2018	December 31, 2017
	(unaudited)
Total segment assets:
Technology development	$29,318,578	$32,011,084
Products and licensing	33,669,094	34,211,552
Total assets	$62,987,672	$66,222,636
Property plant and equipment, and intangible assets, technology development	$2,268,998	$2,361,663
Property plant and equipment, and intangible assets, products and licensing	$4,863,389	$4,831,671

The U.S. government accounted for 41% and 48% of total consolidated revenues for the three months ended March 31, 2018 and 2017, respectively.
International revenues (customers outside the United States) accounted for 22% and 18% of total consolidated revenues for the three months ended March 31, 2018 and 2017, respectively. No single country, outside of the United States, represented more than 10% of total revenues in the three months ended March 31, 2018 and 2017.

9.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.

In March 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. The notice of claim received from Macom totaled $2.0 million under various indemnity provisions. We have disputed Macom's assertion of right to payment for the matters described in the Claim. It is uncertain what amount, if any, will be owed in settlement of the Claim.
We executed a non-cancelable purchase order totaling $0.5 million in the fourth quarter of 2017 and a non-cancelable purchase order totaling $1.1 million in the first quarter of 2018 for multiple shipments of tunable lasers to be delivered over an 18-month period. At March 31, 2018, approximately $1.3 million of these commitments remained and is expected to be delivered by July 30, 2019.
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
We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test & measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Our Products and Licensing segment revenues represented 62% and 58% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. The approximate value of our Products and Licensing segment backlog was $4.8 million at March 31, 2018 and $6.9 million at December 31, 2017. The backlog at March 31, 2018 is expected to be recognized as revenue in the future as follows:

	2018	2019	2020	2021	2022 and beyond	Total
Products and Licensing	$4,259,060	$368,674	$122,252	$22,328	$22,188	$4,794,502

The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 38% and 42% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. The Technology Development segment revenues were $4.6 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $21.2 million at March 31, 2018 and $23.5 million at December 31, 2017. The backlog at March 31, 2018 is expected to be recognized as revenue in the future as follows:

Technology Development	2018	2019	2020	2021	2022 and beyond	Total
Funded	$12,415,973	$3,176,975	$—	$—	$—	$15,592,948
Unfunded	$1,235,824	$3,114,650	$582,094	$462,999	$231,499	$5,627,066
Revenues from product sales are mostly derived from the sales of our optoelectronics, sensing and test & measurement products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product to continue to be primarily in areas associated with our optoelectronics, fiber optic, test & measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.
We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses.
Description of Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 38% and 42% of total revenues for the three months ended March 31, 2018 and 2017, respectively.
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 62% and 58% of our total revenues for the three months ended March 31, 2018 and 2017, respectively.
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
Investment Income
Investment income consists of amounts earned on our cash equivalents. We sweep on a daily basis a portion of our cash on hand into a fund invested in U.S. government obligations.
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
Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission ("SEC") on March 21, 2018. Significant changes to our critical accounting estimates as a result of adopting Topic 606 are discussed in Note 1 of our unaudited consolidated financial statements included in this Quarterly Report on Form 10Q.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues

	Three Months Ended March 31,
	2018	2017	$ Difference	% Difference
Revenues:
Technology development	$4,636,776	$4,236,102	$400,674	9%
Products and licensing	7,556,396	5,850,795	1,705,601	29%
Total revenues	$12,193,172	$10,086,897	$2,106,275	21%
Revenues from our Technology Development segment for the three months ended March 31, 2018, increased $0.4 million, or 9%, to $4.6 million compared to $4.2 million for the three months ended March 31, 2017. The increase in Technology Development segment revenues continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was realized primarily in our optical systems research group. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.
Our Products and Licensing segment included revenues from sales of test & measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, optical components and sub-assemblies and sales of Terahertz sensing systems. Products and Licensing segment revenues for the three months ended March 31, 2018 increased $1.7 million, or 29%, to $7.6 million compared to $5.9 million for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was realized primarily in our ODiSI, Optical Backscatter Reflectometer, and tunable laser products which was reflective of growth in high speed networks and data center applications in addition to expanding use of composite materials and the need for improved means of testing their structural integrity. The change in revenue for Products and Licensing segment also includes an increase in revenue of $0.1 million for the three months ended March 31, 2018 related to the adoption of Topic 606, Revenue from Contracts with Customers.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2018	2017	$ Difference	% Difference
Cost of revenues:
Technology development	$3,353,501	$3,109,467	$244,034	8%
Products and licensing	3,813,553	3,101,045	712,508	23%
Total cost of revenues	7,167,054	6,210,512	956,542	15%
Gross profit	$5,026,118	$3,876,385	$1,149,733	30%
The cost of Technology Development segment revenues for the three months ended March 31, 2018, increased $0.2 million, or 8%, to $3.4 million compared to $3.1 million for the three months ended March 31, 2017. The increase in cost of Technology Development segment revenues was attributable to additional headcount and the increased utilization of subcontractors to support the growth in our research contracts.
The cost of revenues associated with our Products and Licensing segment increased by $0.7 million, or 23%, to $3.8 million for the three months ended March 31, 2018, compared to $3.1 million for the three months ended March 31, 2017. This increase in cost of revenues resulted from an increase in sales volume. Our overall gross margin increased to 41% for the three months ended March 31, 2018, compared to 38% for the three months ended March 31, 2017 primarily as a result of our revenue mix, with product sales representing a larger portion of our revenues during the three months ended March 31, 2018. The change in cost for Products and Licensing segment also includes an increase in cost of $0.1 million for the three months ended March 31, 2018 related to the adoption of Topic 606, Revenue from Contracts with Customers.
Operating Expense

	Three Months Ended March 31,
	2018	2017	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$3,809,617	$3,722,170	$87,447	2%
Research, development and engineering	1,101,488	928,772	172,716	19%
Total operating expense	$4,911,105	$4,650,942	$260,163	6%
Our selling, general and administrative expense increased $0.1 million, or 2%, to $3.8 million for the three months ended March 31, 2018 compared to $3.7 million for the three months ended March 31, 2017.
Research, development and engineering expense increased $0.2 million, or 19%, to $1.1 million for the three months ended March 31, 2018, compared to $0.9 million for the three months ended March 31, 2017 due to increased development costs associated with our ODiSI and Terahertz instruments.

Interest Expense
Interest expense was less than $0.1 million for both the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018, our average outstanding balance on our term loans was $2.2 million as compared to $4.0 million for the three months ended March 31, 2017.
Net Income/(Loss) From Continuing Operations
During the three months ended March 31, 2018, we recognized income from continuing operations before income taxes of $0.2 million compared to a loss from continuing operations before income taxes of $0.8 million for the three months ended March 31, 2017. After tax, our net income from continuing operations was $0.1 million for the three months ended March 31, 2018, compared to a net loss from continuing operations of $0.9 million for the three months ended March 31, 2017.
Net Loss From Discontinued Operations
For the three months ended March 31, 2017, our net loss from discontinued operations of $0.5 million represented the operating results of our high speed optical receivers business, which was sold in August 2017. There were no results from discontinued operations for the three months ended March 31, 2018.

Liquidity and Capital Resources
At March 31, 2018, our total cash and cash equivalents were $33.4 million.

We currently have a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we have two term loans with an aggregate original borrowing amount of $7.0 million. As of March 31, 2018, these term loans had an aggregate outstanding principal balance of $2.0 million. One term loan, with a balance of $0.2 million as of March 31, 2018, matures on December 1, 2018. The other term loan, with a balance of $1.8 million as of March 31, 2018, matures on May 1, 2019. The term loans bear interest at a floating rate of prime plus 2%. We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment. Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2018, we were in compliance with all covenants under the Loan and Security Agreement.

We believe that our cash balance as of March 31, 2018 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Three Months Ended March 31,
	2018	2017	$ Difference
Net cash (used in)/provided by operating activities	$(2,540,334)	$64,047	$(2,604,381)
Net cash used in investing activities	(242,828)	(290,362)	47,534
Net cash used in financing activities	(755,697)	(470,210)	(285,487)
Net decrease in cash and cash equivalents	$(3,538,859)	$(696,525)	$(2,842,334)

During the first three months of 2018, operations used $2.5 million of cash, as compared to the same period in 2017 in which operations provided $0.1 million of cash. During the first three months of 2018, net cash used in operating activities consisted of our net income of $0.1 million, which included non-cash charges for depreciation and amortization of $0.3 million and share-based compensation of $0.1 million, and a net cash outflow of $3.1 million from changes in working capital. The change is working capital included a decrease in contract liabilities of $1.7 million as a result of the payment of $1.6 million in outstanding claims for excess billed amounts on government research contracts.
During the first three months of 2017, the $0.1 million of net cash provided by operating activities consisted of our net loss of $1.4 million which included non-cash charges for depreciation and amortization of $1.0 million and share-based compensation of $0.2 million. Additionally, changes in working capital resulted in a net cash inflow of $0.3 million, principally driven by a reduction in accounts receivable of $1.8 million, partially offset by a decrease in accounts payable and accrued expenses of $1.5 million and an increase in inventory of $0.4 million.
Our cash used in investing activities for the three months ended March 31, 2018 and 2017 included purchases of equipment and capitalized costs associated with the prosecution of patents. Cash used in investing activities for the three months ended March 31, 2018 included $0.1 million of fixed asset additions and $0.1 million of capitalized intellectual property costs. Cash used in investing activities for the three months ended March 31, 2017 included fixed asset additions of $0.2 million and capitalized intellectual property costs of $0.1 million.
Net cash used in financing activities during the three months ended March 31, 2018 and 2017 included long term debt repayments of $0.5 million. During the three months ended March 31, 2018 we also repurchased $0.3 million of our common stock on the open market.
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
We are exposed to interest rate fluctuations as a result of our term loans with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $2.0 million outstanding under the term loans as of March 31, 2018, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $12,000.
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
Foreign Currency Exchange Rate Risk
As of March 31, 2018, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
As a result of our adoption of the new revenue standard (Topic 606), we implemented controls to ensure adequate evaluation of contracts and assessment of the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018. There were not any significant changes to our internal control over financial reporting due to the adoption of the new standard, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the period covered by this Quarterly Report or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the three months ended March 31, 2018 and 2017, revenues generated under the SBIR program represented 36% and 35%, respectively, of our total revenues.
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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2018, we had approximately 202 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 38% and 42% of our consolidated total revenues for the three months ended March 31, 2018 and 2017, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
Our business is reliant on our ability to find new customers and retain existing customers. In particular, customers normally purchase certain of our products and incorporate them into products that they, in turn, sell in their own markets on an ongoing basis. As a result, the historical sales or these products have been dependent upon the success of our customers’ products and the future performance of our optoelectronics business is dependent upon our success in finding new customers and receiving new orders from existing customers.
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
Our sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, some orders may be canceled or modified at any time. When a customer cancels an order, they may responsible for all finished goods, all costs, direct and indirect, incurred by us, as well as a reasonable allowance for anticipated profits. No assurance can be given that we will receive these amounts after cancellation. Furthermore, uncertainty in customer forecasts of their demands and other factors may lead to delays and disruptions in manufacturing, which could result in delays in product shipments to customers and could adversely affect our business.
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
We have a history of losses, and because our strategy for expansion may be costly to implement, we may experience losses and may not maintain profitability or positive cash flow.
We have a history of net losses, including a net loss from continuing operations during the year ended December 31, 2017. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses in the future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with Nasdaq continued listing standards, as described further below.
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
If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and income taxes. Moreover, the new revenue recognition guidance, ASC Topic 606, Revenue from Contracts with Customers, requires more judgment than did the prior guidance.
Our financial results may be adversely affected by changes in accounting principles applicable to us.
U.S. GAAP are subject to interpretation by the FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this guidance as of January 1, 2018. The most significant impact relates to changing the revenue recognition for custom optoelectronics to an over time method. Before the adoption of this standard, we deferred the recognition of revenue until products were shipped to the customer. Any difficulties in implementing these pronouncements or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2018
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2018, the Series A Preferred Stock issued to Carilion has accrued $1,224,755 in dividends. The accrued dividend as of March 31, 2018 will be paid by the issuance of 651,516 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
On September 20, 2017, we announced that our board of directors re-instituted our stock repurchase program, authorizing the repurchase of up to $2.0 million of our common stock. An aggregate purchase price of $1.1 million had been expended under this program as of March 31, 2018. Unless extended, the stock repurchase authorization expires on September 19, 2018 and may be terminated, increased or decreased by our board of directors at any time.
The following table summarizes repurchases of our common stock during the three months ended March 31, 2018.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
1/1/2018 - 1/31/2018	56,400	$2.38	56,400	$1,105,080
2/1/2018 - 2/28/2018	73,250	$2.27	73,250	$938,836
3/1/2018 - 3/31/2018	2,800	$2.51	2,800	$931,809
Total	132,450	$2.32	132,450	$931,809

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (iv) Notes to Unaudited Consolidated Financial Statements.

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

Luna Innovations Incorporated
Date:	May 10, 2018	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)