Form 10-Q
period 2018-06-30
LUNA INNOVATIONS INC
filed 2018-08-01
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2018, there were 27,932,271 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,292,800	$36,981,533
Accounts receivable, net	9,385,772	7,869,168
Receivable from sale of HSOR business	4,001,833	4,000,976
Contract assets	3,231,770	1,778,142
Inventory	6,906,998	6,951,110
Prepaid expenses and other current assets	1,054,984	1,220,650
Total current assets	57,874,157	58,801,579
Long-term contract assets	308,093	209,699
Property and equipment, net	3,323,749	3,453,741
Intangible assets, net	3,137,083	3,237,593
Goodwill	502,000	502,000
Other assets	18,024	18,024
Total assets	$65,163,106	$66,222,636
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,527,828	$1,833,333
Current portion of capital lease obligations	34,661	43,665
Accounts payable	3,787,701	2,962,863
Accrued liabilities	5,554,481	6,557,649
Contract liabilities	1,400,922	3,428,625
Total current liabilities	12,305,593	14,826,135
Long-term deferred rent	1,109,397	1,184,438
Long-term debt obligations	—	603,007
Long-term capital lease obligations	54,970	71,275
Total liabilities	13,469,960	16,684,855
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 29,025,529 and 28,354,822 shares issued, 27,772,424 and 27,283,918 shares outstanding at June 30, 2018 and December 31, 2017	29,897	29,186
Treasury stock at cost, 1,253,105 and 1,070,904 shares at June 30, 2018 and December 31, 2017	(2,116,640)	(1,649,746)
Additional paid-in capital	84,742,385	83,563,208
Accumulated deficit	(30,963,818)	(32,406,189)
Total stockholders’ equity	51,693,146	49,537,781
Total liabilities and stockholders’ equity	$65,163,106	$66,222,636
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues:
Technology development	$5,466,281	$4,602,272	$10,103,056	$8,838,375
Products and licensing	8,306,367	6,690,759	15,862,763	12,541,554
Total revenues	13,772,648	11,293,031	25,965,819	21,379,929
Cost of revenues:
Technology development	3,945,126	3,443,954	7,298,628	6,553,423
Products and licensing	4,155,054	3,482,867	7,968,605	6,583,913
Total cost of revenues	8,100,180	6,926,821	15,267,233	13,137,336
Gross profit	5,672,468	4,366,210	10,698,586	8,242,593
Operating expense:
Selling, general and administrative	3,767,456	3,367,716	7,577,072	7,089,889
Research, development and engineering	1,003,863	818,891	2,105,352	1,747,662
Total operating expense	4,771,319	4,186,607	9,682,424	8,837,551
Operating income/(loss)	901,149	179,603	1,016,162	(594,958)
Other income/(expense):
Investment income	100,846	—	175,756	—
Other income/(expense)	1,187	(1,225)	2,583	(869)
Interest expense	(33,988)	(60,386)	(75,234)	(124,760)
Total other income/(expense)	68,045	(61,611)	103,105	(125,629)
Income/(loss) from continuing operations before income taxes	969,194	117,992	1,119,267	(720,587)
Income tax (benefit)/expense	(98,133)	40,937	(96,736)	67,627
Net income/(loss) from continuing operations	1,067,327	77,055	1,216,003	(788,214)
Loss from discontinued operations, net of income tax of $0	—	(298,817)	—	(789,534)
Net loss from discontinued operations	—	(298,817)	—	(789,534)
Net income/(loss)	1,067,327	(221,762)	1,216,003	(1,577,748)
Preferred stock dividend	63,235	29,536	127,660	63,632
Net income/(loss) attributable to common stockholders	$1,004,092	$(251,298)	$1,088,343	$(1,641,380)
Net income/(loss) per share from continuing operations:
Basic	$0.04	$—	$0.04	$(0.03)
Diluted	$0.03	$—	$0.04	$(0.03)
Net loss per share from discontinued operations:
Basic	$—	$(0.01)	$—	$(0.03)
Diluted	$—	$(0.01)	$—	$(0.03)
Net income/(loss) per share attributable to common stockholders:
Basic	$0.04	$(0.01)	$0.04	$(0.06)
Diluted	$0.03	$(0.01)	$0.03	$(0.06)
Weighted average common shares and common equivalent shares outstanding:
Basic	27,531,361	27,600,147	27,368,185	27,570,919
Diluted	31,506,745	32,579,379	31,257,277	27,570,919
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Cash flows used in operating activities
Net income/(loss)	$1,216,003	$(1,577,748)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	622,577	1,753,748
Share-based compensation	212,149	321,756
Bad debt expense	6,000	40,753
Gain on disposal of fixed assets	(1,000)	(670)
Change in assets and liabilities
Accounts receivable	(1,522,604)	1,433,014
Contract assets	(645,824)	(326,333)
Inventory	(482,194)	(1,170,519)
Other current assets	164,809	325,005
Accounts payable and accrued expenses	(253,372)	(894,315)
Contract liabilities	(2,053,566)	(215,555)
Net cash used in operating activities	(2,737,022)	(314,321)
Cash flows used in investing activities
Acquisition of property and equipment	(198,012)	(796,217)
Intangible property costs	(185,909)	(318,942)
Proceeds from sale of property and equipment	1,000	3,000
Net cash used in investing activities	(382,921)	(1,112,159)
Cash flows used in financing activities
Payments on capital lease obligations	(25,309)	(25,611)
Payments of debt obligations	(916,665)	(916,666)
Repurchase of common stock	(466,894)	(143,266)
Proceeds from the exercise of options and warrants	840,078	820
Net cash used in financing activities	(568,790)	(1,084,723)
Net decrease in cash and cash equivalents	(3,688,733)	(2,511,203)
Cash and cash equivalents—beginning of period	36,981,533	12,802,458
Cash and cash equivalents—end of period	$33,292,800	$10,291,255
Supplemental disclosure of cash flow information
Cash paid for interest	$72,127	$120,191
Cash paid for income taxes	$8,156	$40,937
Non-cash investing and financing activities
Dividend on preferred stock, 39,646 shares of common stock issuable for the six months ended June 30, 2018 and 2017	$127,660	$63,632
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”), headquartered in Roanoke, Virginia, was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We are a leader in advanced optical technology, providing unique capabilities in high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing for the aerospace and automotive industries. Prior to the sale of our optoelectronics business in July 2018 (See Note 10), we also developed and manufactured custom optoelectronic components and sub-assemblies for various industrial applications. We are organized into two reportable segments, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market.
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 was derived from our audited consolidated financial statements.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2018.
Reclassifications
Certain amounts in the prior period have been reclassified to conform to current presentation. As a result of the adoption of Accounting Standards Codification ("ASC") 2014-09, Revenue from Contracts with Customers (Topic 606), we presented balances entitled contract assets and contract liabilities within the consolidated balance sheet as well as the impact of the changes in these balances within the consolidated statement of cash flows. We reclassified comparable balances within the December 31, 2017 consolidated balance sheet as well as the impact of changes in those balances within the consolidated statement of cash flows in order to enhance comparability. These reclassifications had no effect on our reported financial condition, results of operations, or cash flows. Any other reclassifications were immaterial to the consolidated interim financial statements taken as a whole.
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
The effect of 4.0 million and 5.0 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are included for the diluted per share data for the three months ended June 30, 2018 and 2017, respectively. The effect of 3.9 million common stock equivalents are included for the diluted per share data for the six months ended June 30, 2018. The effect of 4.6 million common stock equivalents are not included for the six months ended June 30, 2017, as they are anti-dilutive to earnings per share due to our net loss from continuing operations.
Recently Issued Accounting Pronouncements

Effective January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method. Under the modified retrospective approach, we apply the standards to new contracts and those that were not completed as of January 1, 2018. For those contracts not completed as of January 1, 2018, this method resulted in a cumulative adjustment to decrease the accumulated deficit in the net amount of $0.4 million. Prior periods will not be retrospectively adjusted, but we will maintain dual reporting for the year of initial application in order to maintain comparability of the periods presented. The cumulative effect of the changes made to our January 1, 2018 unaudited consolidated balance sheet for the adoption of Topic 606 was as follows:

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

Under the new standard, contracts in our Technology Development segment, which primarily provide research services, are not materially impacted upon the adoption of Topic 606 as revenue will continue to be recognized over time using an input model.  Contracts in our Products and Licensing segment generally provide for the following revenue sources: standard product sales, custom product development and sales, product rental, extended warranties, training/service, and certain royalties.  Revenues for this segment are recognized using either the “point in time” or “over time” methods of Topic 606, depending upon the revenue source.  The major change in revenue recognition for the Products and Licensing segment related to custom optoelectronic products which changed from “point in time” to “over time” upon the adoption of Topic 606. Our revenue recognized specific to custom products approximates $10 million annually.   This change results in the acceleration of revenue when compared to existing standards with the cumulative adjustment relating to contracts that are not complete as of December 31, 2017 recognized as an adjustment to opening accumulated deficit on January 1, 2018.   Our revenue for our standard products will continue to be recognized using the "point in time" model of Topic 606, and the timing of such revenue recognition is not expected to differ materially from our historical revenue recognition. Other immaterial adjustments related to the Products and Licensing segment that are sometimes offered to customers include discounts on future purchases related to rental agreements, customer rights of return, and volume discounts.

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

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations, representing firm orders for which funding has not yet been appropriated. The approximate value of our Technology Development segment unfulfilled performance obligations was $19.3 million at June 30, 2018. We expect to satisfy 48% of the performance obligations in 2018, 41% in 2019 and the remaining by 2022. The approximate value of our Products and Licensing segment unfulfilled performance obligations was $5.5 million at June 30, 2018. We expect to satisfy 69% of the performance obligations in 2018, 28% in 2019 and the remaining by 2023.

We disaggregate our revenue from contracts with customers by geographic locations, customer-type, contract type, timing of recognition, and major categories for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	(unaudited)			(unaudited)
	Technology Development	Products and Licensing	Total	Technology Development	Products and Licensing	Total
Total Revenue by Geographic Location
United States	$5,466,281	$4,992,300	$10,458,581	$10,103,056	$9,837,137	$19,940,193
Asia	—	1,762,578	1,762,578	—	3,188,925	3,188,925
Europe	—	1,421,279	1,421,279	—	2,607,288	2,607,288
Canada, Central and South America	—	127,150	127,150	—	224,353	224,353
All Others	—	3,060	3,060	—	5,060	5,060
Total	$5,466,281	$8,306,367	$13,772,648	$10,103,056	$15,862,763	$25,965,819

Total Revenue by Major Customer Type
Sales to the U.S. government	$5,463,117	$885,133	$6,348,250	$10,068,270	$1,275,202	$11,343,472
U.S. direct commercial sales and other	3,164	4,107,167	4,110,331	34,786	8,572,516	8,607,302
Foreign commercial sales & other	—	3,314,067	3,314,067	—	6,015,045	6,015,045
Total	$5,466,281	$8,306,367	$13,772,648	$10,103,056	$15,862,763	$25,965,819

Total Revenue by Contract Type
Fixed-price contracts	$2,375,939	$8,306,367	$10,682,306	$4,607,592	$15,862,763	$20,470,355
Cost-type contracts	3,090,342	—	3,090,342	5,495,464	—	5,495,464
Total	$5,466,281	$8,306,367	$13,772,648	$10,103,056	$15,862,763	$25,965,819

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$—	$5,938,992	$5,938,992	$—	$11,813,318	$11,813,318
Goods/services transferred over time	5,466,281	2,367,375	7,833,656	10,103,056	4,049,445	14,152,501
Total	$5,466,281	$8,306,367	$13,772,648	$10,103,056	$15,862,763	$25,965,819

Total Revenue by Major Products/Services
Technology development	$5,466,281	$—	$5,466,281	$10,103,056	$—	$10,103,056
Optical test and measurement systems	—	3,971,510	3,971,510	—	7,659,519	7,659,519
Optical components and sub-assemblies	—	3,849,283	3,849,283	—	7,273,925	7,273,925
Other	—	485,574	485,574	—	929,319	929,319
Total	$5,466,281	$8,306,367	$13,772,648	$10,103,056	$15,862,763	$25,965,819

The following tables summarize the impacts of adopting Topic 606 on our consolidated financial statements as of and for the three and six months ended June 30, 2018.

	Impact of changes in accounting policies
	As Reported	Adjustments	Balances without adoption of Topic 606
	(unaudited)	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,292,800	$—	$33,292,800
Accounts receivable, net	9,385,772	—	9,385,772
Receivable from sale of HSOR business	4,001,833	—	4,001,833
Contract assets	3,231,770	(1,249,551)	1,982,219
Inventory	6,906,998	725,351	7,632,349
Prepaid expenses and other current assets	1,054,984	7,175	1,062,159
Total current assets	57,874,157	(517,025)	57,357,132
Long-term contract assets	308,093	—	308,093
Property and equipment, net	3,323,749	—	3,323,749
Intangible assets, net	3,137,083	—	3,137,083
Goodwill	502,000	—	502,000
Other assets	18,024	—	18,024
Total assets	$65,163,106	$(517,025)	$64,646,081
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,527,828	$—	$1,527,828
Current portion of capital lease obligations	34,661	—	34,661
Accounts payable	3,787,701	—	3,787,701
Accrued liabilities	5,554,481	—	5,554,481
Contract liabilities	1,400,922	(18,270)	1,382,652
Total current liabilities	12,305,593	(18,270)	12,287,323
Long-term deferred rent	1,109,397	—	1,109,397
Long-term debt obligations	—	—	—
Long-term capital lease obligations	54,970	—	54,970
Total liabilities	13,469,960	(18,270)	13,451,690
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017	1,322	—	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 29,025,529 and 28,354,822 shares issued, 27,772,424 and 27,283,918 shares outstanding at June 30, 2018 and December 31, 2017	29,897	—	29,897
Treasury stock at cost, 1,253,105 and 1,070,904 shares at June 30, 2018 and December 31, 2017	(2,116,640)	—	(2,116,640)
Additional paid-in capital	84,742,385	—	84,742,385
Accumulated deficit	(30,963,818)	(498,755)	(31,462,573)
Total stockholders’ equity	51,693,146	(498,755)	51,194,391
Total liabilities and stockholders’ equity	$65,163,106	$(517,025)	$64,646,081

	Impact of changes in accounting policies
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Technology development	$5,466,281	$—	$5,466,281	$10,103,056	$—	$10,103,056
Products and licensing	8,306,367	(231,975)	8,074,392	15,862,763	(357,752)	15,505,011
Total revenues	13,772,648	(231,975)	13,540,673	25,965,819	(357,752)	25,608,067
Cost of revenues:
Technology development	3,945,126	—	3,945,126	7,298,628	—	7,298,628
Products and licensing	4,155,054	(63,680)	4,091,374	7,968,605	(213,025)	7,755,580
Total cost of revenues	8,100,180	(63,680)	8,036,500	15,267,233	(213,025)	15,054,208
Gross profit	5,672,468	(168,295)	5,504,173	10,698,586	(144,727)	10,553,859
Operating expense:
Selling, general and administrative	3,767,456	—	3,767,456	7,577,072	—	7,577,072
Research, development and engineering	1,003,863	—	1,003,863	2,105,352	—	2,105,352
Total operating expense	4,771,319	—	4,771,319	9,682,424	—	9,682,424
Operating income	901,149	(168,295)	732,854	1,016,162	(144,727)	871,435
Other income:
Investment income	100,846	—	100,846	175,756	—	175,756
Other income	1,187	—	1,187	2,583	—	2,583
Interest expense	(33,988)	—	(33,988)	(75,234)	—	(75,234)
Total other income	68,045	—	68,045	103,105	—	103,105
Income from continuing operations before income taxes	969,194	(168,295)	800,899	1,119,267	(144,727)	974,540
Income tax expense	(98,133)	—	(98,133)	(96,736)	—	(96,736)
Net income from continuing operations	$1,067,327	$(168,295)	$899,032	$1,216,003	$(144,727)	$1,071,276

Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how cash receipts and cash payments are presented in the statement of cash flows. The adoption of ASU No. 2016-15 did not have a significant impact on our consolidated financial statements.
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

In February 2018, the FASB issued ASU 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220) (ASU 2018-02). Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in AOCI that do not reflect the current tax rate of the entity (“stranded tax effects”). The new guidance allows us the option to reclassify these stranded tax effects to accumulated deficit that relate to the change in the federal tax rate resulting from the passage of the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. We do not expect the adoption of this standard will have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the subsequent measurement of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019. We do not expect ASU 2017-04 will have a material impact on our financial statements.

2.    Discontinued Operations
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). The HSOR business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015. The HSOR business accounted for 16.8% of revenues and 18.5% of our cost of revenues for the three months ended June 30, 2017 and 17.0% of revenues and 19.9% of our cost of revenues for the six months ended June 30, 2017.
    We have reported the results of operations of our HSOR business as discontinued operations in our consolidated interim financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued business's loss before allocations.
The key components of net loss from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net revenues	—	$2,283,440	—	$5,314,927
Cost of revenues	—	1,568,746	—	3,801,363
Operating expenses	—	1,013,511	—	2,303,098
Other expenses	—	—	—	—
Loss before income taxes	—	(298,817)	—	(789,534)
Allocated tax expense	—	—	—	—
Net loss from discontinued operations	$—	$(298,817)	$—	$(789,534)

For the six months ended June 30, 2017, cash flows used in operating activities for discontinued operations were $1.0 million. For the six months ended June 30, 2017, cash flows used in investing activities for discontinued operations were $0.8 million.

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

The following table shows the significant changes in contract balances for the six month period ending June 30, 2018:

	Contract Assets	Contract Liabilities
Opening Balance as of January 1, 2018	$2,894,038	$3,454,488
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	—	(855,906)
Transferred to payables from contract liabilities recognized at the beginning of the period	—	(2,041,792)
Increases due to cash received or adjustment of estimates, excluding amounts recognized as revenue during the period	—	844,132
Transferred to receivables from contract assets recognized at the beginning of the period	(2,245,515)	—
Increases as a result of cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	2,891,340	—
Balance as of June 30, 2018	$3,539,863	$1,400,922

4.	Inventory
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
Components of inventory were as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Finished goods	$1,725,710	$2,143,953
Work-in-process	644,696	578,195
Raw materials	4,536,592	4,228,962
Total inventory	$6,906,998	$6,951,110

5.    Accrued Liabilities

Accrued liabilities at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Accrued compensation	$4,396,462	$5,274,005
Income tax payable	371,186	403,548
Accrued professional fees	122,626	117,445
Deferred rent	148,506	144,741
Royalties	148,433	290,235
Accrued interest	8,854	—
Accrued liabilities - other	358,414	327,675
Total accrued liabilities	$5,554,481	$6,557,649

6.	Debt
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
The Credit Facility requires us to maintain a minimum cash balance of $4.0 million and to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal of the Term Loans. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of June 30, 2018, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of June 30, 2018, there were no events of default on the Credit Facility.
The aggregate balance under the Term Loans at June 30, 2018 and December 31, 2017, was $1.5 million and $2.5 million, respectively. One term loan, with a balance of $0.2 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively, matures on December 1, 2018. The other term loan, with a balance of $1.4 million and $2.1 million as of June 30, 2018 and December 31, 2017, respectively, matures on May 1, 2019. The effective rate of our Term Loan at June 30, 2018 was 7%.
The following table presents a summary of debt outstanding as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(unaudited)
Silicon Valley Bank Term Loan	$1,541,667	$2,458,333
Less: unamortized debt issuance costs	13,839	21,993
Less: current portion	1,527,828	1,833,333
Total long-term debt	$—	$603,007

The schedule of remaining principal payments under our Term Loans as of June 30, 2018 was as follows:

2018 (remaining six months)	916,666
2019	625,000
$1,541,666

7.	Capital Stock and Share-Based Compensation
We recognize share-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. For restricted stock awards and restricted stock units, we recognize expense based upon the price of our underlying stock at the date of the grant. We have elected to use the Black-Scholes-Merton option pricing model to value any option or warrant awards granted. We recognize share-based compensation for such awards on a straight-line basis over the requisite service period of the awards. The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. The expected life is based upon historical experience of homogeneous groups within our company. We also assume an expected dividend yield of zero for all periods, as we have never paid a dividend on our common stock and do not have any plans to do so in the future.

Stock Options
A summary of the stock option activity for the six months ended June 30, 2018 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2018	2,714,561	$0.61 - $6.55	$1.88	$2,098,195	2,590,030	$1.89	$2,013,034
Granted	73,212	$2.32 - $2.67	$2.46
Exercised	(53,939)	$0.65 - $2.46	$2.27
Canceled	(540,487)	$1.21 - $6.55	$2.15
Balance, June 30, 2018	2,193,347	$0.61 - $6.23	$1.83	$2,911,106	2,082,354	$1.81	$2,812,472

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the Nasdaq Capital Market, as applicable, on the respective dates.

At June 30, 2018, the outstanding stock options to purchase an aggregate of 2.2 million shares had a weighted-average remaining contractual term of 4.0 years, and the exercisable stock options to purchase an aggregate of 2.1 million shares had a weighted-average remaining contractual term of 3.7 years. The fair value of shares underlying vested options was $6.2 million at June 30, 2018. The fair value of shares underlying options exercised during the six months ended June 30, 2018 was $172,285.
For the six months ended June 30, 2018 and 2017 we recognized $0.2 million and $0.3 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $0.2 million in share-based compensation expense over the weighted-average remaining service period of 3.7 years for stock options outstanding as of June 30, 2018.

Restricted Stock and Stock Units

For the six months ended June 30, 2018, we issued 280,000 shares of restricted stock to certain employees. Shares of restricted stock issued to employees vest in three equal annual installments on the anniversary dates of their grant. For the six months ended June 30, 2018, 182,500 of restricted stock vested.

For the six months ended June 30, 2018, we issued 16,287 restricted stock units to certain non-employee members of our Board of Directors in respect of the annual equity grants pursuant to our non-employee director compensation policy. This amount represents the equity compensation to those non-employee directors who did not elect to defer the receipt of their equity compensation pursuant to our non-employee director deferred compensation plan described below. Restricted stock units issued to our directors vest at the earlier of the one year anniversary of their grant or the next annual stockholders' meeting. During the six months ended June 30, 2018, 129,865 restricted stock units vested.

The following table summarizes the value of our unvested restricted stock awards and restricted stock units:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance, January 1, 2018	489,698	$1.51	$738,345
Granted	296,287	$3.07	909,600
Vested	(312,365)	$2.75	(454,339)
Balance, June 30, 2018	473,620	$2.52	$1,193,606
Non-employee Director Deferred Compensation Plan
We maintain a non-employee director deferred compensation plan (the “Deferred Compensation Plan”) that permits our non-employee directors to defer receipt of certain of the compensation that they receive for serving on our board and board committees. The Deferred Compensation Plan has historically permitted the participants to elect to defer cash fees to which they were entitled for board and committee service. For participating directors, in lieu of payment of cash fees, we credit their accounts under the Deferred Compensation Plan with a number of stock units based on the trading price of our common stock as of the date of the deferral. These stock units vest immediately, although the participating directors do not receive the shares represented by such units until a future qualifying event.
In December 2017, we amended and restated our Deferred Compensation Plan to also permit participating non-employee directors to elect, beginning in 2018, to defer the receipt of some or all of the equity compensation that they receive for board and committee service. Stock units representing this equity compensation vest at the earlier of the one year anniversary of their grant or the next annual stockholders' meeting.
The following is a summary of our stock unit activity under the Deferred Compensation Plan for the six months ended June 30, 2018:

	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, January 1, 2018	466,702	$1.40	$1,134,086
Granted	70,445	$3.00
Forfeitures	—	—
Converted	—	—
Balance, June 30, 2018	537,147	$1.61	$1,600,698
As of June 30, 2018, 48,859 of the outstanding stock units had not yet vested.

The following table details our equity transactions during the six months ended June 30, 2018:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2018, as previously reported	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,406,189)	49,537,781
Impact of change in accounting policy	—	—	—	—	—	—	—	354,028	354,028
As adjusted balance at January 1, 2018	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,052,161)	49,891,809
Exercise of stock options	—	—	260,842	261	—	—	639,536	—	639,797
Share-based compensation	—	—	280,000	280	—	—	212,150	—	212,430
Non-cash compensation	—	—	129,865	130	—	—	199,871	—	200,001
Stock dividends to Carilion Clinic(1)	—	—	—	40	—	—	127,620	(127,660)	—
Net Income	—	—	—	—	—	—	—	1,216,003	1,216,003
Purchase of treasury stock	—	—	(182,201)	—	182,201	(466,894)	—	—	(466,894)
Balance, June 30, 2018	1,321,514	1,322	27,772,424	29,897	1,253,105	(2,116,640)	84,742,385	(30,963,818)	51,693,146

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to June 30, 2018. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2018, the Series A Preferred Stock issued to Carilion has accrued $1,287,991 in dividends. The accrued and unpaid dividends as of June 30, 2018 will be paid by the issuance of 671,339 shares of our common stock upon Carilion’s written request.

Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2.0 million of our common stock through May 31, 2017. As of May 31, 2017, we had repurchased a total of 205,500 shares for an aggregate purchase price of $0.2 million under this stock repurchase program, after which this stock repurchase program expired.

In September 2017, our board of directors re-instituted the stock repurchase program and authorized us to repurchase up to $2.0 million of our common stock through September 19, 2018. Our stock repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of June 30, 2018, we had repurchased a total of 565,629 shares for an aggregate purchase price of $1.1 million under this stock repurchase program. We currently maintain all repurchased shares under these stock repurchase programs as treasury stock.

8.	Income Taxes

We and our subsidiaries file U.S. Federal income tax returns and income tax returns in various state, local and foreign jurisdictions.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including the variability in accurately predicting our pre-tax and taxable income and the mix of jurisdictions to which they relate, changes in how we do business, changes in our stock price, tax law developments (including changes in statues, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount if pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

For 2018, the anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 21% primarily because of the release of valuation allowance related to net operating loss carryfowards expected to be used to offset taxable income in the period and certain discrete items.

We consider both positive and negative evidence when evaluating the recoverability of our deferred tax assets ("DTAs").  The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e. greater than a 50% probability) that all or some portion of the DTAs will be realized in the future.  As of June 30, 2018 management has concluded a full valuation allowance of the DTAs is necessary because of sufficient uncertainty in our ability to realize the benefit associated with such DTAs in the future.

9.	Operating Segments
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
Through June 30, 2018, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 21, 2018).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues:
Technology development	$5,466,281	$4,602,272	$10,103,056	$8,838,375
Products and licensing	8,306,367	6,690,759	15,862,763	12,541,554
Total revenues	$13,772,648	$11,293,031	$25,965,819	$21,379,929
Technology development operating income/(loss)	$445,042	$32,920	$544,274	$(260,099)
Products and licensing operating income/(loss)	456,107	146,683	471,888	(334,859)
Total operating income/(loss)	$901,149	$179,603	$1,016,162	$(594,958)
Depreciation, technology development	$94,774	$88,698	$188,374	$176,918
Depreciation, products and licensing	$75,314	$240,504	$139,631	$571,480
Amortization, technology development	$40,856	$26,169	$78,062	$74,759
Amortization, products and licensing	$103,781	$437,612	$216,510	$930,591
Products and licensing depreciation includes amounts from discontinued operations of $0.4 million for the six months ended June 30, 2017. Products and licensing amortization includes amounts from discontinued operations of $0.7 million for the six months ended June 30, 2017.

The table below presents assets for reportable segments:

	June 30, 2018	December 31, 2017
	(unaudited)
Total segment assets:
Technology development	$30,704,165	$32,011,084
Products and licensing	34,458,941	34,211,552
Total assets	$65,163,106	$66,222,636
Property plant and equipment, and intangible assets, technology development	$2,204,428	$2,361,663
Property plant and equipment, and intangible assets, products and licensing	$4,758,404	$4,831,671

The U.S. government accounted for 46% and 45% of total consolidated revenues for the three months ended June 30, 2018 and 2017, respectively and for 44% and 45% of total consolidated revenues for the six months ended June 30, 2018 and 2017, respectively.
International revenues (customers outside the United States) accounted for 24% and 23% of total consolidated revenues for the three months ended June 30, 2018 and 2017, respectively, and 23% and 21% of the total consolidated revenues for the six months ended June 30, 2018 and 2017, respectively. No single country, outside of the United States, represented more than 10% of total revenues in the three and six months ended June 30, 2018 and 2017.

10.	Subsequent Event - Sale of Luna Optoelectronics

On July 31, 2018 , we sold the assets and operations related to our optoelectronic components and subassemblies ("Opto") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $18.5 million, of which $17.5 million was received at closing and up to $1.0 million is contingent upon the attainment of specified revenue targets during the eighteen months following the closing of the sale. The purchase price is subject to adjustment in the future based upon a determination of final working capital, as defined in the asset purchase agreement. The Opto business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015, and represented all of our operations in our Camarillo, California and Montreal, Quebec facilities.

As the Opto assets did not meet the criteria for classification as held for sale in accordance with ASC 360-10-45 as of June 30, 2018, such assets were included within the assets held and used in our consolidated balance sheets as of June 30, 2018 or December 31, 2017. The following schedule sets forth the carrying amounts of major classes of assets and liabilities associated with the transaction as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Current assets	(unaudited)
Accounts receivable	$2,159,843	$1,940,126
Contract assets	1,249,551	—
Inventory	1,736,107	2,316,329
Prepaid expenses and other current assets	89,592	125,821
Total current assets	5,235,093	4,382,276
Property and equipment, net	607,468	599,102
Intangible assets, net	1,423,546	1,510,203
Goodwill	502,000	502,000
Other assets	16,029	16,029
Total assets of the disposal group	$7,784,136	$7,009,610

Current liabilities
Accounts payable	$1,018,950	$960,116
Accrued compensation	444,860	458,342
Contract Liabilities	158,758	—
Other accrued liabilities	—	17,920
Total current liabilities	1,622,568	1,436,378
Deferred rent	—	2,271
Total liabilities of the disposal group	$1,622,568	$1,438,649

The following schedule sets forth the revenues and expenses associated with the Opto operations as well as the employees and other costs expected to be assumed by the buyer for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues	$3,849,283	$3,010,465	$7,273,925	$6,462,998
Cost of revenues	2,407,467	1,953,967	4,645,616	4,059,829
Gross profit	1,441,816	1,056,498	2,628,309	2,403,169
Operating expense
Selling, general and administrative	502,047	420,270	978,174	938,367
Research, development and engineering	243,588	219,291	465,484	448,035
Total operating expense	745,635	639,561	1,443,658	1,386,402
Operating income	696,181	416,937	1,184,651	1,016,767
Other (expense)/income	(12,055)	(3,329)	22,703	(14,151)
Income tax expense	(59,864)	(140,626)	18,499	(340,889)
Income attributable to disposal group	$624,262	$272,982	$1,225,853	$661,727

11.	Contingencies and Guarantees
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
We executed a non-cancelable purchase order totaling $0.5 million in the fourth quarter of 2017 and a non-cancelable purchase order totaling $1.1 million in the first quarter of 2018 for multiple shipments of tunable lasers to be delivered over an 18-month period. At June 30, 2018, approximately $0.8 million of these commitments remained and is expected to be delivered by July 30, 2019.
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

Overview of Our Business

We are a leader in advanced optical technology, providing unique capabilities in high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing for the aerospace and automotive industries. Our distributed fiber optic sensing products provide critical stress, strain and temperature information to designers and manufacturers working with advanced materials. Prior to the sale of our optoelectronics business in July 2018, we also developed and manufactured custom optoelectronic products for various applications such as metrology, missile guidance, flame monitoring, and temperature sensing. In addition, we provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test and measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Our Products and Licensing segment revenues represented 60% and 59% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 61% and 59% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. The approximate value of our Products and Licensing segment backlog was $5.5 million at June 30, 2018 and $6.9 million at December 31, 2017. The backlog at June 30, 2018 is expected to be recognized as revenue in the future as follows:

	2018	2019	2020	2021	2022 and beyond	Total
Products and Licensing	$3,775,446	$1,559,621	$131,614	$22,878	$18,438	$5,507,997
The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 40% and 41% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 39% and 41% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. The Technology Development segment revenues were $5.5 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively, and $10.1 million and $8.8 million for the six months ended June 30, 2018 and 2017. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $19.3 million at June 30, 2018 and $23.5 million at December 31, 2017. The backlog at June 30, 2018 is expected to be recognized as revenue in the future as follows:

Technology Development	2018	2019	2020	2021	2022 and beyond	Total
Funded	$8,047,918	$5,649,998	$550,744	$11,064	$5,532	$14,265,256
Unfunded	$1,275,476	$2,214,964	$868,710	$472,613	$236,306	$5,068,069
Revenues from product sales are mostly derived from the sales of our, sensing and test and measurement products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Prior to the sale of our optoelectronics business in July 2018, revenues from product sales also included custom optoelectronic components and sub-assemblies sold to scientific instrumentation manufacturers. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product to continue to be primarily in areas associated with our fiber optic-based test and measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.
We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses.
Description of Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 40% and 41% of total revenues for the three months ended June 30, 2018 and 2017, respectively and 39% and 41% of our total revenues for the six months ended June 30, 2018 and 2017, respectively.
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 60% and 59% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 61% and 59% of our total revenues for six months ended June 30, 2018 and 2017, respectively.
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
Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission ("SEC") on March 21, 2018. Significant changes to our critical accounting estimates as a result of adopting Topic 606 are discussed in Note 1 of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues

	Three Months Ended June 30,
	2018	2017	$ Difference	% Difference
Revenues:
Technology development	$5,466,281	$4,602,272	$864,009	19%
Products and licensing	8,306,367	6,690,759	1,615,608	24%
Total revenues	$13,772,648	$11,293,031	$2,479,617	22%
Revenues from our Technology Development segment for the three months ended June 30, 2018, increased $0.9 million, or 19%, to $5.5 million compared to $4.6 million for the three months ended June 30, 2017. The increase in Technology Development segment revenues continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was realized primarily in our optical systems research and biomedical groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.
Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, optical components and sub-assemblies and sales of Terahertz sensing systems. Products and Licensing segment revenues for the three months ended June 30, 2018 increased $1.6 million, or 24%, to $8.3 million compared to $6.7 million for the three months ended June 30, 2017. The increase for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was realized primarily in our ODiSI products directed toward the expanding use of composite materials and the need for improved means of testing their structural integrity and in sales of our optoelectronic components. The change in revenue for Products and Licensing segment also includes an increase in revenue of $0.2 million for the three months ended June 30, 2018 related to the adoption of Revenue from Contracts with Customers (Topic 606). Revenues for the three months ended June 30, 2018 and 2017 associated with the optoelectronics business sold on July 31, 2018 and included in the table above, were $3,849,283 and $3,010,465, respectively.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2018	2017	$ Difference	% Difference
Cost of revenues:
Technology development	$3,945,126	$3,443,954	$501,172	15%
Products and licensing	4,155,054	3,482,867	672,187	19%
Total cost of revenues	8,100,180	6,926,821	1,173,359	17%
Gross profit	$5,672,468	$4,366,210	$1,306,258	30%
The cost of Technology Development segment revenues for the three months ended June 30, 2018, increased $0.5 million, or 15%, to $3.9 million compared to $3.4 million for the three months ended June 30, 2017. The increase in cost of Technology Development segment revenues was attributable to additional headcount and the increased utilization of subcontractors to support the growth in our research contracts.
The cost of revenues associated with our Products and Licensing segment increased by $0.7 million, or 19%, to $4.2 million for the three months ended June 30, 2018, compared to $3.5 million for the three months ended June 30, 2017. This increase in cost of revenues resulted from an increase in sales volume. Cost of revenues increased at a lower rate than our revenues increased due to improved overhead absorption rates during the quarter for our optoelectronic components products and to reductions in the time and materials required to build our Terahertz instruments. Our overall gross margin increased to 41% for the three months ended June 30, 2018, compared to 39% for the three months ended June 30, 2017 primarily as a result of our revenue mix, with product sales representing a larger portion of our revenues during the three months ended June 30, 2018. The change in cost for our Products and Licensing segment also includes an increase in cost of $0.1 million for the three months ended June 30, 2018 related to the adoption of Revenue from Contracts with Customers (Topic 606). Cost of revenues for the three months ended June 30, 2018 and 2017 associated with the optoelectronics business sold on July 31, 2018 and included in the table above, were $2,407,467 and $1,953,967, respectively.

Operating Expense

	Three Months Ended June 30,
	2018	2017	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$3,767,456	$3,367,716	$399,740	12%
Research, development and engineering	1,003,863	818,891	184,972	23%
Total operating expense	$4,771,319	$4,186,607	$584,712	14%
Our selling, general and administrative expense increased $0.4 million, or 12%, to $3.8 million for the three months ended June 30, 2018 compared to $3.4 million for the three months ended June 30, 2017. Selling, general and administrative expense increased primarily due to the addition of sales personnel to market our fiber optic test and measurement products. Selling, general and administrative expense for the three months ended June 30, 2018 and 2017 associated with the optoelectronics business sold on July 31, 2018 and included in the table above, were $502,047 and $420,270, respectively.
Research, development and engineering expense increased $0.2 million, or 23%, to $1.0 million for the three months ended June 30, 2018, compared to $0.8 million for the three months ended June 30, 2017 due to increased engineering personnel and development costs associated with our fiber optic test and measurement products. Research, development and engineering expense for the three months ended June 30, 2018 and 2017 associated with the optoelectronics business sold on July 31, 2018 and included in the table above, were $243,588 and $219,291, respectively.
Investment Income
Investment income was $0.1 million for the three months ended June 30, 2018. During the three months ended June 30, 2018, we invested a portion of our cash in funds holding U.S. treasury instruments. We did not have any investment income for the three months ended June 30, 2017.
Income Tax Benefit
For the three months ended June 30, 2018, we recognized an income tax benefit of 0.1 million due to the utilization of net operating loss carryforwards to offset taxable income during the period.
Net Income From Continuing Operations
During the three months ended June 30, 2018, we recognized income from continuing operations before income taxes of $1.0 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. After tax, our net income from continuing operations was $1.1 million for the three months ended June 30, 2018, compared to a net income from continuing operations of $0.1 million for the three months ended June 30, 2017.
Net Loss From Discontinued Operations
For the three months ended June 30, 2017, our net loss from discontinued operations of $0.3 million represented the operating results of our high speed optical receivers business, which was sold in August 2017. There were no results from discontinued operations for the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues

	Six Months Ended June 30,
	2018	2017	$ Difference	% Difference
Revenues:
Technology development	$10,103,056	$8,838,375	$1,264,681	14%
Products and licensing	15,862,763	12,541,554	3,321,209	26%
Total revenues	$25,965,819	$21,379,929	$4,585,890	21%

Technology Development segment revenues increased $1.3 million, or 14%, to $10.1 million for the six months ended June 30, 2018 compared to $8.8 million for the six months ended June 30, 2017. The increase for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase was realized primarily in our optical systems and biomedical research groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.
Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, optical components and sub-assemblies and sales of Terahertz sensing systems. Products and Licensing segment revenues increased $3.3 million, or 26%, to $15.9 million for the six months ended June 30, 2018 compared to $12.5 million for the six months ended June 30, 2017. The increase in revenues was realized primarily in our ODiSI systems supporting the expanding use of composite materials and the need for improved means of testing their structural integrity and in sales of our Terahertz instruments. The change in revenue for our Products and Licensing segment also includes an increase in revenue of $0.4 million for the six months ended June 30, 2018 related to the adoption of Revenue from Contracts with Customers (Topic 606). Revenues for the six months ended June 30, 2018 and 2017 associated with the optoelectronics business sold on July 31, 2018 and included in the table above, were $7,273,925 and $6,462,998, respectively.
Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2018	2017	$ Difference	% Difference
Cost of revenues:
Technology development	7,298,628	$6,553,423	$745,205	11%
Products and licensing	7,968,605	6,583,913	1,384,692	21%
Total cost of revenues	15,267,233	13,137,336	2,129,897	16%
Gross profit	$10,698,586	$8,242,593	$2,455,993	30%

Costs of Technology Development segment revenues increased $0.7 million, or 11%, to $7.3 million for the six months ended June 30, 2018, compared to $6.6 million the six months ended June 30, 2017. This increase was primarily driven by the increase in Technology Development segment revenues in addition to increased headcount and the utilization of subcontractors to support the growth in our research contracts over the same period

Costs of Products and Licensing segment revenues increased $1.4 million, or 21%, to $8.0 million for the six months ended June 30, 2018 compared to $6.6 million for the six months ended June 30, 2017. This increase in cost of revenues resulted from an increase in sales volume. Cost of revenues increased at a lower rate than our revenues increased due to improved overhead absorption rates for our optoelectronic components products as well as a reduction in the time and materials required to build our Terahertz instruments. Our overall gross margin for the six months ended June 30, 2018 increased to 41% compared to 39% for the six months ended June 30, 2017 primarily as a result of our revenue mix, with product sales representing a larger portion of our revenues during the six months ended June 30, 2018. The change in cost for our Products and Licensing segment also includes an increase in cost of $0.2 million for the six months ended June 30, 2018 related to the adoption of Revenue from Contracts with Customers (Topic 606). Cost of revenues for the six months ended June 30, 2018 and 2017 associated with the optoelectronics business sold on July 31, 2018 and included in the table above, were $4,645,616 and $4,059,829, respectively.

Operating Expense

	Six Months Ended June 30,
	2018	2017	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$7,577,072	$7,089,889	$487,183	7%
Research, development and engineering	2,105,352	1,747,662	357,690	20%
Total operating expense	$9,682,424	$8,837,551	$844,873	10%

Selling, general and administrative expense increased $0.5 million, or 7%, to $7.6 million for the six months ended June 30, 2018, compared to $7.1 million for the six months ended June 30, 2017. The increase in selling, general and administrative expense resulted primarily from the addition of sales personnel associated with our fiber optic test and measurement products. Selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 associated with the optoelectronics business sold on July 31, 2018 and included in the table above, were $978,174 and $938,367, respectively.

Research, development and engineering expense increased $0.4 million, or 20%, to $2.1 million for the six months ended June 30, 2018, compared to $1.7 million for the six months ended June 30, 2017. The increase in research, development, and engineering expense resulted primarily from increased engineering personnel and development costs associated with our fiber optic test and measurement products. Research, development and engineering expense for the six months ended June 30, 2018 and 2017 associated with the optoelectronics business sold on July 31, 2018 and included in the table above, were $465,484 and $448,035, respectively.

Investment Income
Investment income was $0.2 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we invested a portion of our cash in funds holding U.S. treasury securities. We did not have any investment income for the six months ended June 30, 2017.
Income Tax Benefit
For the six months ended June 30, 2018, we recognized an income tax benefit of 0.1 million due to the utilization of net operating loss carryforwards to offset taxable income during the period.
Net Income/(Loss) From Continuing Operations
During the six months ended June 30, 2018, we recognized income from continuing operations before income taxes of $1.1 million compared to a loss from continuing operations before income taxes of $0.7 million for the six months ended June 30, 2017. After tax, our net income from continuing operations was $1.2 million for the six months ended June 30, 2018, compared to a net loss from continuing operations of $0.8 million for the six months ended June 30, 2017.
Net Loss From Discontinued Operations
For the six months ended June 30, 2017, our net loss from discontinued operations of $0.8 million represented the operating results of our high speed optical receivers business, which was sold in August 2017. There were no results from discontinued operations for the six months ended June 30, 2018.

Liquidity and Capital Resources
At June 30, 2018, our total cash and cash equivalents were $33.3 million.

We currently have a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we have two term loans with an aggregate original borrowing amount of $7.0 million. As of June 30, 2018, these term loans had an aggregate outstanding principal balance of $1.5 million. One term loan, with a balance of $0.2 million as of June 30, 2018, matures on December 1, 2018. The other term loan, with a balance of $1.4 million as of June 30, 2018, matures on May 1, 2019. The term loans bear interest at a floating rate of prime plus 2%. We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment. Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. As of June 30, 2018, we were in compliance with all covenants under the Loan and Security Agreement.

We believe that our cash balance as of June 30, 2018 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Six Months Ended June 30,
	2018	2017	$ Difference
Net cash used in operating activities	$(2,737,022)	$(314,321)	$(2,422,701)
Net cash used in investing activities	(382,921)	(1,112,159)	729,238
Net cash used in financing activities	(568,790)	(1,084,723)	515,933
Net decrease in cash and cash equivalents	$(3,688,733)	$(2,511,203)	$(1,177,530)
During the first six months of 2018, operations used $2.7 million of cash, as compared to the same period in 2017 in which operations used $0.3 million of cash. During the first six months of 2018, net cash used in operating activities consisted of our net income of $1.2 million, which included non-cash charges for depreciation and amortization of $0.6 million and share-based compensation of $0.2 million, and a net cash outflow of $4.8 million from changes in working capital. The changes in working capital included a decrease in contract liabilities of $2.1 million as a result of the payment of $1.6 million in outstanding claims for excess billed amounts on government research contracts. The changes in working capital also included an increase in accounts receivable of $1.5 million and an increase in contract assets of $0.6 million.
During the first six months of 2017, the $0.3 million of net cash used in operating activities consisted of our net loss of $1.6 million which included non-cash charges for depreciation and amortization of $1.8 million and share-based compensation of $0.3 million. Additionally, changes in working capital resulted in a net cash outflow of $0.9 million, principally driven by a reduction in accounts receivable of $1.4 million, an increase in accounts payable and accrued expenses of $0.9 million, and an increase in inventory of $1.2 million.
Our cash used in investing activities for the six months ended June 30, 2018 and 2017 included purchases of equipment and capitalized costs associated with the prosecution of patents. Cash used in investing activities for the six months ended June 30, 2018 included $0.2 million of fixed asset additions and $0.2 million of capitalized intellectual property costs. Cash used in investing activities for the six months ended June 30, 2017 included fixed asset additions of $0.8 million and capitalized intellectual property costs of $0.3 million.
Net cash used in financing activities during the six months ended June 30, 2018 and 2017 included long term debt repayments of $0.9 million. During the six months ended June 30, 2018 we also repurchased $0.5 million of our common stock on the open market and received proceeds from the exercise of options and warrants of $0.8 million.
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
We are exposed to interest rate fluctuations as a result of our term loans with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of 1.5 million outstanding under the term loans as of June 30, 2018, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $6,000.
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
Foreign Currency Exchange Rate Risk
As of June 30, 2018, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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
Many of our products are manufactured internally. However, we also rely upon contract manufacturers to produce the finished portion of certain lasers. Our reliance on contract manufacturers for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality control and costs. If the contract manufacturer for our products were unable or unwilling to manufacture our products in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce the supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the six months ended June 30, 2018 and 2017, revenues generated under the SBIR program represented 37% and 38%, respectively, of our total revenues.
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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2018, we had approximately 216 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 39% and 41% of our consolidated total revenues for the six months ended June 30, 2018 and 2017, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
Our business is reliant on our ability to find new customers and retain existing customers. In particular, customers normally purchase certain of our products and incorporate them into products that they, in turn, sell in their own markets on an ongoing basis. As a result, the historical sales or these products have been dependent upon the success of our customers’ products and our future performance is dependent upon our success in finding new customers and receiving new orders from existing customers.
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
Most of our customers do not purchase our products prior to qualification of the products and satisfactory completion of factory audits and vendor evaluation. Our existing products, as well as each new product, must pass through varying levels of qualification with our customers. In addition, because of the rapid technological changes in some markets, a customer may cancel or modify a design project before we begin large-scale manufacturing and receiving revenues from the customer. It is difficult to predict with any certainty whether our customers will delay or terminate product qualification or the frequency with which customers will cancel or modify their projects. Any such delay, cancellation or modification could have a negative effect on our results of operations.
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
Our gross profit margins vary among our product platforms, and are generally highest on our test and measurement instruments. Our overall gross profit may fluctuate from period to period as a result of a variety of factors including shifts in product mix, the introduction of new products, and decreases in average selling prices for older products. If our customers decide to buy more of our products with low gross profit margins or fewer of our products with high gross profit margins, our total gross profits could be harmed.
Risks Relating to our Operations and Business Strategy
We may dispose of or discontinue existing product lines and technology developments, which may adversely impact our future results.
On an ongoing basis, we evaluate our various product offerings and technology developments in order to determine whether any should be discontinued or, to the extent possible, divested. For example, in July 2018, we sold the assets and operations related to our optoelectronic components and subassemblies business. In addition, if we are unable to generate the amount of cash needed to fund the future operations of our business, we may be forced to sell one or more of our product lines or technology developments.
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
Carilion Clinic holds approximately 3.4 million shares of our common stock (including approximately 1.3 million shares issuable to Carilion upon conversion of shares of Series A Convertible Preferred Stock that Carilion holds). All of these shares have been registered for sale on a Form S-3 registration statement and, accordingly, may generally be freely sold by Carilion at any time. Any sales of these shares, or the perception that future sales of shares may occur by Carilion or any of our other significant stockholders, may have a material adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with Nasdaq’s continuing listing standards in respect of our minimum stock price, as further described below.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2018
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2018, the Series A Preferred Stock issued to Carilion has accrued $1,287,991 in dividends. The accrued dividend as of June 30, 2018 will be paid by the issuance of 671,339 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

Warrant Exercises
During the three months ended June 30, 2018, Carilion Clinic exercised warrants to purchase an aggregate of 43,212 shares of common stock at an exercise price of $2.32 per share and warrants to purchase an aggregate of 206,093 shares of common stock at an exercise price of $2.50 per share, resulting in aggregate proceeds to us of $617,509. The exercises were exempt from registration under the Securities Act pursuant to the exemption under Section 4(a)(2) as an offering to one accredited investor in an offering that did not involve a public offering.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
The following table summarizes repurchases of our common stock during June 2018. There were no purchases during April 2018 or May 2018.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program(1)
6/1/2018 - 6/30/2018	49,751 (2)	$3.23	—	$931,809
(1) On September 20, 2017, we announced that our board of directors re-instituted our stock repurchase program, authorizing the repurchase of up to $2.0 million of our common stock. An aggregate purchase price of $1.1 million had been expended under this program as of June 30, 2018. Unless extended, the stock repurchase authorization expires on September 19, 2018 and may be terminated, increased or decreased by our board of directors at any time.
(2) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon the vesting of restricted stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Entry into Amended and Restated Employment Agreement with Dale E. Messick.
On July 31, 2018, we entered into an amended and restated employment agreement with Dale E. Messick. Pursuant to the employment agreement, Mr. Messick will be employed by us on an "at-will" basis, meaning either party may terminate the agreement at any time, with or without cause or advanced notice.
Pursuant to the employment agreement, effective as of May 1, 2018, Mr. Messick's initial base salary is $255,000 per year, subject to review and adjustment from time to time in the discretion of our board of directors (the "Board"). Mr. Messick is eligible to earn an annual performance cash bonus at a target amount of 40% of his then current base salary, and up to 80% of his then current base salary, subject to his achievement of individual and corporate performance goals to be determined by our chief executive officer and the Board.
In the event that Mr. Messick's employment is terminated by us "without cause" or by Mr. Messick for "good reason" (each as defined in his employment agreement), subject to Mr. Messick's entering into and not revoking a separation agreement that includes, among other terms, a general release of claims in our favor, in a form acceptable to us, Mr. Messick will be entitled to receive:

•	severance payments equal to his then applicable base salary for a period of 9 months paid in installments on our regular payroll dates;

•
a discretionary lump sum bonus payment equal to the target bonus that he would have been eligible to receive for the year in which the termination occurs, which will be paid when we otherwise pay annual bonuses, so long as that date is no later than March 15th the following year in which the termination occurs; provided, however, if the termination occurs within three months prior to or 12 months following a "change in control" transaction (as defined in the employment agreement), then Mr. Messick will be entitled to receive a discretionary lump sum bonus payment equal to the maximum target bonus that he would have been eligible to receive for the year in which the termination occurs;

•
if he timely elects and remains eligible for continued coverage under COBRA, the health insurance premiums that we were paying on behalf of Mr. Messick and his covered dependents prior to the date of termination, until the earliest of (i) 12 months following termination, (ii) the date Mr. Messick becomes eligible for substantially equivalent insurance in connection with new employment or self-employment, or (iii) the date Mr. Messick ceases to be eligible for COBRA continuation coverage; and

•	a cash payment for any unvested company matching contributions in Mr. Messick's account under our 401(k) plan.
In addition, if Mr. Messick's employment is terminated by us "without cause" or by Mr. Messick for "good reason" within three months prior to or 12 months following a "change of control" transaction, all unvested stock options and other stock awards for our common stock held by Mr. Messick as of immediately prior to the termination date will accelerate in full.
The foregoing description of Mr. Messick's employment agreement is not complete and is qualified in its entirety by reference to the employment agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1+	Amended and Restated Employment Agreement, by and between the Registrant and Dale E. Messick, dated as of July 31, 2018.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017 and (iv) Notes to Unaudited Consolidated Financial Statements.

+	Indicates management contract or compensatory plan.
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

Luna Innovations Incorporated
Date:	August 1, 2018	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)