Form 10-Q
period 2018-09-30
LUNA INNOVATIONS INC
filed 2018-11-13
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

   _____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                    Accelerated filer         ☐

Non-accelerated filer    ☐                    Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2018, there were 27,936,401 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,144,719	$36,981,533
Accounts receivable, net	9,110,713	5,929,042
Receivable from sale of HSOR business	4,002,342	4,000,976
Contract assets	2,611,122	1,778,142
Inventory	5,462,414	4,634,781
Prepaid expenses and other current assets	730,368	1,140,999
Current assets held for sale	—	4,336,105
Total current assets	69,061,678	58,801,578
Long-term contract assets	343,492	209,699
Property and equipment, net	2,678,411	2,854,641
Intangible assets, net	1,709,003	1,727,390
Other assets	1,995	1,995
Non-current assets held for sale	—	2,627,333
Total assets	$73,794,579	$66,222,636
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,073,571	$1,833,333
Current portion of capital lease obligations	39,748	43,665
Accounts payable	2,297,457	2,111,077
Accrued liabilities	6,589,310	6,547,230
Contract liabilities	1,548,371	3,318,379
Current liabilities held for sale	—	972,451
Total current liabilities	11,548,457	14,826,135
Long-term deferred rent	1,072,696	1,184,438
Long-term debt obligations	—	603,007
Long-term capital lease obligations	83,405	71,275
Total liabilities	12,704,558	16,684,855
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 29,189,506 and 28,354,822 shares issued, 27,936,401 and 27,283,918 shares outstanding at September 30, 2018 and December 31, 2017, respectively	30,081	29,186
Treasury stock at cost, 1,253,105 and 1,070,904 shares at September 30, 2018 and December 31, 2017, respectively	(2,116,640)	(1,649,746)
Additional paid-in capital	85,353,909	83,563,208
Accumulated deficit	(22,178,651)	(32,406,189)
Total stockholders’ equity	61,090,021	49,537,781
Total liabilities and stockholders’ equity	$73,794,579	$66,222,636

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues:
Technology development	$5,315,861	$4,590,054	$15,418,919	$13,428,428
Products and licensing	5,371,165	3,712,657	13,960,003	9,791,213
Total revenues	10,687,026	8,302,711	29,378,922	23,219,641
Cost of revenues:
Technology development	3,918,666	3,491,840	11,131,965	10,045,261
Products and licensing	2,079,749	1,469,961	5,381,333	3,994,044
Total cost of revenues	5,998,415	4,961,801	16,513,298	14,039,305
Gross profit	4,688,611	3,340,910	12,865,624	9,180,336
Operating expense:
Selling, general and administrative	3,233,485	2,831,493	9,898,064	8,983,016
Research, development and engineering	873,629	662,142	2,513,497	1,961,770
Total operating expense	4,107,114	3,493,635	12,411,561	10,944,786
Operating income/(loss)	581,497	(152,725)	454,063	(1,764,450)
Other income/(expense):
Investment income	171,896	—	350,976	—
Other income/(expense)	8,319	13,733	(16,001)	26,286
Interest expense	(28,029)	(54,847)	(103,208)	(178,879)
Total other income/(expense)	152,186	(41,114)	231,767	(152,593)
Income/(loss) from continuing operations before income taxes	733,683	(193,839)	685,830	(1,917,043)
Income tax benefit	(559,093)	(388,787)	(674,329)	(662,049)
Net income/(loss) from continuing operations	1,292,776	194,948	1,360,159	(1,254,994)
(Loss)/income from discontinued operations, net of income tax of $216,813, $(91,705), $235,312, and $249,184	(56,418)	465,710	1,132,436	337,904
Gain on sale, net of income taxes of $1,866,232 and $1,508,373	7,612,044	15,096,666	7,571,810	15,096,666
Net income from discontinued operations	7,555,626	15,562,376	8,704,246	15,434,570
Net income	8,848,402	15,757,324	10,064,405	14,179,576
Preferred stock dividend	63,235	33,699	190,895	97,331
Net income attributable to common stockholders	$8,785,167	$15,723,625	$9,873,510	$14,082,245
Net income/(loss) per share from continuing operations:
Basic	$0.05	$0.01	$0.05	$(0.05)
Diluted	$0.04	$0.01	$0.04	$(0.05)
Net income per share from discontinued operations:
Basic	$0.27	$0.56	$0.32	$0.56
Diluted	$0.23	$0.48	$0.27	$0.56
Net income per share attributable to common stockholders:
Basic	$0.31	$0.57	$0.36	$0.51
Diluted	$0.27	$0.48	$0.30	$0.51
Weighted average common shares and common equivalent shares outstanding:

Basic	27,901,631	27,692,539	27,547,955	27,611,905
Diluted	33,055,881	32,714,389	32,721,860	27,611,905
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Cash flows (used in)/provided by operating activities
Net income	$10,064,405	$14,179,576
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Depreciation and amortization	898,215	2,241,867
Share-based compensation	345,582	476,428
Bad debt expense	6,000	40,753
(Gain)/loss on disposal of fixed assets	(1,000)	3,640
Gain on sale of discontinued operations	(7,571,810)	(15,096,666)
Change in assets and liabilities
Accounts receivable	(4,056,716)	2,127,794
Contract assets	(957,012)	—
Inventory	(992,075)	(2,251,236)
Other current assets	482,155	380,858
Accounts payable and accrued expenses	243,965	(1,581,608)
Contract liabilities	(1,906,117)	—
Deferred revenue	—	59,980
Net cash (used in)/provided by operating activities	(3,444,408)	581,386
Cash flows provided by investing activities
Acquisition of property and equipment	(272,039)	(893,698)
Intangible property costs	(277,068)	(392,485)
Proceeds from sale of property and equipment	1,000	3,000
Proceeds from sales of discontinued operations	14,775,541	28,026,528
Net cash provided by investing activities	14,227,434	26,743,345
Cash flows used in financing activities
Payments on capital lease obligations	(33,064)	(38,753)
Payments of debt obligations	(1,375,000)	(1,374,999)
Repurchase of common stock	(466,894)	(228,020)
Proceeds from the exercise of options and warrants	1,255,118	29,020
Net cash used in financing activities	(619,840)	(1,612,752)
Net increase in cash and cash equivalents	10,163,186	25,711,979
Cash and cash equivalents—beginning of period	36,981,533	12,802,458
Cash and cash equivalents—end of period	$47,144,719	$38,514,437
Supplemental disclosure of cash flow information
Cash paid for interest	$97,867	$173,275
Cash paid for income taxes	$7,686	$41,131
Non-cash investing and financing activities
Dividend on preferred stock, 59,469 shares of common stock issuable	$190,895	$97,331
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “Luna Innovations” or the “Company”), headquartered in Roanoke, Virginia, was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We are a leader in advanced optical technology, providing unique capabilities in high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing for the aerospace and automotive industries. Prior to the sale of our optoelectronics business in July 2018 (See Note 2), we also developed and manufactured custom optoelectronic components and sub-assemblies for various industrial applications. We are organized into two reportable segments, which work closely together to turn ideas into products: our Technology Development segment and our Products and Licensing segment. Our business model is designed to accelerate the process of bringing new and innovative technologies to market.
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 was derived from our audited consolidated financial statements.
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
The effects of 5.2 million and 5.0 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are included for the diluted per share data for the three months ended September 30, 2018 and 2017, respectively. The effect of 5.2 million common stock equivalents are included for the diluted per share data for the nine months ended September 30, 2018. The effect of 4.9 million common stock equivalents are not included for the nine months ended September 30, 2017, as they are anti-dilutive to earnings per share due to our net loss from continuing operations.
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

	Balance at	Adjustment for	Adjusted balance at
	December 31, 2017	Topic 606	January 1, 2018
Assets:
Current assets held for sale	$4,336,105	$379,891	$4,715,996

Liabilities:
Contract liabilities	$3,318,379	$2,250	$3,320,629
Current liabilities held for sale	$862,205	$23,613	$885,818

Stockholders' equity:
Accumulated deficit	$(32,406,189)	$354,028	$(32,052,161)

Contract assets were formerly reported as unbilled accounts receivable. Contract liabilities were formerly reported as accrued liabilities or deferred revenue. Inventory was also impacted by the adoption of the new guidance. The titles have been changed in the table below to be consistent with accounts currently used under the new standard.

	December 31, 2017
	As Reported	As Adopted
Accounts receivables, net	$9,857,009	$5,929,042
Contract assets	—	1,778,142
Current assets held for sale	—	1,940,126
Long-term contract assets	—	209,699
Accrued liabilities	8,959,935	6,547,230
Contract liabilities	—	3,318,379
Current liabilities held for sale	—	120,665
Deferred revenue	1,026,339	—

Under the new standard, contracts in our Technology Development segment, which primarily provide research services, are not materially impacted upon the adoption of Topic 606 as revenue will continue to be recognized over time using an input model.  Contracts in our Products and Licensing segment generally provide for the following revenue sources: standard product sales, custom product development and sales, product rental, extended warranties, training/service, and certain royalties.  Revenues for this segment are recognized using either the “point in time” or “over time” methods of Topic 606, depending upon the revenue source.  The major change in revenue recognition for the Products and Licensing segment related to custom optoelectronic products which changed from “point in time” to “over time” upon the adoption of Topic 606. This change results in the acceleration of revenue when compared to existing standards with the cumulative adjustment relating to contracts that are not complete as of December 31, 2017 recognized as an adjustment to opening accumulated deficit on January 1, 2018.   The revenue received from our custom optoelectronic products segment is included as part of our discontinued operations section (Note 2) and shown above in the current assets and liabilities held for sale as of December 31, 2017. Our revenue for our standard products will continue to be recognized using the "point in time" model of Topic 606, and the timing of such revenue recognition is not expected to differ materially from our historical revenue recognition. Other immaterial adjustments related to the Products and Licensing segment that are sometimes offered to customers include discounts on future purchases related to rental agreements, customer rights of return, and volume discounts.

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

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations, representing firm orders for which funding has not yet been appropriated. The approximate value of our Technology Development segment unfulfilled performance obligations was $28.8 million at September 30, 2018. We expect to satisfy 25% of the performance obligations in 2018, 54% in 2019 and the remaining by 2022. The approximate value of our Products and Licensing segment unfulfilled performance obligations was $1.8 million at September 30, 2018. We expect to satisfy 84% of the performance obligations in 2018, 8% in 2019 and the remaining by 2023.

We disaggregate our revenue from contracts with customers by geographic locations, customer-type, contract type, timing of recognition, and major categories for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	(unaudited)			(unaudited)
	Technology Development	Products and Licensing	Total	Technology Development	Products and Licensing	Total
Total Revenue by Geographic Location
United States	$5,315,861	$3,251,602	$8,567,463	$15,418,919	$7,961,048	$23,379,967
Asia	—	1,143,767	1,143,767	—	3,280,348	3,280,348
Europe	—	899,683	899,683	—	2,542,017	2,542,017
Canada, Central and South America	—	1,330	1,330	—	99,807	99,807
All Others	—	74,783	74,783	—	76,783	76,783
Total	$5,315,861	$5,371,165	$10,687,026	$15,418,919	$13,960,003	$29,378,922

Total Revenue by Major Customer Type
Sales to the U.S. government	$5,216,389	$977,076	$6,193,465	$15,284,661	$1,364,755	$16,649,416
U.S. direct commercial sales and other	99,472	2,250,656	2,350,128	134,258	6,583,006	6,717,264
Foreign commercial sales & other	—	2,143,433	2,143,433	—	6,012,242	6,012,242
Total	$5,315,861	$5,371,165	$10,687,026	$15,418,919	$13,960,003	$29,378,922

Total Revenue by Contract Type
Fixed-price contracts	$2,004,166	$5,371,165	$7,375,331	$6,611,758	$13,960,003	$20,571,761
Cost-type contracts	3,311,695	—	3,311,695	8,807,161	—	8,807,161
Total	$5,315,861	$5,371,165	$10,687,026	$15,418,919	$13,960,003	$29,378,922

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$—	$5,190,830	$5,190,830	$—	$13,505,897	$13,505,897
Goods/services transferred over time	5,315,861	180,335	5,496,196	15,418,919	454,106	15,873,025
Total	$5,315,861	$5,371,165	$10,687,026	$15,418,919	$13,960,003	$29,378,922

Total Revenue by Major Products/Services
Technology development	$5,315,861	$—	$5,315,861	$15,418,919	$—	$15,418,919
Optical test and measurement systems	—	4,469,677	4,469,677	—	12,129,197	12,129,197
Other	—	901,488	901,488	—	1,830,806	1,830,806
Total	$5,315,861	$5,371,165	$10,687,026	$15,418,919	$13,960,003	$29,378,922

The following tables summarize the impacts of adopting Topic 606 on our consolidated financial statements as of and for the three and nine months ended September 30, 2018.

	Impact of changes in accounting policies
	As Reported	Adjustments	Balances without adoption of Topic 606
	(unaudited)	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,144,719	$—	$47,144,719
Accounts receivable, net	9,110,713	—	9,110,713
Receivable from sale of HSOR business	4,002,342	—	4,002,342
Contract assets	2,611,122	—	2,611,122
Inventory	5,462,414	—	5,462,414
Prepaid expenses and other current assets	730,368	—	730,368
Total current assets	69,061,678	—	69,061,678
Long-term contract assets	343,492	—	343,492
Property and equipment, net	2,678,411	—	2,678,411
Intangible assets, net	1,709,003	—	1,709,003
Other assets	1,995	—	1,995
Total assets	$73,794,579	$—	$73,794,579
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$1,073,571	$—	$1,073,571
Current portion of capital lease obligations	39,748	—	39,748
Accounts payable	2,297,457	—	2,297,457
Accrued liabilities	6,589,310	—	6,589,310
Contract liabilities	1,548,371	(3,880)	1,544,491
Total current liabilities	11,548,457	(3,880)	11,544,577
Long-term deferred rent	1,072,696	—	1,072,696
Long-term capital lease obligations	83,405	—	83,405
Total liabilities	12,704,558	(3,880)	12,700,678
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,322	—	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 29,189,506 and 28,354,822 shares issued, 27,936,401 and 27,283,918 shares outstanding at September 30, 2018 and December 31, 2017, respectively	30,081	—	30,081
Treasury stock at cost, 1,253,105 and 1,070,904 shares at September 30, 2018 and December 31, 2017, respectively	(2,116,640)	—	(2,116,640)
Additional paid-in capital	85,353,909	—	85,353,909
Accumulated deficit	(22,178,651)	3,880	(22,174,771)
Total stockholders’ equity	61,090,021	3,880	61,093,901
Total liabilities and stockholders’ equity	$73,794,579	$—	$73,794,579

	Impact of changes in accounting policies
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Technology development	$5,315,861	$—	$5,315,861	$15,418,919	$—	$15,418,919
Products and licensing	5,371,165	(2,790)	5,368,375	13,960,003	1,630	13,961,633
Total revenues	10,687,026	(2,790)	10,684,236	29,378,922	1,630	29,380,552
Cost of revenues:
Technology development	3,918,666	—	3,918,666	11,131,965	—	11,131,965
Products and licensing	2,079,749	—	2,079,749	5,381,333	—	5,381,333
Total cost of revenues	5,998,415	—	5,998,415	16,513,298	—	16,513,298
Gross profit	4,688,611	(2,790)	4,685,821	12,865,624	1,630	12,867,254
Operating expense:
Selling, general and administrative	3,233,485	—	3,233,485	9,898,064	—	9,898,064
Research, development and engineering	873,629	—	873,629	2,513,497	—	2,513,497
Total operating expense	4,107,114	—	4,107,114	12,411,561	—	12,411,561
Operating income	581,497	(2,790)	578,707	454,063	1,630	455,693
Other income:
Investment income	171,896	—	171,896	350,976	—	350,976
Other income/(expense)	8,319	—	8,319	(16,001)	—	(16,001)
Interest expense	(28,029)	—	(28,029)	(103,208)	—	(103,208)
Total other income	152,186	—	152,186	231,767	—	231,767
Income from continuing operations before income taxes	733,683	(2,790)	730,893	685,830	1,630	687,460
Income tax benefit	(559,093)	—	(559,093)	(674,329)	—	(674,329)
Net income from continuing operations	$1,292,776	$(2,790)	$1,289,986	$1,360,159	$1,630	$1,361,789

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize in its statement of financial position an asset and liability for most leases with a term greater than 12 months. Lessees should recognize a liability to make lease payments and a right-of-use asset representing the lessee's right to use the underlying asset for the lease term. This guidance is effective for us in our first quarter of fiscal 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides lessees an additional, and optional, transition method to apply the new leasing standard to all open leases at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. We currently plan to elect this transition method, and as a result, we will not adjust our comparative period financial information or make the required lease disclosures for periods before the effective date. We are currently evaluating the impact the adoption of ASU 2016-02 and ASU 2018-11 will have on our consolidated financial statements and expect to have increases in the assets and liabilities of our consolidated balance sheet.

In February 2018, the FASB issued ASU 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220). Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in AOCI that do not reflect the current tax rate of the entity (“stranded tax effects”). The new guidance allows us the option to reclassify these stranded tax effects to accumulated deficit that relate to the change in the federal tax rate resulting from the passage of the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. We do not expect the adoption of this standard will have a significant impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. which amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. The ASU applies to all entities that are required under this guidance to provide disclosures about recurring or nonrecurring fair value measurements. These amendments are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. We do not expect ASU 2018-13 will have a material impact on our financial statements.

2.    Discontinued Operations
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). The HSOR business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015. The HSOR business accounted for 34.5% of revenues and 37.2% of our cost of revenues for the three months ended September 30, 2017 and 35.5% of revenues and 39.6% of our cost of revenues for the nine months ended September 30, 2017.
On July 31, 2018 , we sold the assets and operations related to our optoelectronic components and subassemblies ("Opto") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price up to $18.5 million, of which $17.5 million was received at closing and has been properly recorded in the financial statements with the remaining purchase price adjustment up to $1.0 million which is contingent upon the attainment of specified revenue targets during the eighteen months following the closing of the sale. The purchase price is subject to adjustment in the future based upon a determination of final working capital, as defined in the asset purchase agreement. The Opto business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015, and represented all of our operations in our Camarillo, California and Montreal, Quebec facilities.
    We have reported the results of operations of both our HSOR and Opto businesses as discontinued operations in our consolidated interim financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued business's loss before allocations.

The following table presents a summary of the transactions related to the sales of HSOR in the nine months ended September 30, 2017 and Opto in the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)

Sale price	$17,500,000	$33,500,000
Less: transition services payments	—	(1,500,000)
	17,500,000	32,000,000

Assets held for sale	(8,193,184)	(16,851,540)
Liabilities held for sale	989,453	2,330,052
Transaction costs	(858,227)	(873,473)
Income tax expense	(1,866,232)	(1,508,373)
Gain on sale of discontinued operations	$7,571,810	$15,096,666

Assets and liabilities held for sale associated with our Opto business as of December 31, 2017 were as follows:

December 31, 2017
Assets
Current assets:
Accounts receivable, net	$1,940,125
Inventory	2,316,329
Prepaid expenses and other assets	79,651
Total current assets	4,336,105
Property and equipment, net	599,102
Intangible assets, net	1,510,203
Goodwill	502,000
Other assets	16,028
Total non-current assets	2,627,333
Total assets held for sale	$6,963,438
Liabilities
Current liabilities:
Accounts payable	$851,785
Accrued liabilities	120,666
Total current liabilities	972,451
Total liabilities held for sale	$972,451

The key components of net income from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net revenues	$1,089,681	$4,380,747	$8,363,606	$16,158,672
Cost of revenues	648,652	2,945,264	5,294,268	10,806,456
Operating expenses	271,262	1,044,104	1,714,920	4,733,603
Other (expenses)/income	(9,372)	(17,374)	13,330	(31,525)
Income before income taxes	160,395	374,005	1,367,748	587,088
Allocated tax expense/(benefit)	216,813	(91,705)	235,312	249,184
Operating (loss)/income from discontinued operations	(56,418)	465,710	1,132,436	337,904
Gain on sale, net of related income taxes	7,612,044	15,096,666	7,571,810	15,096,666
Net income from discontinued operations	$7,555,626	$15,562,376	$8,704,246	$15,434,570

For the nine months ended September 30, 2018 and 2017, cash flows provided by/(used in) operating activities for discontinued operations were $0.1 million and $(0.3) million, respectively. For the nine months ended September 30, 2018 and 2017 cash flows provided by investing activities for discontinued operations were $16.6 million and $26.6 million, respectively.

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

The following table shows the significant changes in contract balances for the nine month period ending September 30, 2018:

	Contract Assets	Contract Liabilities
Opening Balance as of January 1, 2018	$1,987,841	$3,320,629
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	—	(808,977)
Transferred to payables from contract liabilities recognized at the beginning of the period	—	(2,052,955)
Increases due to cash received or adjustment of estimates, excluding amounts recognized as revenue during the period	—	1,089,674
Transferred to receivables from contract assets recognized at the beginning of the period	(1,543,925)	—
Increases as a result of cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	2,510,698	—
Balance as of September 30, 2018	$2,954,614	$1,548,371

4.	Inventory
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
Components of inventory were as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Finished goods	$1,036,581	$762,394
Work-in-process	389,801	288,165
Raw materials	4,036,032	3,584,222
Total inventory	$5,462,414	$4,634,781

5.    Accrued Liabilities

Accrued liabilities at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued compensation	$4,164,573	$5,274,005
Income tax payable	1,676,503	403,548
Accrued professional fees	104,742	117,445
Deferred rent	143,933	144,741
Royalties	231,122	290,235
Accrued interest	6,439	—
Accrued liabilities - other	261,998	317,256
Total accrued liabilities	$6,589,310	$6,547,230

6.	Debt
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
In September 2015, we entered into the Waiver and Seventh Loan Modification Agreement, which provided an additional $1.0 million of available financing for purchases of equipment through December 31, 2015, which we fully borrowed in December 2015 (the "Second Term Loan" and, together with the Original Term Loan, the "Term Loans"). The Second Term Loan also bears interest at a floating prime rate plus 2% and is to be repaid in 35 monthly installments of $27,778 plus accrued interest.
The Credit Facility requires us to maintain a minimum cash balance of $4.0 million and to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal of the Term Loans. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of September 30, 2018, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of September 30, 2018, there were no events of default on the Credit Facility.
The aggregate balance under the Term Loans at September 30, 2018 and December 31, 2017, was $1.1 million and $2.5 million, respectively. One term loan, with a balance of $0.1 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, matures on December 1, 2018. The other term loan, with a balance of $1.0 million and $2.1 million as of September 30, 2018 and December 31, 2017, respectively, matures on May 1, 2019. The effective rate of our Term Loan at September 30, 2018 was 7%.
The following table presents a summary of debt outstanding as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(unaudited)
Silicon Valley Bank Term Loan	$1,083,333	$2,458,333
Less: unamortized debt issuance costs	9,762	21,993
Less: current portion	1,073,571	1,833,333
Total long-term debt	$—	$603,007

The schedule of remaining principal payments under our Term Loans as of September 30, 2018 was as follows:

2018 (remaining three months)	458,333
2019	625,000
$1,083,333

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

Stock Options
A summary of the stock option activity for the nine months ended September 30, 2018 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2018	2,714,561	$0.61 - $6.55	$1.88	$2,098,195	2,590,030	$1.89	$2,013,034
Granted	273,212	$2.46 - $3.27	$3.24
Exercised	(76,425)	$0.65 - $2.46	$2.07
Canceled	(645,421)	$1.21 - $6.55	$2.11
Balance, September 30, 2018	2,265,927	$0.61 - $6.23	$1.83	$3,239,122	1,979,179	$1.81	$3,149,186

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the Nasdaq Capital Market, as applicable, on the respective dates.

At September 30, 2018, the outstanding stock options to purchase an aggregate of 2.3 million shares had a weighted-average remaining contractual term of 4.3 years, and the exercisable stock options to purchase an aggregate of 2.0 million shares had a weighted-average remaining contractual term of 3.5 years. The fair value of shares underlying vested options was $6.4 million at September 30, 2018. The fair value of shares underlying options exercised during the nine months ended September 30, 2018 was $255,102.
For the nine months ended September 30, 2018 and 2017 we recognized $0.3 million and $0.5 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $0.6 million in share-based compensation expense over the weighted-average remaining service period of 3.8 years for stock options outstanding as of September 30, 2018.

Restricted Stock and Stock Units

For the nine months ended September 30, 2018, we issued 280,000 shares of restricted stock to certain employees. Shares of restricted stock issued to employees vest in three equal annual installments on the anniversary dates of their grant. For the nine months ended September 30, 2018, 182,500 shares of restricted stock vested.

For the nine months ended September 30, 2018, we issued 16,287 restricted stock units to certain non-employee members of our Board of Directors in respect of the annual equity grants pursuant to our non-employee director compensation policy. This amount represents the equity compensation to those non-employee directors who did not elect to defer the receipt of their equity compensation pursuant to our non-employee director deferred compensation plan described below. Restricted stock units issued to our directors vest at the earlier of the one year anniversary of their grant or the next annual stockholders' meeting. During the nine months ended September 30, 2018, 129,865 restricted stock units vested.

The following table summarizes the value of our unvested restricted stock awards and restricted stock units:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance, January 1, 2018	489,698	$1.51	$738,345
Granted	296,287	$3.07	909,600
Vested	(312,365)	$2.75	(454,339)
Forfeitures	(15,000)	$1.41	(21,150)
Balance, September 30, 2018	458,620	$2.56	$1,172,456
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
The following is a summary of our stock unit activity under the Deferred Compensation Plan for the nine months ended September 30, 2018:

	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, January 1, 2018	466,702	$1.40	$1,134,086
Granted	80,006	$3.00
Forfeitures	—	—
Converted	—	—
Balance, September 30, 2018	546,708	$1.64	$1,765,867
As of September 30, 2018, 48,859 of the outstanding stock units had not yet vested.

The following table details our equity transactions during the nine months ended September 30, 2018:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2018, as previously reported	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,406,189)	49,537,781
Impact of change in accounting policy	—	—	—	—	—	—	—	354,028	354,028
As adjusted balance at January 1, 2018	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,052,161)	49,891,809
Exercise of stock options	—	—	442,425	442	—	—	1,054,412	—	1,054,854
Share-based compensation	—	—	262,394	262	—	—	345,582	—	345,844
Non-cash compensation	—	—	129,865	131	—	—	199,872	—	200,003
Stock dividends to Carilion Clinic(1)	—	—	—	60	—	—	190,835	(190,895)	—
Net Income	—	—	—	—	—	—	—	10,064,405	10,064,405
Purchase of treasury stock	—	—	(182,201)	—	182,201	(466,894)	—	—	(466,894)
Balance, September 30, 2018	1,321,514	1,322	27,936,401	30,081	1,253,105	(2,116,640)	85,353,909	(22,178,651)	61,090,021

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to September 30, 2018. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2018, the Series A Preferred Stock issued to Carilion has accrued $1,351,226 in dividends. The accrued and unpaid dividends as of September 30, 2018 will be paid by the issuance of 691,162 shares of our common stock upon Carilion’s written request.

Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2.0 million of our common stock through May 31, 2017. As of May 31, 2017, we had repurchased a total of 205,500 shares for an aggregate purchase price of $0.2 million under this stock repurchase program, after which this stock repurchase program expired.

In September 2017, our board of directors re-instituted the stock repurchase program and authorized us to repurchase up to $2.0 million of our common stock through September 19, 2018. Our stock repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of September 19, 2018, we had repurchased a total of 565,629 shares for an aggregate purchase price of $1.1 million under this stock repurchase program, after which this stock repurchase program expired. We currently maintain all repurchased shares under these stock repurchase programs as treasury stock.

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

We consider both positive and negative evidence when evaluating the recoverability of our deferred tax assets ("DTAs").  The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e. greater than a 50% probability) that all or some portion of the DTAs will be realized in the future.  As of September 30, 2018 management has concluded a full valuation allowance of the DTAs is necessary because of sufficient uncertainty in our ability to realize the benefit associated with such DTAs in the future.

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
Through September 30, 2018, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 21, 2018).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues:
Technology development	$4,590,054	$5,315,861	$13,428,428	$15,418,919
Products and licensing	3,712,657	5,371,165	9,791,213	13,960,003
Total revenues	$10,687,026	$8,302,711	$29,378,922	$23,219,641
Technology development operating income/(loss)	$340,852	$182,776	$864,540	$(77,323)
Products and licensing operating income/(loss)	240,645	(335,501)	(410,477)	(1,687,127)
Total operating income/(loss)	$581,497	$(152,725)	$454,063	$(1,764,450)
Depreciation, technology development	$95,673	$87,389	$283,550	$267,282
Depreciation, products and licensing	$42,559	$117,219	$127,796	$688,700
Amortization, technology development	$43,708	$28,935	$121,770	$95,540
Amortization, products and licensing	$56,062	$247,522	$178,028	$1,178,113
Products and licensing depreciation includes amounts from discontinued operations of $0.6 million for the nine months ended September 30, 2017. Products and licensing amortization includes amounts from discontinued operations of $1.0 million for the nine months ended September 30, 2017.
The table below presents assets for reportable segments:

	September 30, 2018	December 31, 2017
	(unaudited)
Total segment assets:
Technology development	$42,536,930	$32,011,084
Products and licensing	31,257,649	34,211,552
Total assets	$73,794,579	$66,222,636
Property plant and equipment, and intangible assets, technology development	$2,194,466	$1,762,561
Property plant and equipment, and intangible assets, products and licensing	$2,192,948	$2,819,470

The U.S. government accounted for 58% and 45% of total consolidated revenues for the three months ended September 30, 2018 and 2017, respectively and for 57% and 45% of total consolidated revenues for the nine months ended September 30, 2018 and 2017, respectively.
International revenues (customers outside the United States) accounted for 20% and 19% of total consolidated revenues for the three months ended September 30, 2018 and 2017, respectively, and 20% of the total consolidated revenues for each of the nine months ended September 30, 2018 and 2017. No single country, outside of the United States, represented more than 10% of total revenues in the three and nine months ended September 30, 2018 and 2017.

10.	Contingencies and Guarantees
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
On July 31, 2018, we sold the assets associated with our Opto components business to an unaffiliated third party. The asset purchase agreement provides for additional consideration of up to $1.0 million contingent upon the achievement of a specified revenue level by the sold business during the 18 months following the sale. In addition, the asset purchase agreement provides for a potential adjustment to the consideration paid, either positive or negative, to the extent that working capital transferred to the buyer is greater or less than a specified target amount. There have been no amounts recorded in reference to the above matter in the financial statements as of September 30, 2018. It is uncertain what amount, if any, will be received or paid with respect to each of these potential adjustments.
We executed a non-cancelable purchase order totaling $0.5 million in the fourth quarter of 2017 and a non-cancelable purchase order totaling $1.1 million in the first quarter of 2018 for multiple shipments of tunable lasers to be delivered over an 18-month period. At September 30, 2018, approximately $0.4 million of these commitments remained and is expected to be delivered by July 30, 2019.
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

11. Subsequent Event

On October 15, 2018, we acquired substantially all of the assets, other than cash, as well as specified liabilities of Micron Optics, Inc. ("Micron"), a leading provider of innovative optical components and laser-based measurement technology, whose sensing and measurement solutions are deployed in multiple industries, for total cash consideration of $5.0 million, including $4.0 million paid at closing and $1.0 million placed in escrow until the later of October 1, 2019 or the date that specified matters are resolved as agreed by us and Micron. The purchase price is subject to positive or negative adjustment based upon the final determination of working capital of Micron compared to a target working capital amount specified in the asset purchase agreement. Due to the timing of the acquisition, the initial accounting has not been finalized as we were drafting Micron's opening balance sheet and related preliminary purchase price allocation as of the date the financial statements were available for issuance.

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
We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets fiber optic sensing products, as well as test and measurement products, and also conducts applied research in the fiber optic sensing area for both corporate and government customers. Our Products and Licensing segment revenues represented 50% and 45% of our total revenues for the three months ended September 30, 2018 and 2017, respectively, and 48% and 42% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. The approximate value of our Products and Licensing segment backlog was $1.8 million at September 30, 2018 and $6.9 million at December 31, 2017. The backlog at September 30, 2018 is expected to be recognized as revenue in the future as follows:

	2018	2019	2020	2021	2022 and beyond	Total
Products and Licensing	$1,547,440	$151,681	$62,324	$23,126	$64,869	$1,849,440
The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 50% and 55% of our total revenues for the three months ended September 30, 2018 and 2017, respectively, and 52% and 58% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. The Technology Development segment revenues were $5.3 million and $4.6 million for the three months ended September 30, 2018 and 2017, respectively, and $15.4 million and $13.4 million for the nine months ended September 30, 2018 and 2017. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $28.8 million at September 30, 2018 and $23.5 million at December 31, 2017. The backlog at September 30, 2018 is expected to be recognized as revenue in the future as follows:

Technology Development	2018	2019	2020	2021	2022 and beyond	Total
Funded	$6,582,679	$13,238,423	$3,745,951	$99,658	$754	$23,667,465
Unfunded	$720,238	$2,286,629	$1,371,922	$500,921	$250,460	$5,130,170
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
On October 15, 2018, we acquired substantially all of the assets, other than cash, as well as specified liabilities of Micron Optics, Inc. ("Micron"), a leading provider of innovative optical components and laser-based measurement technology, whose sensing and measurement solutions are deployed in multiple industries, for total cash consideration of $5.0 million, including $4.0 million paid at closing and $1.0 million placed in escrow until the later of October 1, 2019 or the date that specified matters are resolved as agreed by us and Micron. The purchase price is subject to positive or negative adjustment based upon the final determination of working capital of Micron compared to a target working capital amount specified in the asset purchase agreement. We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses.
Description of Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 50% and 55% of total revenues for the three months ended September 30, 2018 and 2017, respectively and 52% and 58% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively.
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 50% and 45% of our total revenues for the three months ended September 30, 2018 and 2017, respectively, and 48% and 42% of our total revenues for nine months ended September 30, 2018 and 2017, respectively.
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
Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission ("SEC") on March 21, 2018. Changes to our critical accounting estimates as a result of adopting Topic 606 are discussed in Note 1 of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. Changes to our accounting estimates as a result of Topic 606 did not have a significant impact to the financial statements.
Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues

	Three Months Ended September 30,
	2018	2017	$ Difference	% Difference
Revenues:
Technology development	$5,315,861	$4,590,054	$725,807	16%
Products and licensing	5,371,165	3,712,657	1,658,508	45%
Total revenues	$10,687,026	$8,302,711	$2,384,315	29%
Revenues from our Technology Development segment for the three months ended September 30, 2018, increased $0.7 million, or 16%, to $5.3 million compared to $4.6 million for the three months ended September 30, 2017. The increase in Technology Development segment revenues continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was realized primarily in our optical systems research and biomedical groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.
Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, optical components and sub-assemblies and sales of Terahertz sensing systems. Products and Licensing segment revenues for the three months ended September 30, 2018 increased $1.7 million, or 45%, to $5.4 million compared to $3.7 million for the three months ended September 30, 2017. The increase for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was realized primarily in our ODiSI products directed toward the expanding use of composite materials and the need for improved means of testing their structural integrity and our Terahertz products for industrial process control and the measurement of discrete layers in manufactured products.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2018	2017	$ Difference	% Difference
Cost of revenues:
Technology development	$3,918,666	$3,491,840	$426,826	12%
Products and licensing	2,079,749	1,469,961	609,788	41%
Total cost of revenues	5,998,415	4,961,801	1,036,614	21%
Gross profit	$4,688,611	$3,340,910	$1,347,701	40%
The cost of Technology Development segment revenues for the three months ended September 30, 2018, increased $0.4 million, or 12%, to $3.9 million compared to $3.5 million for the three months ended September 30, 2017. The increase in cost of Technology Development segment revenues was attributable to additional headcount and the increased utilization of third-party analytical services to support the growth in our research contracts.
The cost of revenues associated with our Products and Licensing segment increased by $0.6 million, or 41%, to $2.1 million for the three months ended September 30, 2018, compared to $1.5 million for the three months ended September 30, 2017. This increase in cost of revenues resulted from an increase in sales volume. Cost of revenues increased at a lower rate than our revenues increased due to the product mix. Our overall gross margin increased to 44% for the three months ended September 30, 2018, compared to 40% for the three months ended September 30, 2017 primarily as a result of our revenue mix, with Technology Development segment sales representing a larger portion of our revenues during the three months ended September 30, 2018.

Operating Expense

	Three Months Ended September 30,
	2018	2017	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$3,233,485	$2,831,493	$401,992	14%
Research, development and engineering	873,629	662,142	211,487	32%
Total operating expense	$4,107,114	$3,493,635	$613,479	18%
Our selling, general and administrative expense increased $0.4 million, or 14%, to $3.2 million for the three months ended September 30, 2018 compared to $2.8 million for the three months ended September 30, 2017. Selling, general and administrative expense increased primarily due to the addition of sales personnel to market our fiber optic test and measurement products.
Research, development and engineering expense increased $0.2 million, or 32%, to $0.9 million for the three months ended September 30, 2018, compared to $0.7 million for the three months ended September 30, 2017 due to increased engineering personnel and development costs associated with our fiber optic test and measurement products.
Investment Income

Investment income was $0.2 million for the three months ended September 30, 2018. During the three months ended September 30, 2018, we invested a portion of our cash in funds holding U.S. treasury instruments. We did not have any investment income for the three months ended September 30, 2017.
Income Tax Benefit
For the three months ended September 30, 2018 and 2017, we recognized an income tax benefit from continuing operations of $0.6 million, representing an effective tax rate of (76%), and $0.4 million, representing an effective tax rate of 200%, respectively. The decrease in our effective tax rate for continuing operations in 2018 as compared to 2017 was primarily due to an increase in the intraperiod allocation of tax benefit from discontinued operations. In addition, as a result of the Tax Cuts and Jobs Act of 2017, the corporate federal statutory tax rate decreased to 21% in 2018 from 35% in 2017.
Net Income/(Loss) From Continuing Operations
During the three months ended September 30, 2018, we recognized income from continuing operations before income taxes of $0.7 million compared to a loss from continuing operations before income taxes of $0.2 million for the three months ended September 30, 2017. After tax, our net income from continuing operations was $1.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively.
Net Income From Discontinued Operations
For the three months ended September 30, 2018, our net income from discontinued operations of $7.6 million represented the operating results of our optoelectronic components business for the period prior to the sale of that business and the after-tax gain associated with the sale of that business in July 2018. For the three months ended September 30, 2017, our net income from discontinued operations of $15.6 million represented the operating results of our high speed optical receivers business for the period prior to the sale of that business, and the after-tax gain associated with the sale of that business in August 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues

	Nine Months Ended September 30,
	2018	2017	$ Difference	% Difference
Revenues:
Technology development	$15,418,919	$13,428,428	$1,990,491	15%
Products and licensing	13,960,003	9,791,213	4,168,790	43%
Total revenues	$29,378,922	$23,219,641	$6,159,281	27%

Technology Development segment revenues increased $2.0 million, or 15%, to $15.4 million for the nine months ended September 30, 2018 compared to $13.4 million for the nine months ended September 30, 2017. The increase for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase was realized primarily in our optical systems and biomedical research groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.
Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, optical components and sub-assemblies and sales of Terahertz sensing systems. Products and Licensing segment revenues increased $4.2 million, or 43%, to $14.0 million for the nine months ended September 30, 2018 compared to $9.8 million for the nine months ended September 30, 2017. The increase in revenues was realized primarily in our ODiSI systems supporting the expanding use of composite materials and the need for improved means of testing their structural integrity and in sales of our Terahertz instruments.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2018	2017	$ Difference	% Difference
Cost of revenues:
Technology development	11,131,965	$10,045,261	$1,086,704	11%
Products and licensing	5,381,333	3,994,044	1,387,289	35%
Total cost of revenues	16,513,298	14,039,305	2,473,993	18%
Gross profit	$12,865,624	$9,180,336	$3,685,288	40%

Costs of Technology Development segment revenues increased $1.1 million, or 11%, to $11.1 million for the nine months ended September 30, 2018, compared to $10.0 million the nine months ended September 30, 2017. This increase was primarily driven by the increase in Technology Development segment revenues in addition to increased headcount and the utilization of third-party subcontractors and other analytical services to support the growth in our research contracts over the same period

Costs of Products and Licensing segment revenues increased $1.4 million, or 35%, to $5.4 million for the nine months ended September 30, 2018 compared to $4.0 million for the nine months ended September 30, 2017. This increase in cost of revenues resulted from an increase in sales volume. Our overall gross margin for the nine months ended September 30, 2018 increased to 44% compared to 40% for the nine months ended September 30, 2017 primarily as a result of our revenue mix, with technology development segment sales representing a larger portion of our revenues during the nine months ended September 30, 2018.

Operating Expense

	Nine Months Ended September 30,
	2018	2017	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$9,898,064	$8,983,016	$915,048	10%
Research, development and engineering	2,513,497	1,961,770	551,727	28%
Total operating expense	$12,411,561	$10,944,786	$1,466,775	13%

Selling, general and administrative expense increased $0.9 million, or 10%, to $9.9 million for the nine months ended September 30, 2018, compared to $9.0 million for the nine months ended September 30, 2017. The increase in selling, general and administrative expense resulted primarily from the addition of sales personnel associated with our fiber optic test and measurement products and the commission costs associated with the growth in product revenues.

Research, development and engineering expense increased $0.6 million, or 28%, to $2.5 million for the nine months ended September 30, 2018, compared to $2.0 million for the nine months ended September 30, 2017. The increase in research, development, and engineering expense resulted primarily from increased engineering personnel and development costs associated with our fiber optic test and measurement products.

Investment Income
Investment income was $0.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we invested a portion of our cash in funds holding U.S. treasury securities. We did not have any investment income for the nine months ended September 30, 2017.
Income Tax Benefit
For each of the nine months ended September 30, 2018 and 2017, we recognized an income tax benefit from continuing operations of $0.7 million, representing an effective tax rate of (98%) and 35%, respectively. The decrease in our effective tax rate for continuing operations in 2018 as compared to 2017 was primarily due to an increase in the intraperiod allocation of tax benefit from discontinued operations. In addition, as a result of the Tax Cuts and Jobs Act of 2017, the corporate federal statutory tax rate decreased to 21% in 2018 from 35% in 2017.

Net Income/(Loss) From Continuing Operations
During the nine months ended September 30, 2018, we recognized income from continuing operations before income taxes of $0.7 million compared to a loss from continuing operations before income taxes of $1.9 million for the nine months ended September 30, 2017. After tax, our net income from continuing operations was $1.4 million for the nine months ended September 30, 2018, compared to a net loss from continuing operations of $1.3 million for the nine months ended September 30, 2017.
Net Income From Discontinued Operations
For the nine months ended September 30, 2018, our net income from discontinued operations of $8.7 million represented the operating results of our optoelectronic components business for the period prior to the sale of that business and the after-tax gain realized upon the sale of that business in July 2018. For the nine months ended September 30, 2017, our net income from discontinued operations of $15.4 million represented the operating results of our high speed optical receivers business for the period prior to the sale of that business in addition to the after-tax gain realized upon the sale of the business in August 2017.

Liquidity and Capital Resources
At September 30, 2018, our total cash and cash equivalents were $47.1 million.

We currently have a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we have two term loans with an aggregate original borrowing amount of $7.0 million. As of September 30, 2018, these term loans had an aggregate outstanding principal balance of $1.1 million. One term loan, with a balance of $0.1 million as of September 30, 2018, matures on December 1, 2018. The other term loan, with a balance of $1.0 million as of September 30, 2018, matures on May 1, 2019. The term loans bear interest at a floating rate of prime plus 2%. We may prepay amounts due under the term loans at any time, subject to prepayment penalties of up to 2% of the amount of prepayment. Amounts due under the term loans are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. The term loans contain customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs, SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. As of September 30, 2018, we were in compliance with all covenants under the Loan and Security Agreement.

We believe that our cash balance as of September 30, 2018 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Nine Months Ended September 30,
	2018	2017	$ Difference
Net cash (used in)/provided by operating activities	$(3,444,408)	$581,386	$(4,025,794)
Net cash provided by investing activities	14,227,434	26,743,345	(12,515,911)
Net cash used in financing activities	(619,840)	(1,612,752)	992,912
Net increase in cash and cash equivalents	$10,163,186	$25,711,979	$(15,548,793)
During the first nine months of 2018, operations used $3.4 million of cash, as compared to the same period in 2017 in which operations provided $0.6 million of cash. During the first nine months of 2018, net cash used in operating activities consisted of our net income of $10.1 million, which included a gain recognized on the sale of our optoelectronic components business of $7.6 million in addition to non-cash charges for depreciation and amortization of $0.9 million and share-based compensation of $0.3 million, offset by a net cash outflow of $7.2 million from changes in working capital. The changes in working capital included a reduction in contract liabilities of $1.9 million primarily as a result of the payment of $1.6 million in outstanding claims for excess billed amounts on government research contracts. The changes in working capital also included an increase in accounts receivable of $4.1 million, an increase in contract assets of $1.0 million, an increase in inventory of $1.0 million, all partially offset by a reduction in other current assets of $0.5 million and increase in accounts payable and accrued expenses of $0.3 million.
During the first nine months of 2017, the $0.6 million of net cash provided by operating activities consisted of our net income of $14.2 million which included a gain recognized on the sale of our high speed optical receivers business of $15.1 million in addition to non-cash charges for depreciation and amortization of $2.2 million and share-based compensation of $0.5 million. Additionally, changes in working capital resulted in a net cash outflow of $1.3 million, principally driven by a reduction in accounts receivable of $2.1 million, a reduction in other current assets of $0.5 million, an increase in accounts payable and accrued expenses of $1.6 million, and an increase in inventory of $2.3 million.
Cash provided by investing activities for the nine months ended September 30, 2018 included $14.8 million in proceeds from the sale of our optoelectronic components business, partially offset by $0.3 million of fixed asset additions and $0.3 million of capitalized intellectual property costs. Cash provided by investing activities for the nine months ended September 30, 2017 included $28.0 million in proceeds from the sale of our high speed optical receivers business partially offset by fixed asset additions of $0.9 million and capitalized intellectual property costs of $0.4 million.
Net cash used in financing activities during the nine months ended September 30, 2018 and 2017 included long term debt repayments of $1.4 million. During the nine months ended September 30, 2018 and 2017 we also repurchased $0.5 million and $0.2 million, respectively of our common stock on the open market. During the nine months ended September 30, 2018 we received proceeds from the exercise of options and warrants of $1.3 million.
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
We are exposed to interest rate fluctuations as a result of our term loans with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of 1.1 million outstanding under the term loans as of September 30, 2018, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $6,000.
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
Foreign Currency Exchange Rate Risk
As of September 30, 2018, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the nine months ended September 30, 2018 and 2017, revenues generated under the SBIR program represented 37% and 32%, respectively, of our total revenues.
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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2018, we had approximately 166 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 52% and 58% of our consolidated total revenues for the nine months ended September 30, 2018 and 2017, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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

We may not realize the anticipated benefits of our acquisition of Micron.

In October 2018, we acquired Micron. Acquisitions are inherently risky, and we may not realize the anticipated benefits of the acquisition of Micron. Specifically, we are subject to the risks that:

•	we fail to successfully develop or integrate Micron's employees and historical business in order to achieve our strategic objectives; and

•	our due diligence processes in connection with the acquisition fail to identify significant problems, liabilities or other shortcomings or challenges or Micron.

If we are unable to successfully integrate Micron’s business and employees, it could have an adverse effect on our future results and the market price of our common stock.

The success of our acquisition of Micron will depend, in large part, on our ability to integrate the Micron operations into our existing Lightwave division. This integration may be complex and time-consuming.

The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the acquisition. Potential difficulties that may be encountered in the integration process include the following:

•	complexities associated with managing the larger combined company with distant business locations;

•	integrating personnel from the two companies;

•	current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retrain, recruit and motivate key personnel;

•	lost sales and customers as a result of Micron's customers deciding not to do business with the combined company;

•	potential unknown liabilities and unforeseen expenses associated with the acquisition; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management's attention caused by integrating the companies' operations.

If any of these events were to occur, the ability of the combined company to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the acquisition could be adversely affected or could reduce our future earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common stock.
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
In addition, some of our licenses with academic institutions give us the right to use certain technology previously developed by researchers at these institutions. In certain cases, we also have the right to practice improvements on the licensed technology to the extent they are encompassed by the licensed patents and are within our field of use. Our licensors may currently own and may in the future obtain additional patents and patent applications that are necessary for the development, manufacture and commercial sale of our anticipated products. We may be unable to agree with one or more academic institutions from which we have obtained licenses whether certain intellectual property developed by researchers at these academic institutions is covered by our existing licenses. In the event that the new intellectual property is not covered by our existing licenses, we would be required to negotiate a new license agreement. We may not be able to reach agreement with current or future licensors on commercially reasonable terms, if at all, or the terms may not permit us to sell our products at a profit after payment of royalties, which could harm our business.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2018
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2018, the Series A Preferred Stock issued to Carilion has accrued $1,351,226 in dividends. The accrued dividend as of September 30, 2018 will be paid by the issuance of 691,162 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

Warrant Exercises
During the three months ended September 30, 2018, Carilion Clinic exercised warrants to purchase an aggregate of 159,097 shares of common stock at an exercise price of $2.50 per share, resulting in aggregate proceeds to us of $397,743. The exercises were exempt from registration under the Securities Act pursuant to the exemption under Section 4(a)(2) as an offering to one accredited investor in an offering that did not involve a public offering.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1(1)+	Asset Purchase Agreement, by and between the Registrant and OSI Optoelectronics, Inc., dated as of July 31, 2018 (Exhibit 2.1)

2.2(2)+	Asset Purchase Agreement, by and among Luna Technologies, Inc., the Registrant and Micron Optics, Inc., dated as of October 15, 2018 (Exhibit 2.1)

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)
Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, Commission File No. 000-52008, filed on August 1, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(2)
Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, Commission File No. 000-52008, filed on October 16, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(3)
Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 1, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

+
Pursuant to Item 601 (b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

†	Indicates management contract or compensatory plan.
*
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated
Date:	November 13, 2018	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)