Form 10-K
period 2018-12-31
LUNA INNOVATIONS INC
filed 2019-03-15
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2018 based upon the closing price of Common Stock on such date as reported by the Nasdaq Capital Market, was approximately $71.9 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 12, 2019 there were 28,125,598 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2019 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2018, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

PART I

ITEM 1.    BUSINESS
Company Overview and Business Model

Luna Innovations Incorporated ("we" or the "Company") is a leader in advanced optical technology, providing high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing products for industries utilizing composite and other advanced materials, such as the automotive, aerospace, energy and infrastructure industries. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by providing valuable information such as highly detailed stress, strain, and temperature measurements of a new design or manufacturing process. In addition, our distributed fiber optic sensing products are used to monitor the structural integrity or operational health of critical assets, including large civil structures such as bridges. Our communications test products accelerate the development of advanced fiber optic components and networks by providing fast and highly accurate characterization of components and networks. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
We are organized into two main business segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets distributed fiber optic sensing products, as well as communications test products. We are continuing to develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy, and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Products and Licensing segment revenues represented approximately 51% and 44% of our total revenues for the years ended December 31, 2018 and 2017, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing & instrumentation, advanced materials, optical technologies, and health sciences. Our Technology Development segment comprised approximately 49% and 56% of our total revenues for the years ended December 31, 2018 and 2017, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA").
Our SBIR research is focused on technological areas with commercial potential and we strive to commercialize any resulting scientific advancements. For the year ended December 31, 2018, approximately 44% of our total revenues were generated under the SBIR program, compared to 37% for the year ended December 31, 2017.
For the years ended December 31, 2018 and 2017, 53% and 48%, respectively, of our total revenues were derived from the U.S. government.
Acquisition of General Photonics Corporation
On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $19.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. Additionally, we can become obligated to pay additional cash consideration of up to $1.0 million if certain revenue targets for the GP historical business are met for the twelve months following the closing.

Acquisition of Micron Optics, Inc.
On October 15, 2018, we acquired the assets of Micron Optics, Inc. ("MOI"), a leading provider of innovative optical components and laser-based equipment that advance the quality of optical measurements, allowing the sensing, imaging, and telecommunications industries to make critical measurements for total cash consideration of $5 million, including $4.0 million paid at closing and $1.0 million placed in escrow until the later of October 1, 2019, or the date that specified matters are resolved as agreed by us and MOI. The purchase price was subject to adjustment after closing based upon an analysis of final working capital compared to a target amount specified in the purchase agreement. In 2019, we expect to pay an additional $0.5 million to MOI in connection with the working capital adjustment. With the acquisition of MOI, we expanded our technology and product portfolio to include optical sensors and sensing interrogators capable of a broader range of measurement capabilities, including higher speed measurements such as vibration, and the ability to instrument larger structures over longer distances. In addition, the MOI acquisition added a product suite of tunable optical filters, optical sensors, and swept lasers.
Products and Licensing
Our Products and Licensing segment includes the sale of fiber optic test & measurement instruments. We provide fiber optic test & measurement products which provide solutions primarily for the telecommunications industry marketed under the Luna Technologies brand. We also market our ODiSI platform of products for distributed and very high resolution sensing of strain and temperature utilizing optical fiber. Following the acquisition of MOI, we also market our Hyperion platform of products for distributed fiber optic sensing that offer dynamic measurement capabilities and the ability to operate over longer distances. Following our acquisition of GP, we also market solutions for the measurement, management and control of polarization and delay in fiber optic networks. We refer to the groups within our company who develop, manufacture, support, and sell these products as our Lightwave division.
Our key initiative for long term growth is to become a leading provider of fiber optic test and measurement equipment, including products for physical sensing systems and standard test methods based upon the ODiSI and Hyperion product platforms and products for the characterization of high speed fiber optic components and networks, including the growing silicon photonics market. Our primary product lines in our Products and Licensing segment are described in more detail below.
Test & Measurement, Sensing, and Instrumentation Products
Test & Measurement Equipment for Fiber Optic Components and Sub-Assemblies

Our product lines in the optical test & measurement domain include our Optical Vector Analyzer, our Optical Backscatter Reflectometer, and the Phoenix family of tunable lasers.
Historically, our optical test & measurement products have primarily served the telecommunications industry, as well as valuable applications in other fields. Our test & measurement products test and monitor the integrity of fiber optic network components and sub-assemblies. These products are designed for manufacturers and suppliers of optical components and sub-assemblies and allow them to reduce development, test and production costs and improve the quality of their products. Our products are particularly useful for characterizing and testing photonic integrated circuits, such as silicon photonics components, which are a critical technology enabling the growing worldwide demand for internet connectivity. Most manufacturers and suppliers of optical components and modules currently use a combination of different types of optical test equipment to measure performance and identify failures in optical networks, such as bad splices, bends, crimps and other reflective and non-reflective events that can cause defects and negatively impact product performance. Our optical test equipment products replace the need to employ multiple test products by addressing all stages of the end user’s product development lifecycle, including design verification, component qualification, assembly process verification and failure analysis.

ODiSI Sensing Solution
Our ODiSI products provide fully distributed strain and temperature measurements and deliver an extraordinary amount of data by using an optical fiber as a continuous sensor for up to 50 meters in length. Compared to traditional sensing methods, such as electrical strain gages, this technology provides greater insight into the performance, tolerances and failure mechanisms of composite structures and vehicles and can be integrated into locations and environments not accessible with traditional sensors. We believe the technology can provide exceptional value to the aerospace and automotive industries as they adopt electrification and lighter weight systems and transition from steel and aluminum to composite structures.
We have significant expertise in distributed sensing systems, such as ODiSI, which are products that incorporate multiple channels of fiber optic sensors whose inputs are integrated through an advanced measurement system and software. These products use fiber optic sensing technology with an innovative monitoring system that allows several thousand sensors to be networked along a single optical fiber.
Hyperion Sensing Solution
Our Hyperion sensing products expand our capabilities in fiber optic sensing by providing distributed sensing using hundreds of Fiber-Bragg Grating ("FBG") or Extrinsic Fabry-Perot ("FP") sensors measured at sampling rates up to 5KHz. Hyperion enables rapid full-spectrum data acquisition and flexible peak detect algorithms of FBGs, Long Period FBGs and FP sensors with low-latency access to data for closed loop feedback applications. Our Hyperion products target fiber optic sensing applications that require more dynamic measurement capabilities or longer distances than provided by our ODiSI platform.
General Photonics
Our GP products include components, modules, and instruments to measure, manage and control polarization and group delay in fiber optic networks. Our proprietary fiber optic squeezing technology ensures high performance polarization control. In addition, we manufacture and sell fiber optic coils for use in gyroscopes.
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
TeraMetrix
Our TeraMetrix products are used to measure and verify physical properties on-line and in real-time to reduce raw materials and rework costs in manufacturing processes as well as to conduct quality control monitoring utilizing terahertz ("THz") measurement technologies. THz is a region of the electromagnetic spectrum that lies between microwave and infrared waves and is in the early stages of adoption. While microwaves and infrared waves have been explored and commercialized for decades, THz waves are in the early stages of being explored and commercialized due to the fact that they have historically been very difficult to generate and detect. Advances in femtosecond lasers and ultra-fast semiconductor and electro-optic devices combined with fiber-optic packaging technologies have enabled the development of practical THz instrumentation for the research market with increasing adoption in the industrial, military and aerospace markets. THz can be used to "look" through and beneath materials with high two-dimensional and three-dimensional spatial resolution. It can also uniquely identify the chemical composition of many hidden or subsurface objects using non-ionizing radiation, which is not harmful to humans at the power levels commonly used today. We market our THz based products instruments and sensors primarily through value added resellers.
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
We market our THz instruments primarily to original equipment manufacturers through a mix of technical sales engineers, value added resellers, and independent sales representatives. We market these products and capabilities through industry specific channels, including the internet, industry trade shows, and in print through trade journals.
We believe that we provide a high level of support in developing and maintaining our long-term relationships with our customers. Customer service and support are provided through our offices and those of our partners that are located throughout the world.
Technology Development
We provide applied research for customers in our primary areas of focus, including sensing and materials such as coatings, adhesives, composites and bio-engineered materials. We generally compete to win contracts in these areas on a fee-for-service basis. Our Technology Development segment has a successful track record of evaluating innovative technologies to address the needs of our customers.
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
Although we conduct our applied research on a fee-for-service basis for third parties, we seek to retain full or partial rights to the technologies and patents developed under those contracts and to continuously enlarge and strengthen our intellectual property portfolio. New technology that we develop may complement existing technologies and enable us to develop applications and products that were not previously possible. In addition, the technologies we develop may also be applicable to commercial markets beyond the scope of the applications originally contemplated in the contract research stage, and we endeavor to capture the value of those opportunities. Funded research and development within this business segment was $21.0 million and $18.6 million for the years ended December 31, 2018 and 2017, respectively.
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
Currently, we own or license approximately 262 U.S. and international patents and approximately 255 U.S. and international patent applications, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. Our issued patents generally have terms that are scheduled to expire between 2019 and 2037. The patents scheduled to expire in 2019 are not expected to have a significant impact on our revenues or results of operations. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

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
Material Agreements

Sale of High Speed Optical Receiver ("HSOR") Business
On August 9, 2017, we completed the sale of our HSOR business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. In December 2018, we received $1.5 million of the escrow amount. The remaining $2.5 million remains in escrow and is pending the resolution of certain indemnification claims which the buyer has made and which are disputed by us. The HSOR business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015.

Sale of Luna Optoelectronics
In July 2018 we sold substantially all of the assets associated with our custom optoelectronic components and sub-assemblies business for total cash consideration of $17.5 million, paid at closing, in addition to contingent consideration of up to $1.0 million. The contingent consideration is subject to the optoelectronic business achieving specified revenue targets for the 18 month period following the closing date. The optoelectronic business was a component of the operations of Advanced Photonix, Inc.

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

In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2018, we, including all of our divisions, had 196 full- and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated” or have the power to control us. In determining whether firms are affiliated, the SBA evaluates factors such as stock ownership and common management, but it ultimately may make its determination based on the totality of the circumstances. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. If we grow larger, and if our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found below in “Risk Factors.”
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
Employees
As of December 31, 2018, we had approximately 196 total employees, including approximately 141 in research, development and engineering positions, approximately 20 in operations, approximately 12 in sales and marketing, and approximately 23 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
Backlog
We have historically had a backlog of contracts, primarily within our Technology Development segment, for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our backlog was $26.0 million and $23.5 million at December 31, 2018 and 2017, respectively.
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Unfunded backlog was $4.5 million and $5.5 million as of December 31, 2018 and 2017, respectively. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.
Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue within our Products and Licensing segment was $5.8 million and $6.9 million at December 31, 2018 and 2017, respectively.

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
Many of our products are manufactured internally. However we also rely upon contract manufacturers to produce certain lasers. Our reliance on contract manufacturers for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality control and costs. If the contract manufacturer for our products were unable or unwilling to manufacture our products in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce the supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.
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
In addition, U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers the inclusion of certain claimed costs deemed to be expressly unallowable, or improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, our reputation could suffer serious harm if allegations of impropriety were made against us. We have agreed on final billing rates with the U.S. government through December 31, 2017.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the year ended December 31, 2018, 44% of our total revenues were generated under the SBIR program, compared to 37% in for the year ended December 31, 2017.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2018, we had approximately 196 full and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 49% and 56% of our total revenues for the years ended December 31, 2018 and 2017, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
We have a history of net losses from operations and only recently generated positive net income from continuing operations of $1.2 million for the year ended December 31, 2018. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses in the future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with Nasdaq continued listing standards, as described further below.
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
We may require additional capital to support and expand our business.
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
Risks Relating to our Operations and Business Strategy
If we are unable to successfully integrate acquired businesses, it could have an adverse effect on our future results and the market price of our common stock.
In October 2018 we acquired the assets of Micron Optics, Inc., a leading provider of provider of innovative optical components and laser-based equipment that advance the quality of optical measurements. In March 2019 we acquired General Photonics Corporation, a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications. In the future, we may continue to seek acquisition targets supporting our growth strategy. The success of an acquisition will depend, in large part, on sales of the acquired company's products and the realization of operating synergies. To realize these anticipated benefits, we must successfully integrate the acquired company's business into our existing business. Such integrations may be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the acquisition. Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers deciding not to do business with us;

•	complexities associated with managing the larger combined company with distant business locations;

•	integrating personnel while maintaining focus on providing consistent, high quality products;

•	loss of key employees;

•	potential unknown liabilities associated with the acquisition;

•	performance shortfalls as a result of the diversion of management's attention caused by completing the acquisition and integrating operations.
If any of these events were to occur, our ability to maintain relationships with the customers, suppliers and employees or our ability to achieve the anticipated benefits of the acquisition could be adversely affected, or could reduce our future earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common stock.
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
Recent developments relating to the United Kingdom's referendum vote in favor of withdrawal from the European Union could adversely affect us.

The UK held a referendum on June 23, 2016, in which a majority voted for the UK’s withdrawal from the EU, commonly known as ‘Brexit’. As a result of this vote, on March 29, 2017, the UK officially started the separation process and commenced negotiations to determine the terms of the UK's withdrawal from the EU. The UK is currently scheduled to leave the EU at 11:00p.m. GMT on March 29, 2019. If the UK and the EU are unable to negotiate acceptable withdrawal terms, barrier-free access between the UK and other European Member States or among the EEA overall could be diminished or eliminated. The effects of Brexit are expected to be far-reaching and will depend on any agreements (or lack thereof) between the UK and the EU and, in particular, any arrangements for the UK to retain access to EU markets either during a transitional period or more permanently. Given the level of uncertainty, Brexit, and the perceptions as to its impact, may adversely affect business activity and economic conditions in the UK, Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets, asset valuations and credit ratings. Brexit could also have the effect of disrupting and potentially ending the free movement of goods, services and people between the UK and the EU, which may negatively affect our operations together with those of our customers and suppliers.

For example, it is unclear at this time what Brexit's impact will have on our intellectual property rights and the process for obtaining, maintaining, defending and enforcing such rights. For example, while current guidance provided by the UK’s government suggests that trademarks granted by the EU, known as EU registered trademarks or EUTMs, will be continue to be protected in the UK after Brexit, it is unclear whether we will be required to refile our trademarks and other intellectual property applications domestically in the UK and whether any other steps will be required for us to protect our trade marks in the UK in the future. As a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership in the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, we cannot be certain of the full extent to which Brexit could adversely affect our business, results of operations and financial condition.
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
A security breach or other significant disruption involving these types of information and IT networks and related systems could disrupt the proper functioning of these networks and systems and therefore our operations, compromise our confidential information and trade secrets, or damage our reputation among our customers and the public generally. We have not identified any significant security breaches or experienced other significant disruptions of these types to date. Any of these developments in the future could have a negative impact on our results of operations, financial condition and cash flows.
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
Carilion Clinic holds approximately 4.1 million shares of our common stock (including approximately 1.3 million shares issuable to Carilion upon conversion of shares of Series A Convertible Preferred Stock that Carilion holds). All of these shares have been registered for sale on a Form S-3 registration statement and, accordingly, may generally be freely sold by Carilion at any time. Any sales of these shares, or the perception that future sales of shares may occur by Carilion or any of our other significant stockholders, may have a material adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with Nasdaq's continuing listing standards in respect of our minimum stock price, as further described below.
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

The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $5.00 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

•	sales of our common stock by our significant stockholders, or the perception that such sales may occur;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	quarterly variations in our or our competitors’ results of operations;

•	challenges integrating our recent or future acquisitions, including the inability to realize any expected synergies;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or by our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	pending or threatened litigation;

•	any major change in our board of directors or management or any competing proxy solicitations for director nominees;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors;

•	a lack of, limited or negative industry or securities analyst coverage;

•	discussions of our company or our stock price by the financial and scientific press and online investor communities; and

•	general developments in our industry.

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
We lease approximately 11,000 square feet of space in Ann Arbor, Michigan, for research, development and manufacturing of our THz product platform. This lease expires December 31, 2021.
We lease approximately 19,600 square feet of space in Charlottesville, Virginia, near the University of Virginia, for use by certain groups in our Technology Development segment. This lease expires December 31, 2020.
We lease approximately 21,000 square feet of space in Atlanta, Georgia, for use by our Products and Licensing segment. This lease expires October 31, 2020.
We own a 24,000 square foot facility in Danville, Virginia for use by certain groups in our Technology Development segment.
We lease approximately 28,000 square feet of space in Chino, California, for manufacture and support of our GP products.
We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. The Claim received from Macom totaled $2.1 million under various indemnity provisions. We have disputed Macom's assertion of right to payment for the matters described in the Claim. It is uncertain what amount, if any, will be owed in settlement of the Claim. As of December 31, 2018, $1.5 million of the escrow balance had been received with the remaining $2.5 million in the escrow account pending resolution of the dispute.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDERS
Our common stock is listed on the Nasdaq Capital Market under the symbol "LUNA." As of March 12, 2019, we had 28,125,598 shares of common stock outstanding held by 100 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the Nasdaq Capital Market, as compared to the cumulative total return of the Nasdaq Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price on January 1, 2014, and an equivalent amount in the Nasdaq Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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
Unregistered Sales of Equity Securities
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through December 31, 2018, the Series A Preferred Stock issued to Carilion has accrued $1,417,633 in dividends. The accrued dividend as of December 31, 2018 will be paid by the issuance of 710,985 shares of our common stock, which we will issue at Carilion’s written request. As the Series A

Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Parties-

Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA
The consolidated statement of operations data for each of the years ended December 31, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements that do not appear in this report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements, and the historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended December 31,
In thousands, except share and per share data	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Revenues:
Technology development	$20,968	$18,576	$16,281	$13,599	$12,206
Products and licensing	21,950	14,505	13,323	12,975	9,054
Total revenues	42,917	33,082	29,604	26,574	21,260
Cost of revenues:
Technology development	15,400	13,988	12,473	10,379	9,376
Products and licensing	8,079	5,724	5,417	5,652	4,047
Total cost of revenues	23,479	19,713	17,890	16,031	13,423
Gross profit	19,438	13,369	11,714	10,543	7,837
Operating expense	18,560	15,577	15,840	17,359	12,342
Operating income/(loss)	878	(2,208)	(4,126)	(6,816)	(4,505)
Other (expense)/income, net	(17)	26	28	(53)	111
Interest income	550	—	—	—	—
Interest expense, net	(124)	(217)	(317)	(218)	(96)
Income/(loss) from continuing operations before income taxes	1,286	(2,399)	(4,414)	(7,087)	(4,490)
Income tax expense/(benefit)	48	(1,149)	(136)	(602)	(1,137)
Net income/(loss) from continuing operations	1,238	(1,250)	(4,279)	(6,484)	(3,353)
Income from discontinued operations, net of income taxes	9,766	15,866	1,909	8,801	9,347
Net income/(loss)	11,004	14,616	(2,369)	2,317	5,994
Preferred stock dividend	257	147	105	86	112
Net income/(loss) attributable to common stockholders	$10,747	$14,469	$(2,475)	$2,231	$5,882
Net income/(loss) per share from continuing operations:
Basic	$0.04	$(0.05)	$(0.16)	$(0.28)	$(0.23)
Diluted	$0.04	$(0.05)	$(0.16)	$(0.28)	$(0.23)
Net income per share from discontinued operations:
Basic	$0.35	$0.58	$0.07	$0.38	$0.63
Diluted	$0.30	$0.58	$0.07	$0.38	$0.63
Net income/(loss) per share attributable to common stockholders:
Basic	$0.39	$0.52	$(0.09)	$0.10	$0.40
Diluted	$0.33	$0.52	$(0.09)	$0.10	$0.40
Weighted-average shares:
Basic	27,596,401	27,579,988	27,547,217	23,026,494	14,880,697
Diluted	32,452,228	27,579,988	27,547,217	23,026,494	14,880,697

	As of December 31,
In thousands	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,460	$36,982	$17,464	$14,117	$7,779
Working capital	56,089	43,975	23,417	15,413	10,106
Total assets	75,599	66,223	58,132	27,584	19,704
Total current liabilities	12,139	14,826	15,334	8,473	7,206
Total debt	619	2,436	6,125	625	2,125

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
Business Overview

We are a leader in advanced optical technology, providing high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing products for industries utilizing composite and other advanced materials, such as the automotive, aerospace, energy and infrastructure industries. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by providing valuable information such as highly detailed stress, strain, and temperature measurements of a new design or manufacturing process. In addition, our distributed fiber optic sensing products are used to monitor the structural integrity or operational health of critical assets, including large civil structures such as bridges. Our communications test products accelerate the development of advanced fiber optic components and networks by providing fast and highly accurate characterization of components and networks. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
We are organized into two main operating segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets distributed fiber optic sensing products, as well as communications test products. We are continuing to develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy, and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Products and Licensing segment revenues represented approximately 51% and 44% of our total revenues for the years ended December 31, 2018 and 2017, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing & instrumentation, advanced materials, and health sciences. Our Technology Development segment comprised approximately 49% and 56% of our total revenues for the years ended December 31, 2018 and 2017, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $26.0 million and $23.5 million at December 31, 2018 and 2017, respectively. The approximate value of our Products and Licensing segment backlog was $5.8 million and $6.9 million at December 31, 2018 and 2017, respectively.
Revenues from product sales are mostly derived from the sales of our sensing and test & measurement products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the near term, we expect revenues from product sales to continue to be primarily in areas associated with our fiber optic test & measurement and sensing platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.
We realized net income attributable to common stockholders of approximately $10.7 million for the year ended December 31, 2018 and net income attributable to common stockholders of approximately $14.5 million for the year ended December 31, 2017. Excluding the effects of our HSOR business and our optoelectronics business, which we sold in 2017 and 2018, respectively, we realized a net income from continuing operations of $1.2 million for the year ended December 31, 2018 and a net loss from continuing operations of $1.3 million for the year ended December 31, 2017.
We may incur increasing expenses as we seek to expand our business, including expenses for research and development, sales and marketing and manufacturing capabilities. We may continue to grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and goodwill and other acquisition-related expenses. As a result, we may incur net losses in future periods, and these losses could be substantial.
Acquisition of General Photonics Corporation.
On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $19.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. Additionally, we can become obligated to pay additional cash consideration of up to $1.0 million if certain revenue targets for the GP historical business are met for the twelve months following the closing.

Acquisition of Micron Optics, Inc.
On October 15, 2018, we acquired the assets of the United States operations of Micron Optics, Inc. ("MOI"), a leading provider of innovative optical components and laser-based equipment that advance the quality of optical measurements, allowing the sensing, imaging, and telecommunications industries to make critical measurements for total cash consideration of $5 million, including $4.0 million paid at closing and $1.0 million placed in escrow until the later of October 1, 2019, or the date that specified matters are resolved as agreed by us and MOI. The purchase price was subject to adjustment after closing based upon an analysis of final working capital compared to a target amount specified in the purchase agreement. In 2019, we expect to pay an additional $0.5 million to MOI in connection with the working capital adjustment. With the acquisition of MOI, we expanded our technology and product portfolio to include optical sensors and sensing interrogators capable of a broader range of measurement capabilities, including higher speed measurements such as vibration, and the ability to instrument larger structures over longer distances. In addition, the MOI acquisition adds a product suite of tunable optical filters, optical sensors, and swept lasers.
Sale of Luna Optoelectronics Business
In July 2018, we sold substantially all of the assets associated with our custom optoelectronic components and sub-assemblies business for total cash consideration of $17.5 million, paid at closing, in addition to contingent consideration of up to $1.0 million. The contingent consideration is subject to the optoelectronic business achieving specified revenue targets for the 18 month period following the closing date. In addition, the purchase price was subject to adjustment based upon an analysis of final working capital as of the acquisition date compared to a target amount specified in the purchase agreement. Following closing, we received and additional $0.7 million in connection with the working capital adjustment. We have been engaged since 2015 in the optoelectronic business as part of our acquisition of Advanced Photonix, Inc.
Sale of High Speed Optical Receiver Business
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. As of December 31, 2018, $1.5 million of the escrow balance had been received. The remaining $2.5 million remains in the escrow account pending resolution of a dispute over certain indemnity claims by the buyer.

Description of Our Revenues, Costs and Expenses
Revenues
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. Our Technology Development segment revenues represented approximately 49% and 56% of our total revenues for the years ended December 31, 2018 and 2017, respectively.
Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property. Products and licensing revenues represented approximately 51% and 44% of our total revenues for the years ended December 31, 2018 and 2017, respectively.
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
Interest Expense, Net
We have a term loan with Silicon Valley Bank ("SVB") which is scheduled to mature in May 2019. The term loan carries interest at a variable rate of prime plus 2%. At December 31, 2018, we had $0.6 million in the aggregate outstanding on this term loan.
During the years ended December 31, 2018 and 2017, interest expense primarily included interest accrued on our outstanding SVB debt and interest incurred with respect to our capital lease obligations.

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

Contract revenue recognition is measured over time as we perform because of continuous transfer of control to the customer. For U.S. government contracts which are typically subject to the Federal Acquisition Regulation, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for cost incurred plus a reasonable profit and take control of any work in process. From time to time, as part of normal management processes, facts may change, causing revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

Because of control transferring over time, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. We generally use the input method, more specifically the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The underlying bases for estimating our contract research revenues are measurable expenses, such as labor, subcontractor costs and materials, and data that are updated on a regular basis for purposes of preparing our cost estimates. Our research contracts generally have a period of performance of six months to three years, and our estimates of contract costs have historically been consistent with actual results. Revisions in these estimates between accounting periods to reflect changing facts and circumstances have not had a material impact on our operating results, and we do not expect future changes in these estimates to be material. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

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

Whether certain costs under government contracts are allowable is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not likely have a significant impact on revenues recognized for those contracts. We have agreed on final billing rates with the government through December 31, 2017.

Products and Licensing Revenues

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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a $1.9 million reduction in the deferred tax asset and a corresponding reduction in the valuation allowance in 2017. In 2018, we realized a benefit of $0.6 million in recovery of the alternative minimum tax credit from prior periods. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on our financial statements.
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
Business Combinations
We account for business combinations under the acquisition method of accounting. Under this method, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of acquisition consideration over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill.

Results of Operations
The following table shows information derived from our consolidated statements of operations expressed as a percentage of total revenues for the periods presented.

	Years ended December 31,
	2018	2017
Revenues:
Technology development	48.9%	56.2%
Products and licensing	51.1	43.8
Total revenues	100.0	100.0
Cost of revenues:
Technology development	35.9	42.3
Products and licensing	18.8	17.3
Total cost of revenues	54.7	59.6
Gross profit	45.3	40.4
Operating expense	43.2	47.1
Operating income/(loss)	2.1	(6.7)
Total other income/(expense)	1.0	(0.6)
Income/(loss) from continuing operations before income taxes	3.1	(7.3)
Income/(loss) from continuing operations, net of income taxes	2.9	(3.8)
Income from discontinued operations, net of income taxes	22.8	48.0
Net income	25.7%	44.2%
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues

	Years ended December 31,
	2018	2017	$ Difference	% Difference
Technology development revenues	$20,967,556	$18,576,383	$2,391,173	12.9%
Products and licensing revenues	21,949,689	14,505,482	7,444,207	51.3%
Total revenues	$42,917,245	$33,081,865	$9,835,380	29.7%
Our Technology Development segment revenues increased $2.4 million to $21.0 million for the year ended December 31, 2018 compared to $18.6 million for the year ended December 31, 2017. This increase was attributable primarily to growth in our intelligent systems and biomedical technologies groups. Revenues within these groups increased due to additional contract awards, including higher value Phase II SBIR contracts.
Our Products and Licensing segment revenues increased $7.4 million to $21.9 million for the year ended December 31, 2018 compared to $14.5 million for the year ended December 31, 2017. This increase was primarily driven by an increase in our sales of optical backscatter reflectometer instruments and ODiSI instruments. In addition, revenues associated with the operations of MOI, which we acquired on October 15, 2018, were $2.6 million for the period from the completion of the acquisition through December 31, 2018.

Cost of Revenues

	Years ended December 31,
	2018	2017	$ Difference	% Difference
Technology development costs	$15,400,475	$13,988,378	$1,412,097	10.1%
Products and licensing costs	8,078,870	5,724,457	2,354,413	41.1%
Total costs of revenues	$23,479,345	$19,712,835	$3,766,510	19.1%
Our Technology Development segment costs increased $1.4 million, to $15.4 million for the year ended December 31, 2018 compared to $14.0 million for the year ended December 31, 2017. The overall increase in Technology Development segment costs was driven by increases in direct labor and subcontractor costs consistent with the rate of growth in Technology Development segment revenues.
Our Products and Licensing segment costs increased $2.4 million to $8.1 million for the year ended December 31, 2018 compared to $5.7 million for the year ended December 31, 2017. The increase in product and licensing cost is attributable to the component costs associated with increased volume of optical backscatter reflectometer and ODiSI instrument sales. In addition, cost of revenues associated with the operations of MOI were $0.7 million for the period from the completion of the acquisition through December 31, 2018. Products and Licensing segment costs increased in accordance with the increase in Products and Licensing segment revenues over the same period taking into account the gross margin effect of the product mix.
Operating Expense

	Years ended December 31,
	2018	2017	$ Difference	% Difference
Selling, general and administrative expense	$14,794,205	$12,923,841	$1,870,364	14.5%
Research, development and engineering expense	3,766,160	2,653,337	1,112,823	41.9%
Total operating expense	$18,560,365	$15,577,178	$2,983,187	19.2%
Selling, general and administrative expenses increased $1.9 million to $14.8 million for the year ended December 31, 2018 compared to$12.9 million for the year ended December 31, 2017. The increase in selling, general and administrative expenses included $0.8 million in transaction-related expenses associated with the acquisition of MOI and $0.5 million in expenses associated with the operations of MOI for the period from the completion of the acquisition through December 31, 2018.
Research, development and engineering expenses increased $1.1 million to $3.8 million for the year ended December 31, 2018 compared to $2.7 million for the year ended December 31, 2017. During 2018, we increased our headcount and other expenses in engineering within our Lightwave division in order to accelerate our product development roadmap to continue our growth in the areas of fiber optic-based sensing and communications testing. In addition, the operations of research development and engineering expense associated with the operations of MOI for the period from the completion of the acquisition through December 31, 2018 were $0.3 million.
Interest Expense, Net
Our net interest expense was $0.1 million for the year ended December 31, 2018 compared to $0.2 million for the year ended December 31, 2017. The average monthly loan balance for the year ended December 31, 2018 was $1.5 million as compared to $3.3 million for the year ended December 31, 2017, resulting in this decrease in interest expense.

Investment Income
Investment income was $0.5 million for the year ended December 31, 2018. During the year ended December 31, 2018, we invested a portion of our cash in funds holding U.S. treasury securities. We did not have any investment income for the year ended December 31, 2017.
Income Tax Expense/(Benefit) from Continuing Operations

For the year ended December 31, 2018, we recorded income tax expense of $47,818, or 3.7% of our income from continuing operations, compared to an income tax benefit of $1.1 million, or 47.9% of our loss from continuing operations for the year ended December 31, 2017. The change resulted from the recognition of income from continuing operations in 2018 compared to a loss from continuing operations in 2017. The income tax benefit recognized in 2017 was also driven by the discrete gain associated with the discontinued operations of our former HSOR and optoelectronic components business and the related intraperiod tax allocation requirements.

Net Income/(Loss) From Continuing Operations

For the year ended December 31, 2018, we recognized income from continuing operations before income taxes of $1.3 million compared to a loss from continuing operations before income taxes of $2.4 million for the year ended December 31, 2017. After tax, our net income from continuing operations was $1.2 million for the year ended December 31, 2018, compared to a net loss from continuing operations of $1.3 million for the year ended December 31, 2017.
Income from Discontinued Operations, Net of Income Taxes
For the year ended December 31, 2018, we recognized income from discontinued operations, net of income taxes, of $9.8 million. For the year ended December 31, 2017, we recognized income from discontinued operations, net of income taxes, of $15.9 million. Net income from discontinued operations for the year ended December 31, 2018, included an after tax gain recognized on the sale of our optoelectronics business during 2018 of $8.6 million in addition to $1.2 million of after-tax income associated with the operations of the optoelectronics business prior to its sale. For the year ended December 31, 2017, our net income from discontinued operations included a $15.7 million after tax gain recognized on the sale of the HSOR business in addition to after-tax income of $0.2 million related to the operations of both the HSOR and optoelectronics businesses that were disposed of during 2017 and 2018, respectively.
Preferred Stock Dividend
In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carries an annual cumulative dividend of 6%, or approximately 79,292 shares of common stock per year. During each of 2018 and 2017, we accrued $0.3 million and $0.1 million, respectively, for the dividends payable to Carilion. The dividends are not payable in cash, but rather in shares of our common stock, until liquidation event occurs. During each of 2018 and 2017, 79,292 shares of common stock became issuable to Carilion as dividends and have been recorded in the statement of changes in stockholders’ equity.
Liquidity and Capital Resources
At December 31, 2018, our total cash and cash equivalents were $42.5 million. As described elsewhere in this report, subsequent to year end, we used $19.0 million of cash to purchase GP.
We have a term loan with SVB which, at December 31, 2018, had a balance of $0.6 million and matures on May 1, 2019. We may prepay amounts due under the term loan at any time, subject to prepayment penalties of up to 2% of the amount of prepayment. Amounts due under the term loan are secured by substantially all of our assets, including intellectual property, personal property and bank accounts.
The term loan contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the credit facility and foreclose on the collateral. Furthermore, an event of default under the credit facility would result in an increase in the interest rate on any amounts outstanding. The credit facility requires us to comply with certain operational and financial covenants, including maintaining a minimum cash balance of at least $4.0 million. As of December 31, 2018, we were in compliance with all covenants under the credit facility.
We maintain a letter-of-credit in the amount of $1.0 million as a condition of our lease on our Blacksburg office.
We believe that our cash and cash equivalents as of December 31, 2018 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash and cash equivalents.

Discussion of Cash Flows

	Years ended December 31,
	2018	2017
Net cash (used in)/provided by operating activities	$(3,308,825)	$915,042
Net cash provided by investing activities	10,037,123	26,181,400
Net cash used in financing activities	(1,249,564)	(2,917,367)
Net increase in cash and cash equivalents	$5,478,734	$24,179,075
During 2018, operations used $3.3 million of net cash, as compared to 2017, when operations provided $0.9 million of net cash. In 2018, our net income of $11.0 million included a gain on the sale of our optoelectronics business, net of income tax, of $8.6 million, and non-cash expenses which did not impact cash flow for the period. These non-cash expenses were depreciation and amortization of $1.2 million, and stock-based compensation of $0.6 million. Additionally, changes in working capital resulted in a net cash outflow of $7.6 million, principally driven by an increase in accounts receivable of $6.2 million, an increase in inventory of $1.0 million, an increase in contract assets of $0.8 million and decreases in accounts payable and accrued expenses of $0.5 million and contract liabilities of $1.0 million, partially offset by a decrease in prepaid expenses of $1.8 million.
In 2017, our net income of $14.6 million included after-tax income from discontinued operations of $15.7 million as well as charges for depreciation and amortization of $2.5 million and stock-based compensation of $0.7 million, each of which were non-cash items that do not impact cash flow for the period. Additionally, changes in working capital resulted in a net cash outflow of $1.4 million, principally driven by an increase in inventory of $1.9 million and an increase in accounts payable and accrued liabilities of $0.9 million partially offset by a decrease in accounts receivable of $1.2 million.
Cash provided by investing activities in 2018 consisted primarily of the proceeds from the sale of our optoelectronics business of $15.8 million, partially offset by payment of $5.0 million related to our acquisition of MOI along with $0.4 million of fixed asset additions and $0.4 million of capitalized intellectual property costs.
Cash provided by investing activities in 2017 consisted primarily of the proceeds from the sale of our HSOR business of $28.0 million, partially offset by a cash outflow of $2.0 million related to the purchase of property and equipment to expand our manufacturing capability as well as capitalized costs associated with securing intellectual property rights.

Cash used in financing activities for the year ended December 31, 2018 was $1.2 million, compared to cash used in financing activities of $2.9 million in 2017. During 2018, we repaid $1.8 million on our term loans with SVB. We also used $0.5 million to repurchase our common stock under our stock repurchase program and received $1.1 million from exercises of stock options and warrants. During 2017, we repaid $1.8 million on our outstanding term loan with SVB and also used $1.1 million to repurchase our common stock under our stock repurchase program.

Summary of Contractual Obligations
The following table sets forth information concerning our known contractual obligations as of December 31, 2018 that are fixed and determinable.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$625,000	$625,000	$—	$—	$—
Operating facility leases (2)	4,608,720	1,216,124	1,758,484	1,089,408	544,704
Other leases (3)	147,076	53,052	72,664	21,360	—
Purchase order obligation (4)	752,448	752,448	—	—	—
MOI working capital adjustment (5)	542,983	542,983	—	—	—
Other liabilities (6)	440,000	440,000	—	—	—
Total	$7,116,227	$3,629,607	$1,831,148	$1,110,768	$544,704
_________________________

(1)	Amounts due under our debt obligations to SVB are payable in monthly installments, plus accrued interest, through May 2019.

(2)
We lease our facilities in Blacksburg, Charlottesville and Roanoke, Virginia, Ann Arbor, Michigan, and Atlanta, Georgia under operating leases that as of December 31, 2018, are scheduled to expire between December 2018 and December 2024. Upon expiration of our office leases, we may exercise certain renewal options as specified in the leases. Rental payments associated with these option periods are not included in the table above.

(3)	In August 2013 and January 2016, we executed leases in the amounts of $51,000, and $207,000, respectively, for office equipment. These equipment leases expire in 2018 and 2021, respectively.

(4)
Purchase order obligations included outstanding orders for inventory purchases. In 2017 and 2018, our Luna Technologies subsidiary executed non-cancelable purchase orders for a total amount of $2.3 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in November 2017.

(5)
The final working capital associated with the acquisition of MOI is estimated to be higher than the target value specified in the asset purchase agreement and therefore such excess amount is payable to the stockholders of MOI.

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
We are exposed to interest rate fluctuations as a result of our SVB debt facility having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. The principal amount of $0.6 million outstanding under the term loan as of December 31, 2018, is scheduled to amortize in monthly installments through May 2019. A change of 1% in the applicable interest rate during 2018 would have had an insignificant impact in our annual interest expense.
Foreign Currency Exchange Rate Risk
As of December 31, 2018, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Luna Innovations Incorporated
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

Arlington, Virginia
March 14, 2019

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$42,460,267	$36,981,533
Accounts receivable, net	13,037,068	5,929,042
Receivable from sale of HSOR business	2,500,000	4,000,976
Contract assets	2,422,495	1,778,142
Inventory	6,873,742	4,634,781
Prepaid expenses and other current assets	935,185	1,140,999
Current assets held for sale	—	4,336,105
Total current assets	68,228,757	58,801,578
Property and equipment, net	3,627,886	2,854,641
Intangible assets, net	3,302,270	1,727,390
Goodwill	101,008	—
Long term contract assets	336,820	209,699
Other assets	1,995	1,995
Non-current assets held for sale	—	2,627,333
Total assets	$75,598,736	$66,222,636
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt obligations	$619,315	$1,833,333
Current portion of capital lease obligations	40,586	43,665
Accounts payable	2,395,984	2,111,077
Accrued liabilities	6,597,458	6,547,230
Contract liabilities	2,486,111	3,318,379
Current liabilities held for sale	—	972,451
Total current liabilities	12,139,454	14,826,135
Long-term portion of deferred rent	1,035,974	1,184,438
Long-term debt obligations	—	603,007
Long-term capital lease obligations	68,978	71,275
Total liabilities	13,244,406	16,684,855
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at December 31, 2018 and 2017	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 29,209,506 and 28,354,822 shares issued, 27,956,401 and 27,283,918 shares outstanding at December 31, 2018 and 2017, respectively	30,120	29,186
Treasury stock at cost, 1,253,105 and 1,070,904 shares at December 31, 2018 and 2017, respectively	(2,116,640)	(1,649,746)
Additional paid-in capital	85,744,750	83,563,208
Accumulated deficit	(21,305,222)	(32,406,189)
Total stockholders’ equity	62,354,330	49,537,781
Total liabilities and stockholders’ equity	$75,598,736	$66,222,636

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017
Revenues:
Technology development	$20,967,556	$18,576,383
Products and licensing	21,949,689	14,505,482
Total revenues	42,917,245	33,081,865
Cost of revenues:
Technology development	15,400,475	13,988,378
Products and licensing	8,078,870	5,724,457
Total cost of revenues	23,479,345	19,712,835
Gross profit	19,437,900	13,369,030
Operating expense:
Selling, general and administrative	14,794,205	12,923,841
Research, development and engineering	3,766,160	2,653,337
Total operating expense	18,560,365	15,577,178
Operating income/(loss)	877,535	(2,208,148)
Other income/(expense):
Other (expense)/income, net	(17,143)	26,106
Investment income	549,580	—
Interest expense, net	(124,344)	(217,352)
Total other income/(expense)	408,093	(191,246)
Income/(loss) from continuing operations before income taxes	1,285,628	(2,399,394)
Income tax (expense)/benefit	(47,818)	1,148,579
Net income/(loss) from continuing operations	1,237,810	(1,250,815)
Operating income from discontinued operations, net of income tax expense of $183,921 and $876,588	1,170,634	194,692
Gain on sale, net of $1,572,244 and $912,298 of related income taxes	8,595,797	15,671,028
Income from discontinued operations, net of income taxes	9,766,431	15,865,720
Net income	11,004,241	14,614,905
Preferred stock dividend	257,302	146,889
Net income attributable to common stockholders	$10,746,939	$14,468,016

Net income/(loss) per share from continuing operations:
Basic	$0.04	$(0.05)
Diluted	$0.04	$(0.05)
Net income per share from discontinued operations:
Basic	$0.35	$0.58
Diluted	$0.30	$0.58
Net income per share attributable to common stockholders:
Basic	$0.39	$0.52
Diluted	$0.33	$0.52
Weighted average shares:
Basic	27,596,401	27,579,988
Diluted	32,452,228	27,579,988

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance—January 1, 2017	1,321,514	$1,322	27,541,277	$28,600	446,827	$(517,987)	$82,451,958	$(46,874,205)	$35,089,688
Exercise of stock option	—	—	83,888	84	—	—	99,769	—	99,853
Stock-based compensation	—	—	147,333	287	—	—	714,807	—	715,094
Non-cash compensation	—	—	135,497	136	—	—	149,864	—	150,000
Stock dividends (1)	—	—	—	79	—	—	146,810	(146,889)	—
Purchase of treasury stock	—	—	(624,077)	—	624,077	(1,131,759)	—	—	(1,131,759)
Net income	—	—	—	—	—	—	—	14,614,905	14,614,905
Balance—December 31, 2017	1,321,514	$1,322	27,283,918	$29,186	1,070,904	$(1,649,746)	$83,563,208	$(32,406,189)	$49,537,781
Impact of change in accounting policy	—	—	—	—	—	—	—	354,028	354,028
Adjusted balance as of January 1, 2018	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,052,161)	49,891,809
Exercise of stock options and warrants	—	—	442,425	441	—	—	1,096,592	—	1,097,033
Stock-based compensation	—	—	282,394	282	—	—	627,857	—	628,139
Non-cash compensation	—	—	129,865	131	—	—	199,871	—	200,002
Stock dividends (1)	—	—	—	80	—	—	257,222	(257,302)	—
Purchase of treasury stock	—	—	(182,201)	—	182,201	(466,894)	—	—	(466,894)
Net income	—	—	—	—	—	—	—	11,004,241	11,004,241
Balance—December 31, 2018	1,321,514	$1,322	27,956,401	$30,120	1,253,105	$(2,116,640)	$85,744,750	$(21,305,222)	$62,354,330

(1)	The stock dividends payable in connection with the Series A Convertible Preferred Stock are issuable upon the request of Carilion.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017
Cash flows (used in)/provided by operating activities:
Net income	$11,004,241	$14,614,905
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,218,559	2,526,609
Stock-based compensation	627,856	715,094
Loss on disposal of fixed assets	(1,000)	3,640
Gain on sale of discontinued operations, net of income taxes	(8,595,797)	(15,671,028)
Bad debt	6,000	99,888
Changes in operating assets and liabilities:
Accounts receivable	(6,240,377)	1,152,055
Contract assets	(761,714)	—
Inventory	(967,797)	(1,902,311)
Other assets	1,849,630	83,428
Accounts payable and accrued expenses	(461,928)	(896,534)
Contract liabilities	(986,498)	—
Deferred revenue	—	189,296
Net cash (used in)/provided by operating activities	(3,308,825)	915,042
Cash flows provided by investing activities:
Acquisition of property and equipment	(386,890)	(1,352,531)
Proceeds from sale of property and equipment	1,000	3,000
Intangible property costs	(374,766)	(495,597)
Acquisition of Micron Optics	(5,001,750)	—
Proceeds from sale of discontinued operations, net	15,799,529	28,026,528
Net cash provided by investing activities	10,037,123	26,181,400
Cash flows used in financing activities:
Payments on debt obligations	(1,833,333)	(1,833,333)
Payments on capital lease obligations	(46,653)	(52,128)
Purchase of treasury stock	(466,894)	(1,131,759)
Proceeds from the exercise of options and warrants	1,097,316	99,853
Net cash used in financing activities	(1,249,564)	(2,917,367)
Net change in cash and cash equivalents	5,478,734	24,179,075
Cash and cash equivalents—beginning of period	36,981,533	12,802,458
Cash and cash equivalents—end of period	$42,460,267	$36,981,533
Supplemental disclosure of cash flow information
Cash paid for interest	$117,616	$209,497
Cash paid for income taxes	$1,846,037	$377,907
Cash received for income tax refunds	$17,834	$—
Common stock issued pursuant to restricted stock vesting	$200,202	$150,000
Dividend on preferred stock	$257,302	$146,889

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
We are a leader in advanced optical technology, providing high performance fiber optic test products for the telecommunications industry and distributed fiber optic sensing products for industries utilizing composite and other advanced materials, such as the automotive, aerospace, energy and infrastructure industries. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by providing valuable information such as highly detailed stress, strain, and temperature measurements of a new design or manufacturing process. In addition, our distributed fiber optic sensing products are used to monitor the structural integrity or operational health of critical assets, including large civil structures such as bridges. Our communications test products accelerate the development of advanced fiber optic components and networks by providing fast and highly accurate characterization of components and networks. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of advanced materials, sensing, and healthcare applications. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
Consolidation Policy
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include our accounts and the accounts of our wholly owned subsidiaries. We eliminate from our financial results all intercompany transactions.
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

Under the typical payment terms of our U.S. government contracts, the customer pays us either performance-based payments ("PBPs") or progress payments. PBPs, which are typically used in the firm fixed price contracts, are interim payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments, which are typically used in our cost type contracts, are interim payments based on costs incurred as the work progresses. For our U.S. government cost-type contracts, the customer generally pays us during the performance period for 80% to 90% of our actual costs incurred. Because the customer retains a small portion of the contract price until completion of the contract and audit of allowable costs, cost type contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments and PBPs paid in advance which are in excess of the revenue recognized and present these amounts as contract liabilities on the balance sheet.

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

Contract revenue recognition is measured over time as we perform because of continuous transfer of control to the customer. For U.S. government contracts which are typically subject to the Federal Acquisition Regulation, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for cost incurred plus a reasonable profit and take control of any work in process. From time to time, as part of normal management processes, facts may change, causing revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

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
Allowance for Uncollectible Receivables
Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bear on the ultimate collection of such amounts. The allowance was $0.3 million at each of December 31, 2018 and 2017.
Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. To date, we have not incurred losses related to cash and cash equivalents. Cash equivalents at December 31, 2018 and 2017 included $38.3 million and $25.2 million, respectively, invested in U.S. Treasury obligations through a sweep account with our bank. The full value of amounts invested through the sweep account are convertible to cash on a daily basis. Our cash transactions are processed through reputable commercial banks. We regularly maintain cash balances with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2018 and 2017, we had approximately $4.0 million and $11.5 million, respectively, in excess of FDIC insured limits.
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
Intangible Assets
Intangible assets consist of patents related to certain intellectual property that we have developed or acquired and identifiable intangible assets recognized in connection with our merger with Advanced Photonix, Inc. ("API") and Micron Optics, Inc. ("MOI"). We amortize our identified intangible assets over their estimated useful lives ranging between one and eleven years, and analyze the reasonableness of the remaining useful life whenever events or circumstances indicate that the carrying amount may not be recoverable to determine whether their carrying value has been impaired.

Goodwill
Goodwill is reviewed for impairment at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. We have established October 1 as our specified annual date for impairment testing.
Research, Development and Engineering
Research, development and engineering expenses not related to contract performance are expensed as incurred. We expensed $3.8 million and $2.7 million of non-contract related research, development and engineering expenses for the year ended December 31, 2018 and 2017, respectively.
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
Inventory
Inventory consists of finished goods, work in process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
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
The effect of 4.9 million common stock equivalents (which include outstanding warrants, preferred stock, accrued stock dividends, and stock options) are included for the diluted per share data for the year ended December 31, 2018. The effect of 4.3 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are not included for the year ended December 31, 2017, as they are anti-dilutive to earnings per share due to us having a net loss from continuing operations.
Stock-Based Compensation
We have two stock-based compensation plans, which are described further in Note 10. We recognize compensation expense based upon the fair value of the underlying equity award as of the date of grant. We have elected to use the Black-Scholes option pricing model to value any stock options granted. Restricted stock and restricted stock units awarded are valued at the closing price of our common stock on the date of the award. We recognize stock-based compensation for such awards on a straight-line method over the requisite service period of the awards taking into account the effects of the employees’ expected exercise. We reduce stock-based compensation expense for the value of any forfeitures of vested awards as such forfeitures occur.
We recognize expense for equity instruments issued to non-employees based upon the fair value of the equity instruments issued.
Advertising
We expense the cost of advertising as incurred. Advertising expenses were $0.1 million for each of the years ended December 31, 2018 and 2017.
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
Recent Accounting Pronouncements

Effective January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method. Under the modified retrospective approach, we apply the standards to new contracts and those that were not completed as of January 1, 2018. For those contracts not completed as of January 1, 2018, this method resulted in a cumulative adjustment to decrease the accumulated deficit in the net amount of $0.4 million. Prior periods will not be retrospectively adjusted, but we will maintain dual reporting for the year of initial application in order to maintain comparability of the periods presented. The cumulative effect of the changes made to our January 1, 2018 consolidated balance sheet for the adoption of Topic 606 was as follows:

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

Under the new standard, contracts in our Technology Development segment, which primarily provide research services, are not materially impacted upon the adoption of Topic 606 as revenue will continue to be recognized over time using an input model.  Contracts in our Products and Licensing segment generally provide for the following revenue sources: standard product sales, custom product development and sales, product rental, extended warranties, training/service, and certain royalties.  Revenues for this segment are recognized using either the “point in time” or “over time” methods of Topic 606, depending upon the revenue source.  The major change in revenue recognition for the Products and Licensing segment related to custom optoelectronic products which changed from “point in time” to “over time” upon the adoption of Topic 606. This change results in the acceleration of revenue when compared to existing standards with the cumulative adjustment relating to contracts that are not complete as of December 31, 2017 recognized as an adjustment to opening accumulated deficit on January 1, 2018.   The revenue received from our custom optoelectronic products segment is included as part of our discontinued operations (Note 17) and shown above in the current assets and liabilities held for sale as of December 31, 2017. Our revenue for our standard products will continue to be recognized using the "point in time" model of Topic 606, and the timing of such revenue recognition is not expected to differ materially from our historical revenue recognition. Other immaterial adjustments related to the Products and Licensing segment that are sometimes offered to customers include discounts on future purchases related to rental agreements, customer rights of return, and volume discounts.

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

Under the typical payment terms of our U.S. government contracts, the customer pays us either performance-based payments ("PBPs") or progress payments. PBPs, which are typically used in the firm fixed price contracts, are interim payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments, which are typically used in our cost type contracts, are interim payments based on costs incurred as the work progresses. For our U.S. government cost-type contracts, the customer generally pays us during the performance period for 80% to 90% of our actual costs incurred. Because the customer retains a small portion of the contract price until completion of the contract and audit of allowable costs, cost type contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments and PBPs paid in advance which are in excess of the revenue recognized and present these amounts as contract liabilities on the balance sheet.

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

Contract revenue recognition is measured over time as we perform because of continuous transfer of control to the customer. For U.S. government contracts which are typically subject to the Federal Acquisition Regulation, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for cost incurred plus a reasonable profit and take control of any work in process. From time to time, as part of normal management processes, facts may change, causing revisions to estimated total costs or revenues expected. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

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

Whether certain costs under government contracts are allowable is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not likely have a significant impact on revenues recognized for those contracts. We have agreed on final billing rates with the government through December 31, 2017.

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

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations, representing firm orders for which funding has not yet been appropriated. The approximate value of our Technology Development segment unfulfilled performance obligations was $26.0 million at December 31, 2018. We expect to satisfy 87% of the performance obligations in 2019, 9% in 2020 and the remaining by 2022. The approximate value of our Products and Licensing segment unfulfilled performance obligations was $5.8 million at December 31, 2018. We expect to satisfy 95% of the performance obligations in 2019, 4% in 2020 and the remaining by 2023.

We disaggregate our revenue from contracts with customers by geographic locations, customer-type, contract type, timing of recognition, and major categories for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended December 31, 2018			Year Ended December 31, 2018
	(unaudited)
	Technology Development	Products and Licensing	Total	Technology Development	Products and Licensing	Total
Total Revenue by Geographic Location
United States	$5,548,639	$3,624,247	$9,172,886	$20,967,556	$11,585,296	$32,552,852
Asia	—	2,697,215	2,697,215	—	5,977,563	5,977,563
Europe	—	1,331,145	1,331,145	—	3,873,161	3,873,161
Canada, Central and South America	—	282,990	282,990	—	382,797	382,797
All Others	—	54,089	54,089	—	130,872	130,872
Total	$5,548,639	$7,989,686	$13,538,325	$20,967,556	$21,949,689	$42,917,245

Total Revenue by Major Customer Type
Sales to the U.S. government	$5,418,679	$469,534	$5,888,213	$20,703,338	$1,834,289	$22,537,627
U.S. direct commercial sales and other	129,960	3,154,714	3,284,674	264,218	9,737,720	10,001,938
Foreign commercial sales & other	—	4,365,438	4,365,438	—	10,377,680	10,377,680
Total	$5,548,639	$7,989,686	$13,538,325	$20,967,556	$21,949,689	$42,917,245

Total Revenue by Contract Type
Fixed-price contracts	$2,777,012	$7,989,686	$10,766,698	$9,388,770	$21,949,689	$31,338,459
Cost-type contracts	2,771,627	—	2,771,627	11,578,786	—	11,578,786
Total	$5,548,639	$7,989,686	$13,538,325	$20,967,556	$21,949,689	$42,917,245

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$—	$7,824,102	$7,824,102	$—	$21,329,999	$21,329,999
Goods/services transferred over time	5,548,639	165,584	5,714,223	20,967,556	619,690	21,587,246
Total	$5,548,639	$7,989,686	$13,538,325	$20,967,556	$21,949,689	$42,917,245

Total Revenue by Major Products/Services
Technology development	$5,548,639	$—	$5,548,639	$20,967,556	$—	$20,967,556
Optical test and measurement systems	—	7,625,325	7,625,325	—	19,641,434	19,641,434
Optical components and sub-assemblies	—	—	—	—	—	—
Other	—	364,361	364,361	—	2,308,255	2,308,255
Total	$5,548,639	$7,989,686	$13,538,325	$20,967,556	$21,949,689	$42,917,245

The following tables summarize the impacts of adopting Topic 606 on our consolidated financial statements as of and for the three months and year ended December 31, 2018.

	Impact of changes in accounting policies
	December 31, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606

Assets
Current assets:
Cash and cash equivalents	$42,460,267	$—	$42,460,267
Accounts receivable, net	13,037,068	—	13,037,068
Receivable from sale of HSOR business	2,500,000	—	2,500,000
Contract assets	2,422,495	—	2,422,495
Inventory	6,873,742	—	6,873,742
Prepaid expenses and other current assets	935,185	—	935,185
Total current assets	68,228,757	—	68,228,757
Long-term contract assets	336,820	—	336,820
Property and equipment, net	3,627,886	—	3,627,886
Intangible assets, net	3,302,270	—	3,302,270
Goodwill	101,008	—	101,008
Other assets	1,995	—	1,995
Total assets	$75,598,736	$—	$75,598,736
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt obligations	$619,315	$—	$619,315
Current portion of capital lease obligations	40,586	—	40,586
Accounts payable	2,395,984	—	2,395,984
Accrued liabilities	6,597,458	—	6,597,458
Contract liabilities	2,486,111	(3,880)	2,482,231
Total current liabilities	12,139,454	(3,880)	12,135,574
Long-term deferred rent	1,035,974	—	1,035,974
Long-term capital lease obligations	68,978	—	68,978
Total liabilities	13,244,406	(3,880)	13,240,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,322	—	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 29,209,506 and 28,354,822 shares issued, 27,956,401 and 27,283,918 shares outstanding at December 31, 2018 and 2017, respectively	30,120	—	30,120
Treasury stock at cost, 1,253,105 and 1,070,904 shares at December 31, 2018 and December 31, 2017, respectively	(2,116,640)	—	(2,116,640)
Additional paid-in capital	85,744,750	—	85,744,750
Accumulated deficit	(21,305,222)	3,880	(21,301,342)
Total stockholders’ equity	62,354,330	3,880	62,358,210
Total liabilities and stockholders’ equity	$75,598,736	$—	$75,598,736

	Impact of changes in accounting policies
	Three Months Ended December 31, 2018			Year Ended December 31, 2018
	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606

Revenues:
Technology development	$5,548,639	$—	$5,548,639	$20,967,556	$—	$20,967,556
Products and licensing	7,989,686	—	7,989,686	21,949,689	1,630	21,951,319
Total revenues	13,538,325	—	13,538,325	42,917,245	1,630	42,918,875
Cost of revenues:
Technology development	4,268,509	—	4,268,509	15,400,475	—	15,400,475
Products and licensing	2,697,538	—	2,697,538	8,078,870	—	8,078,870
Total cost of revenues	6,966,047	—	6,966,047	23,479,345	—	23,479,345
Gross profit	6,572,278	—	6,572,278	19,437,900	1,630	19,439,530
Operating expense:
Selling, general and administrative	4,896,136	—	4,896,136	14,794,205	—	14,794,205
Research, development and engineering	1,252,663	—	1,252,663	3,766,160	—	3,766,160
Total operating expense	6,148,799	—	6,148,799	18,560,365	—	18,560,365
Operating income	423,479	—	423,479	877,535	1,630	879,165
Other income:
Other expense	(1,070)	—	(1,070)	(17,143)	—	(17,143)
Investment income	198,525	—	198,525	549,580	—	549,580
Interest expense	(21,136)	—	(21,136)	(124,344)	—	(124,344)
Total other income	176,319	—	176,319	408,093	—	408,093
Income from continuing operations before income taxes	599,798	—	599,798	1,285,628	1,630	1,287,258
Income tax expense	722,148	—	722,148	47,818	—	47,818
Net (loss)/income from continuing operations	$(122,350)	$—	$(122,350)	$1,237,810	$1,630	$1,239,440

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard revises the accounting for leases and requires lessees to recognize, for all leases with terms greater than one year, a right-of-use asset and liability which depicts the rights and obligations arising from a lease. This standard also requires qualitative and quantitative disclosures designed to provide information regarding the nature, amount and timing of lease expense. The new guidance is not expected to significantly change the recognition and measurement of lease expense. It is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. We adopted the standard beginning January 1, 2019 using the alternative transition method. We are finalizing the value as of the adoption date of the right-of-use asset and lease liabilities and estimate that the right-of-use asset will be between $4 million and $5 million and that the lease liability will be reasonably consistent with the right-of-use asset amounts. We do not expect a material impact from adopting the new standard on our results of operations or cash flows.

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

2.    Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory are as follows:

	December 31,
	2018	2017
Finished goods	$1,339,832	$762,394
Work-in-process	643,420	288,165
Raw materials	4,890,490	3,584,222
	$6,873,742	$4,634,781

3.	Contract Balances
Our contract assets consist of unbilled amounts for technology development contracts, custom product contracts, royalty revenue receivable and the carrying amounts of right of returned inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, right of return refund, and customer deposits.

The following table shows the significant changes in contract balances for the year ended December 31, 2018:

	Contract Assets	Contract Liabilities
Opening Balance as of January 1, 2018	$1,987,841	$3,320,629
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	—	(878,402)
Transferred to payables from contract liabilities recognized at the beginning of the period	—	(2,078,640)
Increases due to cash received or adjustment of estimates, excluding amounts recognized as revenue during the period	—	2,122,524
Transferred to receivables from contract assets recognized at the beginning of the period	(1,679,363)	—
Increases as a result of cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	2,450,837	—
Balance as of December 31, 2018	$2,759,315	$2,486,111

4.    Debt
Silicon Valley Bank Facility
We currently have a Loan and Security Agreement with SVB (the "Credit Facility") under which, as amended on May 8, 2015, we have a term loan with an original borrowing amount of $6.0 million (the “Original Term Loan”). The Original Term Loan is repayable in 48 monthly installments of $125,000, plus accrued interest payable monthly in arrears, and unless earlier terminated, is scheduled to mature in May 2019. The Original Term Loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. We may prepay amounts due under the Original Term Loan at any time, subject to an early termination fee of up to 2% of the amount of prepayment.
In September 2015, we entered into the Waiver and Seventh Loan Modification Agreement, which provided an additional $1.0 million of available financing for purchases of equipment through December 31, 2015, which we fully borrowed in December 2015 (the "Second Term Loan" and, together with the Original Term Loan, the "Term Loans"). The Second Term Loan was repaid in December 2018.
The Credit Facility requires us to maintain a minimum cash balance of $4.0 million and to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal of the Term Loans. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of December 31, 2018, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of December 31, 2018 there were no events of default on the Credit Facility.
The aggregate balance under the Term Loans at December 31, 2018 and December 31, 2017 was $0.6 million and $2.5 million, respectively. The remaining term loan, with a balance of $0.6 million as of December 31, 2018, matures on May 1, 2019. The effective rate of our Term Loan at December 31, 2018 was 7%.
The following table presents a summary of debt outstanding:

	December 31,
	2018	2017
Silicon Valley Bank Term Loans	$625,000	$2,458,333
Less: unamortized debt issuance costs	5,685	21,993
Less: current portion	619,315	1,833,333
Total long-term debt obligations	$—	$603,007

Debt issuance costs associated with the issuance of the SVB Term Loans totaled $55 thousand. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. Amortization of the debt issuance costs totaled $16 thousand for the year ended December 31, 2018.

Maturities on outstanding debt are as follows:

Year	Amount
2019	$625,000
Total	$625,000
Interest expense for the years ended December 31, 2018 and 2017 consisted of the following:

	Years ended December 31,
	2018	2017
Interest expense on Term Loans	$108,062	$201,696
Amortization of debt issuance costs	16,308	16,308
Other interest income	(26)	(652)
Total interest expense	$124,344	$217,352

5.    Accounts Receivable, Net
Accounts receivable, net consist of the following:

	December 31,
	2018	2017
Billed	$13,289,790	$6,189,625
Other	31,361	20,000
	13,321,151	6,209,625
Less: allowance for doubtful accounts	(284,083)	(280,583)
	$13,037,068	$5,929,042

6.    Property and Equipment
Property and equipment, net, consists of the following:

	December 31,
	2018	2017
Building	$69,556	$69,556
Equipment	9,341,007	8,213,626
Furniture and fixtures	640,890	565,885
Software	1,122,231	1,122,231
Leasehold improvements	4,950,510	4,840,510
	16,124,194	14,811,808
Less—accumulated depreciation	(12,496,308)	(11,957,167)
	$3,627,886	$2,854,641
Depreciation for the years ended December 31, 2018 and 2017 was approximately $0.5 million and $0.7 million, respectively.

7.    Intangible Assets
Intangible assets, net consist of the following:

		December 31,
	Estimated Life	2018	2017
Patent costs	1 - 18 years	$4,991,460	$4,658,198
Developed technology	5 years	2,600,000	1,400,000
In-process research and development	N/A	200,000	—
Customer base	7 years	100,000	—
Trade names	3 years	150,000	—
		8,041,460	6,058,198
Accumulated amortization		(4,739,190)	(4,330,808)
		$3,302,270	$1,727,390
Amortization for the years ended December 31, 2018 and 2017 was approximately $0.4 million and $0.5 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2018, for each of the next five years and beyond is as follows:

Year Ending December 31,
2019	$591,120
2020	558,156
2021	535,288
2022	480,219
2023	279,631
2023 and beyond	857,856
$3,302,270

8.     Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2018	2017
Accrued compensation	$4,467,587	$5,274,005
Accrued professional fees	198,062	117,445
Accrued income tax	236,636	403,547
Deferred rent	146,542	144,740
Royalties	302,428	290,235
Accrued liabilities-other	404,752	317,258
Working capital payable	542,983	—
Liability to related party	298,468	—
Total accrued liabilities	$6,597,458	$6,547,230

9.    Income Taxes

Income tax expense/(benefit) from continuing operations consisted of the following for the periods indicated:

	Years ended December 31,
	2018	2017
Current:
Federal	$(44,727)	$(1,154,105)
State	92,545	5,526
Deferred federal	—	—
Deferred state	—	—
Income tax expense/(benefit)	$47,818	$(1,148,579)

Deferred tax assets consist of the following components:

	December 31, 2018	December 31, 2017
	Long-Term	Long-Term
Bad debt and inventory reserve	$332,721	$226,358
Inventory adjustment	(21,785)	405,242
UNICAP	2,804	32,579
Deferred revenue	115,676	84,669
Deferred rent	288,017	340,199
Depreciation and amortization	(838,540)	(1,238,458)
Charitable contributions	—	3,385
Net operating loss carryforwards- Luna	349,421	349,421
Net operating loss carryforwards- API	1,265,538	1,436,568
Net operating loss carryforwards - state	179,149	534,194
Net operating loss carryforwards- Canada	10,503	10,503
Research and development credits	—	235,613
California manufacturing credit	—	15,554
Accrued liabilities	394,118	504,472
Deferred compensation	216,944	223,607
Stock-based compensation	803,757	1,275,372
Restricted stock	60,681	—
State bonus	44,861	—
AMT credit	—	581,467
Transaction costs	63,668	—
Total	3,267,533	5,020,745
Valuation allowance	(3,267,533)	(5,020,745)
Net deferred tax asset	$—	$—

The expense/(benefit) from income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to our loss from continuing operations before income taxes as follows for the periods indicated:

	Years ended December 31,
	2018	2017
Income tax expense at federal statutory rate	21.00%	34.00%
State taxes, net of federal tax effects	—%	(10.84)%
Change in tax rate from Tax Cuts and Jobs Act	—%	(79.17)%
Change in valuation allowance	(27.65)%	113.86%
Incentive stock options	(1.05)%	(9.65)%
Provision to return adjustments	21.16%	3.87%
Meals and entertainment	0.97%	(0.65)%
Capitalized merger costs	—%	—%
AMT Carryover	(9.83)%	—%
Other permanent differences	(0.88)%	(3.55)%
Income tax expense/(benefit)	3.72%	47.87%

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have no U.S. federal income tax net operating loss carryforwards at December 31, 2018 for Luna and net operating loss carryforwards of approximately $6.0 million for API expiring at varying dates through 2025.
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
The U.S. federal statute of limitations remains open for the year 2015 and onward. We currently have no federal income tax returns under examination. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. We currently have no state income or franchise tax returns under examination. We currently do not file tax returns in any foreign tax jurisdiction other than Canada.
We currently have no positions for which we expect that the amount of unrecognized tax benefit will increase or decrease significantly within twelve months of the reporting date or for which we believe there is significant risk of disallowance upon audit. We have no tax interest or penalties reported in either our statement of operations or statement of financial position for any year reported herein. Management believes it is not more likely than not that the deferred tax assets at December 31, 2018 or December 31, 2017 will not be realized, and as a result a valuation allowance was established against all such deferred tax assets.
Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, which changes the timing of contract revenue recognition from recognizing at customer delivery to recognizing over a period of time. The adoption of ASC Topic 606 did not have a significant impact on our consolidated financial statements.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a $1.9 million reduction in the deferred tax asset and a corresponding reduction in the valuation allowance. In 2018, we realized a benefit of $0.7 million in recovery of the alternative minimum tax credit from prior periods. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on our consolidated financial statements.

10.    Stockholders’ Equity
Series A Convertible Preferred Stock
In January 2010, we entered into a transaction with Carilion, in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes with an original principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for 1,321,514 shares of our newly designated Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is non-voting, carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. As of December 31, 2018, 710,985 shares of common stock were issuable to Carilion as dividends and have been recorded in the statement of stockholders’ equity. These dividends are issuable on demand. Each share of Series A Convertible Preferred Stock may be converted into one share of our common stock at the option of the holder. We recorded the fair value of the Series A Convertible Preferred Stock, determined based upon the conversion value immediately prior to the exchange, the fair value of the new warrant issued to Carilion, determined using the Black-Scholes valuation model, and the incremental fair value of the prior warrant due to the re-pricing and extension of maturity to stockholders’ equity.
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

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at January 1, 2017	2,857,114	$0.61 - 6.83	$1.89	$107,063	2,367,630	$1.93	$101,071
Forfeited	(178,665)	$1.27 - 6.83	$2.24
Exercised	(83,888)	$0.82 - 1.40	$1.19
Granted	120,000	$1.51 - 2.40	$1.82
Balance at December 31, 2017	2,714,561	$0.61 - 6.55	$1.88	$2,098,195	2,590,030	$1.89	$2,013,034
Forfeited	(675,607)	$1.15 - 6.55	$1.90
Exercised	(96,425)	$0.65 - 2.46	$2.07
Granted	1,166,339	$2.67 - 3.53	$3.09
Balance at December 31, 2018	3,108,868	$0.61 - 6.55	$2.26	$3,669,794	1,986,740	$1.81	$3,314,494

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2018	2017
Risk-free interest rate range	3.0%	2.05%
Expected life of option-years	7	6.5
Expected stock price volatility	67%	69%
Expected dividend yield	—%	—%
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

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2017	$0.61 - 6.55	2,714,561	4.23	$1.88	2,590,030	$1.89
Year ended December 31, 2018	$0.61 - 6.55	3,108,868	5.72	$2.26	1,986,740	$1.81

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2017	$62,549	$3,962,746
Year ended December 31, 2018	$112,213	$2,980,110

For the years ended December 31, 2018 and 2017, the weighted average grant date fair value of options granted was $2.07 and $1.18 per share, respectively. We estimate the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2018, the weighted average remaining service period is 3.6 years.
Unamortized stock option expense at December 31, 2018 that will be amortized over the weighted-average remaining service period of 3.6 years totaled $2.2 million.

Restricted Stock and Restricted Stock Units

In 2018 and 2017, we issued 280,000 and 349,000 shares of restricted stock, respectively, to certain employees. Shares issued to employees vest in three equal annual installments on the anniversary dates of their grant. In 2018 and 2017, 182,500 and 530,542 shares of restricted stock vested, respectively.

In addition, in 2018 and 2017, we issued 16,286 and 129,865, respectively, restricted stock units to members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy. Restricted stock units issued to our Board of Directors vest at the earlier of the one year anniversary of their grant or the next annual stockholders' meeting. In 2018 and 2017, 129,865 and 86,956 restricted stock units, respectively, vested.

The following table summarizes our aggregate restricted stock awards and restricted stock unit activity in 2018 and 2017:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares
Balance at January 1, 2017	829,998	$1.19	$988,763
Granted	478,865	$1.63	$780,252
Vested	(617,498)	$1.23	$(758,653)
Forfeitures	(201,667)	$1.35	$(272,017)
Balance at December 31, 2017	489,698	$1.51	$738,345
Granted	296,287	$3.07	$909,600
Vested	(312,365)	$1.45	$(454,339)
Forfeitures	(15,000)	$1.41	$(21,150)
Balance at December 31, 2018	458,620	$2.56	$1,172,456
We recognized $0.6 million and $0.7 million in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2018 and 2017, respectively, and we will recognize $0.9 million over the remaining requisite service period.
Unamortized restricted stock and restricted stock units expense at December 31, 2018 that will be amortized over the weighted-average remaining service period of 2 years totaled $1.0 million.

Non-employee Director Deferred Compensation Plan
We maintain a non-employee director deferred compensation plan (the “Deferred Compensation Plan”) that permits our non-employee directors to defer receipt of certain of the compensation that they receive for serving on our board and board committees. During the years ended December 31, 2018 and 2017, the Deferred Compensation Plan permitted the participants to elect to defer cash fees to which they were entitled for board and committee service. For 2018, the Deferred Compensation Plan also permitted participants to defer the annual equity compensation for board service (which would otherwise be issued in the form of restricted stock units) under our non-employee director compensation policy. For participating directors, we credit their accounts under the Deferred Compensation Plan with a number of stock units based on the trading price of our common stock as of the date of the deferral. These stock units are vested immediately, in the case of stock units in lieu of cash fees, and upon the earlier of the one year anniversary date of the grant or next annual meeting of stockholders, in the case of annual equity compensation, although the participating directors do not receive the shares represented by such units until a future qualifying event. A summary of stock unit activity under the Deferred Compensation Plan for 2018 and 2017 is as follows.

	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
January 1, 2017	393,012	$1.37
Granted	73,690	$1.54
Vested	—	$1.15
Converted	—	$0.00
December 31, 2017	466,702	$1.40	$1,134,086
Granted	40,588	$2.99
Vested	—	$1.15
Converted	—	$0.00
December 31, 2018	507,290	$1.40	$1,699,422

Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2.0 million of our common stock through May 31, 2017. As of May 31, 2017, we had repurchased a total of 205,500 shares for an aggregate purchase price of $0.2 million under this stock repurchase program, after which this stock repurchase program expired.

In September 2017, our board of directors authorized a new stock repurchase program and providing for the repurchase of up to $2.0 million of our common stock through September 19, 2018. Our stock repurchase program did not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of December 31, 2018 and 2017, we had repurchased a total of 565,629 and 433,179 shares, respectively, for an aggregate purchase price of $1.1 million under this stock repurchase program. We currently maintain all repurchased shares under these stock repurchase programs as treasury stock.

11.    Commitments and Contingencies
Obligation under Operating Leases
We lease facilities in Virginia, Michigan, and Georgia under operating leases that as of December 31, 2018 were scheduled to expire between March 2020 and December 2024. Certain of the leases are subject to fixed escalations and provide for possible termination prior to their expiration dates. We recognize rent expense on such leases on a straight-line basis over the lease term. The difference between the straight line method and cash paid is reflected in changes to the deferred rent balance in our consolidated balance sheets. Deferred rent primarily resulted from recognition of the value of certain leasehold improvements associated with our Blacksburg, Virginia facility at the inception of the lease. Rent expense under these leases recorded in selling, general and administrative expense on our statements of operations totaled approximately $1.0 million and $1.1 million, respectively, for the years ended December 31, 2018 and 2017.
Minimum future payments, as of December 31, 2018, under the aforementioned operating leases for each of the next five years and thereafter are:

2019	1,216,124
2020	1,117,684
2021	640,800
2022	544,704
2023	544,704
Thereafter	544,704
$4,608,720

Purchase Commitment
We executed a non-cancelable purchase order totaling $0.5 million in the fourth quarter of 2017, a non-cancelable purchase order totaling $1.1 million in the first quarter of 2018, and a non-cancelable purchase order totaling $0.7 million in the second quarter of 2018 for multiple shipments of tunable lasers to be delivered over an 18-month period. At December 31, 2018, approximately $0.8 million of these commitments remained and is expected to be delivered by July 30, 2019.

Royalty Agreement
We have licensed certain third-party technologies from vendors for which we owe minimum royalties aggregating $0.4 million payable over the remaining patent terms of the underlying technology.

12.    Employee Profit Sharing Plan
We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to all of our permanent employees. We contribute 25% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.
We contributed approximately $0.3 million to the plan for each of the years ended December 31, 2018 and 2017.

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
In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. The Claim received from Macom totaled $2.1 million under various indemnity provisions. We have disputed Macom's assertion of right to payment for the matters described in the Claim. It is uncertain what amount, if any, will be owed in settlement of the Claim. As of December 31, 2018, $1.5 million of the escrow balance had been received with the remaining $2.5 million in the escrow account pending resolution of the dispute.
On July 31, 2018, we sold the assets associated with our optoelectronic components and sub-assemblies ("Opto") business to an unaffiliated third party. The asset purchase agreement provides for additional consideration of up to $1.0 million contingent upon the achievement of a specified revenue level by the sold business during the 18 months following the sale. There have been no amounts recorded in reference to the above matter in the financial statements as of December 31, 2018. It is uncertain what amount, if any, will be received with respect to this potential adjustment.
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

14.    Relationship with Major Customers
During the years ended December 31, 2018 and 2017, approximately 53% and 48%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government.
At December 31, 2018 and 2017, receivables with respect to contracts with the U.S. government represented 23% and 20% of total trade receivables, respectively.

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
Information about the results of operations for each segment is set forth in the table below. There were no significant inter-segment sales during the years ended December 31, 2018 and 2017.
During the years ended December 31, 2018 and 2017, 24% and 19%, respectively, of our total sales took place outside the United States. No single country, outside of the United States, represented more than 10% of total revenues during the years ended December 31, 2018 or 2017.

	Years ended December 31,
	2018	2017
Technology Development revenue	$20,967,556	$18,576,383
Products and Licensing revenue	21,949,689	14,505,482
Total revenue	42,917,245	33,081,865
Technology Development operating income/(loss)	378,212	(120,417)
Products and Licensing operating income/(loss)	499,323	(2,087,731)
Total operating income/(loss)	$877,535	$(2,208,148)
Depreciation, Technology Development	$379,952	$359,626
Depreciation, Products and Licensing	$273,185	$747,216
Amortization, Technology Development	$130,765	$139,067
Amortization, Products and Licensing	$418,349	$1,280,699
Products and licensing depreciation includes amounts from discontinued operations of $0.1 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively. Products and licensing amortization includes amounts from discontinued operations of $0.1 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

Additional segment information is as follows:

	December 31,
	2018	2017
Total segment assets:
Technology Development	$34,823,525	$32,011,084
Products and Licensing	40,775,211	34,211,552
Total	$75,598,736	$66,222,636
Property plant and equipment and intangible assets, Technology Development	$2,103,711	$2,361,663
Property plant and equipment and intangible assets, Products and Licensing	$4,927,453	$4,831,671
For December 31, 2017, the products and licensing segment assets include assets held for sale in the amount of $7.0 million. Property plant and equipment, and intangible assets as of December 31, 2017 excludes assets associated with the optoelectronic components business sold during 2018.

16.    Quarterly Results (unaudited)
The following table sets forth our unaudited historical revenues, operating loss and net (loss)/income by quarter during 2018 and 2017.

	Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues:
Technology development	$4,637	$5,466	$5,316	$5,549	$4,235	$4,602	$4,591	$5,549
Products and licensing	4,131	4,457	5,371	7,990	2,398	3,681	3,713	4,637
Total revenues	8,768	9,923	10,687	13,538	6,633	8,283	8,304	10,186
Gross margin	4,929	5,693	5,998	6,572	1,770	2,414	2,385	4,384
Operating income/(loss)	(373)	205	581	423	(1,374)	(237)	(150)	(61)
Net income/(loss) from continuing operations	(272)	299	1,293	(122)	(1,254)	(195)	194	257
Income/(loss) from discontinued operations net of income taxes	421	768	7,556	1,062	(102)	(26)	15,563	749
Net (loss)/income	149	1,067	8,849	940	(1,356)	(221)	15,757	1,006
Net (loss)/income attributable to common stockholders	$84	$1,004	$8,785	$873	$(1,390)	$(251)	$15,723	$939
Net income/(loss) per share from continuing operations:
Basic	$(0.01)	$0.01	$0.05	$—	$(0.05)	$(0.01)	$0.01	$0.01
Diluted	$(0.01)	$0.01	$0.04	$—	$(0.05)	$(0.01)	$0.01	$0.01
Net income/(loss) per share from discontinued operations:
Basic	$0.02	$0.03	$0.27	$0.04	$—	$—	$0.56	$0.03
Diluted	$0.02	$0.02	$0.23	$0.04	$—	$—	$0.48	$0.02
Net income/(loss) attributable to common stockholders:
Basic	$—	$0.04	$0.31	$0.03	$(0.05)	$(0.01)	$0.57	$0.03
Diluted	$—	$0.03	$0.27	$0.03	$(0.05)	$(0.01)	$0.48	$0.03
Weighted average shares:
Basic	27,204,989	27,531,361	27,901,631	28,067,348	27,541,356	27,600,147	27,692,539	27,485,278
Diluted	27,204,989	31,506,745	33,055,881	28,067,348	27,541,356	27,600,147	32,714,389	31,790,418

17.    Discontinued Operations
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). The purchase price is subject to adjustment in the future based upon a determination of final working capital, as defined in the asset purchase agreement. The HSOR business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015. As part of the Transaction, the buyer also hired approximately 49 of our employees who were engaged in the development, manufacture, and sale of HSOR products in addition to certain corporate administrative functions. The buyer provided certain transition services to us with respect to infrastructure and administration for which we paid $0.3 million per month for a period of five months, for a total of $1.5 million. We recorded this obligation as a reduction of the value of the purchase price. In assessing the fair value of the services expected to be received by us in relation to those we expected to deliver to the buyer, we concluded that the transition service payments were more closely aligned with the fair value of the assets sold than the services received and, thus, should be accounted for as part of the consideration reconciliation rather than operating activities. Our HSOR business accounted for 16.1% of revenues and 18.5% of our costs of revenues for the year ended December 31, 2017.
On July 31, 2018, we sold the assets and operations related to our Opto business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price up to $18.5 million, of which $17.5 million was received at closing and has been properly recorded in the financial statements in accordance with GAAP with the remaining purchase price adjustment up to $1.0 million which is contingent upon the attainment of specified revenue targets during the eighteen months following the closing of the sale. The purchase price is subject to adjustment in the future based upon a determination of final working capital, as defined in the asset purchase agreement. The Opto business was a component of the operations of API, which we acquired in May 2015, and represented all of our operations in our Camarillo, California and Montreal, Quebec facilities.
    We have reported the results of operations of both our HSOR and Opto businesses as discontinued operations in our consolidated financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued business's loss before allocations. We allocated a portion of the consolidated tax (benefit)/expense to discontinued operations based on the ratio of the discontinued business's loss/(income) before allocations.
The following table presents a summary of the transactions related to the sales of Opto in the year ended December 31, 2018 and HSOR in the year ended December 31, 2017:

	Year Ended December 31,
	2018	2017

Sale price	$17,500,000	$33,500,000
Less: transition services payments	—	(1,500,000)
Adjusted purchase price	17,500,000	32,000,000

Assets held for sale	(8,193,184)	(16,851,540)
Liabilities held for sale	989,453	2,330,052
Transaction costs	(858,227)	(895,186)
Return of working capital	730,000	—
Income tax expense	(1,572,245)	(912,298)
Gain on sale of discontinued operations	$8,595,797	$15,671,028

Assets and liabilities held for sale as of December 31, 2017 were as follows:

December 31, 2017

Assets
Current assets:
Accounts receivable, net	$1,940,125
Inventory	2,316,329
Prepaid expenses and other current assets	79,651
Total current assets	4,336,105
Property and equipment, net	599,102
Intangible assets, net	1,510,203
Goodwill	502,000
Other assets	16,028
Total non-current assets	2,627,333
Total assets held for sale	$6,963,438
Liabilities
Current liabilities:
Accounts payable	$851,785
Accrued liabilities	120,666
Deferred revenue	—
Total current liabilities	972,451
Long-term deferred rent	—
Total non-current liabilities	—
Total liabilities held for sale	$972,451

The key components of income from discontinued operations were as follows:

	Year Ended December 31,
	2018	2017
Net revenues	$8,363,606	$19,511,646
Cost of revenues	5,294,268	12,994,656
Operating expenses	1,728,113	5,413,952
Other (income)/expenses	(13,330)	31,758
Income before income taxes	1,354,555	1,071,280
Allocated tax expense	183,921	876,588
Operating income from discontinued operations	1,170,634	194,692
Gain on sale, net of related income taxes	8,595,797	15,671,028
Net income from discontinued operations	$9,766,431	$15,865,720

For the years ended December 31, 2018 and 2017, depreciation and amortization from discontinued operations were $0.2 million and $1.3 million, respectively. For the years ended December 31, 2018 and 2017, the acquisition of property plant and equipment for discontinued operations were $0.1 million in each period. For the years ended December 31, 2018 and 2017, intangible property costs associated with discontinued operations were $0.01 million and $0.1 million, respectively. Proceeds from the sale of the Opto business which were included in cash flows from investing activities in 2018 were $16.0 million and proceeds from the sale of the HSOR business which are included in cash flows from investing activities for 2017 were $28.0 million. The gain on sale of discontinued operations included in non-cash adjustments to cash flows from operating activities for 2018 and 2017 was $8.6 million and $15.7 million, respectively.

18. Business Acquisitions

On October 15, 2018, we acquired substantially all of the assets, other than cash, the United States operations of Micron Optics, Inc. ("MOI") for cash consideration of $5.5 million, of which $5.0 million was paid during 2018, with the remaining $0.5 million reflected in accrued liabilities. The transaction has been accounted for under the acquisition method of accounting in accordance with ASC 805. We incurred approximately $0.8 million of costs associated with the acquisition during 2018, which are included in selling, general and administrative expenses in our consolidated statement of operations. For the period from the closing of the acquisition through December 31, 2018, we recognized revenues of $2.6 million and income of $1.1 million associated with the operations of MOI.

Under the acquisition method of accounting, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of the acquisition consideration over the identifiable assets acquired and liabilities assumed is recognized as goodwill. We have completed a preliminary allocation of the purchase consideration with the assistance of a third-party valuation expert. The following allocation of the purchase consideration is subject to revision as additional information becomes known in the future.

Preliminary
Allocation

Accounts receivable	$1,742,693
Inventory	1,435,606
Other current assets	69,951
Property and equipment	996,460
Identifiable intangible assets	1,650,000
Goodwill	101,008
Accounts payable and accrued expenses	(450,985)
Total purchase consideration	$5,544,733

The preliminary identifiable intangible assets and their estimated useful lives were as follows:

	Estimated	Estimated
	Fair Value	Useful Life

Developed technology	$1,200,000	5.0 years
In process research and development	200,000	7.0 years
Trade names	150,000	3.0 years
Customer base	100,000	7.0 years
	$1,650,000

Developed technologies acquired primarily consists of MOI's existing technologies related to fiber optic sensing instruments, modules, and components. The developed technologies were valued using the "multi-period excess earnings" method, under the income approach. The multi-period excess earnings method reflects the present value of the projected cash flows that are expected by the developed technologies less charges representing the contribution of other assets to those cash flows. A discount rate of 24.5% was used to discount the cash flows to present value.

In process research and development represents the fair value of incomplete MOI research and development projects that had not reached technological feasibility as of the closing date of the acquisition. In the future, the fair value of such project at the closing date of the acquisition will be either amortized or impaired depending on whether the project is completed or abandoned. The fair value of in process research and development was determined using the multi-period excess earnings method. A discount rate of 29.5% was used to discount the cash flows to the present value.

Customer base represents the fair value of projected cash flows that will be derived from the sale of products to MOI's existing customers as of the closing date of the acquisition. Customer relationships were valued using the "distributor" method, under the income approach. Under this premise, the margin of a distributor within the industry is deemed to be the margin attributable to customer relationships. This isolates the cash flows attributable to the customer relationships for which a market participant would be willing to pay. A discount rate of 24.5% was used to discount cash flows to present value.

Trade names and trademarks are considered a type of guarantee of a certain level of quality or performance represented by the MOI brand. Trade names and trademarks were valued using the "relief from royalty" method of the income approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of this asset. A discount rate of 17% was used to discount the cash flows to the present value.

Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition.

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the acquisition of MOI had been completed on January 1, 2017. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortize expense for the intangible assets acquired, and to eliminate the acquisition transaction expenses recognized in each period. Transaction-related expenses associated with the acquisition and excluded from the pro forma income/(loss) from continuing operations were $0.8 million. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations or the combined business had the acquisition of MOI actually occurred on January 1, 2017, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Year ended December 31,
	2018	2017
	(unaudited)	(unaudited)

Revenue	$49,494,358	$40,954,093

Income/(loss) from continuing operations	$1,579,318	$(2,778,487)

On March 1, 2019, we acquired the outstanding stock of General Photonics Corporation for cash consideration of $19.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. Additionally, we can become obligated to pay additional cash consideration of up to $1.0 million if certain revenue targets for the General Photonics Corporation historical business are met for the twelve month period following the closing. The purchase price is also subject to adjustment based upon the determination of final working capital as of the closing date compared to a target working capital valued specified in the stock purchase agreement. We have not yet completed its analysis of the fair market value of the assets acquired and liabilities assumed as of the closing date and the associated allocation of the purchase price.

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15(e) and Rule 15d-15(e) that occurred in the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. This evaluation was based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation excluded the internal control over financial reporting of the United States operations of Micron Optics, Inc. ("MOI"), which were acquired on October 15, 2018. The total acquired assets, based on the preliminary purchase allocation is approximately 8% of our consolidated assets. Revenues and income from continuing operations from MOI for the period from October 16, 2018 through December 31, 2018, were approximately 6% and 83%, respectively, of our consolidated operations.
Based on our evaluation under the framework established in the 2013 Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

ITEM 9B.    OTHER INFORMATION.
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K will be included in the proxy statement related to our 2019 Annual Meeting of Stockholders, (the "2019 Proxy Statement"), anticipated to be filed with the SEC within 120 days after December 31, 2018, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2019 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than the information below relating to securities authorized for issuance under our equity compensation plans, the information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2019 Proxy Statement.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,316,888 (1)	2.16 (2)	2,702,667
Total	3,316,888 (1)	2.16 (2)	2,702,667
(1) Consists of 3,035,238 shares underlying stock options and 281,650 shares underlying restricted stock units.
(2) Does not take into account restricted stock units, which have no exercise price.
Our 2016 Equity Incentive Plan allows for forfeited awards to be added back to our pool of available awards, including awards forfeited from the 2006 Plan after the expiration date of our 2006 Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2019 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2019 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	Schedules.
Schedule II
Luna Innovations Incorporated
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of Period	Additions	Deductions	Balance at end of period
Year Ended December 31, 2017
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$21,309,546	$—	$(16,288,802)	$5,020,744
Allowances for doubtful accounts	247,239	99,888	(60,410)	286,717
	$21,556,785	$99,888	$(16,349,212)	$5,307,461
Year Ended December 31, 2018
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$5,020,744	$—	$(1,753,211)	$3,267,533
Allowances for doubtful accounts	286,717	3,500	(6,134)	284,083
	$5,307,461	$3,500	$(1,759,345)	$3,551,616
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Document
2.1(2)#	Agreement and Plan of Merger and Reorganization dated as of January 30, 2015, by and among Luna Innovations Incorporated, API Merger Sub, Inc. and Advanced Photonix, Inc. (Exhibit 2.1)
2.2(32)#	Asset Purchase Agreement, dated July 31, 2018 by and among Luna Innovations Incorporated, Advanced Photonix, Inc., Advanced Photonix Canada, Inc. and OSI Optoelectronics, Inc. (Exhibit 2.1)
2.3(33)#	Asset Purchase Agreement, dated October 15, 2018 by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Micron Optics, Inc. (Exhibit 2.1)
2.4(34)+#	Stock Purchase Agreement, dated March 1, 2019 by and among Luna Innovations Incorporated, Luna Technologies, Inc., Steve Yao and General Photonics Corporation (Exhibit 2.1)
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
3.2(4)	Certificate of Designations of the Series A Convertible Preferred Stock (Exhibit 3.1)
3.3(5)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
3.4(6)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
3.4(2)	Amendment to Amended and Restated Bylaws (Exhibit 3.1)
4.1(7)	Specimen Common Stock certificate of the Registrant (Exhibit 4.1)
4.2(8)	2006 Equity Incentive Plan (Exhibit 10.9)
4.3(5)	Form of Stock Option Agreement under 2006 Equity Incentive Plan (Exhibit 4.7)
4.4(29)	2016 Equity Incentive Plan (Exhibit 4.7)
4.5(29)	Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan (Exhibit 4.8)
4.6(35)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (Exhibit 4.1)
4.7(30)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2016 Equity Incentive Plan (Exhibit 10.1)
10.1(9)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
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

10.13(36)	Non-Employee Directors’ Deferred Compensation Plan (Exhibit 10.13)
10.14(13)**	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (Exhibit 10.6)
10.15(13)**	License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Intuitive Surgical, Inc. (Exhibit 10.8)
10.16(13)
Industrial Lease Agreement, dated as of March 21, 2006, by and between Luna Innovations Incorporated and the Economic Development Authority of Montgomery County, Virginia, as amended by a First Amendment effective as of May 11, 2006, a Second Amendment effective as of July 15, 2009 and a Third Amendment effective as of March 23, 2010 (Exhibit 10.14)

10.17(13)	Loan and Security Agreement, dated February 18, 2010, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.5)

10.18(14)	Third Amendment to Commercial Lease dated June 21, 2010, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations, Incorporated (Exhibit 10.5)
10.19(15)	First Loan Modification Agreement, dated as of March 7, 2011, by and between Luna Innovations Incorporated and Silicon Valley Bank (Exhibit 10.1)
10.20(16)	Fourth Amendment to Industrial Lease Agreement, dated as of March 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (Exhibit 10.3)
10.21(17)	Second Loan Modification Agreement, dated as of May 18, 2011, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.22(18)	Fifth Amendment to Industrial Lease Agreement, dated as of November 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (Exhibit 10.39)
10.23(36)	Employment Agreement dated December 5, 2017, by and between Scott A. Graeff and Luna Innovations Incorporated (Exhibit 10.25)
10.24(19)	Fourth Amendment to Commercial Lease, dated as of April 15, 2012, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations Incorporated (Exhibit 10.3)
10.25(20)	Third Loan Modification Agreement, dated as of May 17, 2012, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.28(21)	Fourth Loan Modification Agreement, dated March 21, 2013, by and between Luna Innovations Incorporated, Luna Technologies, Inc. and Silicon Valley Bank (Exhibit 10.1)
10.27(1)**
Cross-License Agreement by and among Luna Innovations Incorporated and Luna Technologies, Inc. and Intuitive Surgical Operations, Inc. and Intuitive Surgical International, Ltd., dated as of January 17, 2014 (Exhibit 10.2)

10.28(1)**	Consent, Release and Fifth Loan Modification Agreement between Luna Innovations incorporated and Silicon Valley Bank dated as of January 21, 2014 (Exhibit 10.3)
10.29(22)	Sixth Amendment to Industrial lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014 (Exhibit 10.47)
10.30(22)	Industrial Lease Agreement by and between The Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014 (Exhibit 10.48)
10.31(22)	Lease Agreement by and between SBA Tenant, LLC and Luna Innovations Incorporated dated November 2014 (Exhibit 10.49)
10.32(23)
Joinder, Consent, and Sixth Loan Modification Agreement between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank, dated as of May 8, 2015 (Exhibit 10.1)

10.33(24)
Joinder, Consent, and Seventh Loan Modification Agreement between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank, dated as of September 29, 2015 (Exhibit 10.1)

10.34(25)	First Amendment to Industrial Lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovation Incorporated, dated January 20, 2015 (Exhibit 10.3)
10.35(26)	Amended and Restated Non-Employee Director Compensation Policy, dated June 30, 2015 (Exhibit 10.1)
10.36(27)	Fifth Amendment to Commercial Lease by and between Canvasback Real Estate and Investments, LLC and the Registrant, dated as of August 5, 2015 (Exhibit 10.2)
10.37(28)	Eighth Loan Modification Agreement, dated December 15, 2016, by and between Luna Innovations Incorporated, Luna Technologies, Inc., Advanced Photonix, LLC and Silicon Valley Bank (Exhibit 10.54)
10.38(31)	Employment Agreement, dated May 1, 2018 by and between the Registrant and Dale E. Messick (Exhibit 10.1)
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
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

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2018 and 2017 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) Notes to Audited Consolidated Financial Statements.

(1)
Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-A, Commission File No. 000-52008, filed on May 13, 2014. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

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

(32)
Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-Q, Commission File No. 000-52008, filed on August 1, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(33)
Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, Commission File No. 000-52008, filed on October 16, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(34)
Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, Commission File No. 000-52008, filed on March 4, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(35)
Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, Commission File No. 000-52008, filed on January 14, 2019. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(36)
Incorporated by reference to the exhibit to the Registrant's Annual Report on Form 10-K, Commission File No. 000-52008, filed on March 21, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

+    Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the Securities and Exchange Commission.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be furnished to the Securities and Exchange Commission upon request.

**	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the Securities and Exchange Commission.

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
March 14, 2019
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

Signature	Title	Date

/s/ Scott A. Graeff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019
Scott A. Graeff
/s/ Dale E. Messick	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2019
Dale E. Messick
/s/ Michael W. Wise	Director	March 14, 2019
Michael W. Wise
/s/ Donald Pastor	Director	March 14, 2019
Donald Pastor
/s/ John B. Williamson III	Director	March 14, 2019
John B. Williamson III
/s/ N. Leigh Anderson	Director	March 14, 2019
N. Leigh Anderson
/s/ Warren B. Phelps, III	Director	March 14, 2019
Warren B. Phelps, III
/s/ Gary Spiegel	Director	March 14, 2019
Gary Spiegel
/s/ Richard W. Roedel	Chairman of the Board of Directors	March 14, 2019
Richard W. Roedel