Form 10-Q
period 2019-03-31
LUNA INNOVATIONS INC
filed 2019-05-13
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LUNA	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 9, 2019, there were 28,146,213 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,580,006	$42,460,267
Accounts receivable, net	13,505,444	13,037,068
Receivable from sale of HSOR business	2,500,375	2,500,000
Contract assets	2,829,186	2,422,495
Inventory	9,996,054	6,873,742
Prepaid expenses and other current assets	1,087,416	935,185
Total current assets	54,498,481	68,228,757
Long-term contract assets	359,166	336,820
Property and equipment, net	3,845,748	3,627,886
Intangible assets, net	11,309,181	3,302,270
Goodwill	10,345,249	101,008
Other assets, net	3,205,983	1,995
Total assets	$83,563,808	$75,598,736
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$247,726	$619,315
Current portion of capital lease obligations	—	40,586
Accounts payable	4,945,927	2,395,984
Accrued liabilities	8,599,225	6,597,458
Contract liabilities	2,792,119	2,486,111
Total current liabilities	16,584,997	12,139,454
Long-term deferred rent	—	1,035,974
Other long-term liabilities	2,970,879	—
Long-term capital lease obligations	—	68,978
Total liabilities	19,555,876	13,244,406
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 29,398,818 and 29,209,506 shares issued, 28,145,713 and 27,956,401 shares outstanding at March 31, 2019 and December 31, 2018, respectively	30,329	30,120
Treasury stock at cost, 1,253,105 shares at March 31, 2019 and December 31, 2018	(2,116,640)	(2,116,640)
Additional paid-in capital	86,355,322	85,744,750
Accumulated deficit	(20,262,401)	(21,305,222)
Total stockholders’ equity	64,007,932	62,354,330
Total liabilities and stockholders’ equity	$83,563,808	$75,598,736
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Revenues:
Technology development	$6,640,743	$4,636,776
Products and licensing	8,192,375	4,131,754
Total revenues	14,833,118	8,768,530
Cost of revenues:
Technology development	4,816,146	3,353,501
Products and licensing	3,249,338	1,575,403
Total cost of revenues	8,065,484	4,928,904
Gross profit	6,767,634	3,839,626
Operating expense:
Selling, general and administrative	6,207,318	3,333,490
Research, development and engineering	1,457,893	879,592
Total operating expense	7,665,211	4,213,082
Operating loss	(897,577)	(373,456)
Other income/(expense):
Investment income	171,225	75,912
Other expense	(1,729)	(10,854)
Interest expense	(11,187)	(40,647)
Total other income	158,309	24,411
Loss from continuing operations before income taxes	(739,268)	(349,045)
Income tax benefit	(1,865,147)	(76,967)
Net income/(loss) from continuing operations	1,125,879	(272,078)
Income from discontinued operations, net of income tax of $0 and $78,363	—	420,754
Net income from discontinued operations	—	420,754
Net income	1,125,879	148,676
Preferred stock dividend	83,058	64,425
Net income attributable to common stockholders	$1,042,821	$84,251
Net income/(loss) per share from continuing operations:
Basic	$0.04	$(0.01)
Diluted	$0.03	$(0.01)
Net income per share from discontinued operations:
Basic	$—	$0.02
Diluted	$—	$0.02
Net income per share attributable to common stockholders:
Basic	$0.04	$—
Diluted	$0.03	$—
Weighted average common shares and common equivalent shares outstanding:
Basic	28,039,080	27,204,989
Diluted	33,479,935	27,204,989

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Cash flows provided by/(used in) operating activities
Net income	$1,125,879	$148,676
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	617,309	307,852
Share-based compensation	342,765	94,606
Deferred taxes	(1,889,266)	—
Change in assets and liabilities
Accounts receivable	1,052,571	(229,535)
Contract assets	(429,037)	221,386
Inventory	(527,849)	(110,095)
Other current assets	(41,549)	133,293
Accounts payable and accrued expenses	1,196,425	(1,456,154)
Contract liabilities	149,435	(1,650,363)
Net cash provided by/(used in) operating activities	1,596,683	(2,540,334)
Cash flows used in investing activities
Acquisition of property and equipment	(215,251)	(129,720)
Intangible property costs	(60,639)	(113,108)
Acquisition of General Photonics Corporation	(19,004,250)	—
Net cash used in investing activities	(19,280,140)	(242,828)
Cash flows used in financing activities
Payments on finance lease obligations	(6,763)	(13,611)
Payments of debt obligations	(375,000)	(458,333)
Repurchase of common stock	—	(306,041)
Proceeds from the exercise of options and warrants	184,959	22,288
Net cash used in financing activities	(196,804)	(755,697)
Net decrease in cash and cash equivalents	(17,880,261)	(3,538,859)
Cash and cash equivalents—beginning of period	42,460,267	36,981,533
Cash and cash equivalents—end of period	$24,580,006	$33,442,674
Supplemental disclosure of cash flow information
Cash paid for interest	$12,062	$39,071
Cash paid for income taxes	$—	$1,396
Non-cash investing and financing activities
Contingent liability for business combination	900,000	—
Dividend on preferred stock, 19,823 shares of common stock issuable	$83,058	$64,425
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The consolidated balance sheet as of December 31, 2018 was derived from our audited consolidated financial statements.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019.
Business Combinations
We apply the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations, in the accounting for acquisitions. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include: future expected cash flows from product sales; customer contracts and acquired technologies; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

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
The effects of 5.4 million common stock equivalents (which include outstanding warrant, preferred stock and stock options) are included for the diluted per share data for three months ended March 31, 2019. The effects of 4.0 million common stock equivalents are not included for the three months ended March 31, 2018, as they are anti-dilutive to earnings per share due to our net loss from continuing operations.

Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard related to Leases, Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and subsequent amendments, which replaced existing GAAP and requires lessees to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet for those leases classified as operating leases for greater transparency. The Company, using a modified retrospective adoption approach, is required to recognize and measure leases existing at the beginning of the adoption period, with certain practical expedients available.
The Company adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. The Company choose the certain practical expedients allowed under the transition guidance which permitted us to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not to reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity's ongoing accounting policy elections. The Company has elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company's consolidated balance sheet but it did not have an impact on the Company's consolidated statements of operations or consolidated statements of cash flows. The cumulative effect of the changes made to our January 1, 2019 unaudited consolidated balance sheet as a result of the adoption of ASC 842 are as follows:

	Balance at	Adjustment for	Adjusted balance at
	December 31, 2018	ASC 842	January 1, 2019
Assets:
Property and equipment, net	3,627,886	(26,004)	3,601,882
Other assets, net	1,995	3,471,643	3,473,638

Liabilities:
Accrued liabilities	6,597,458	1,242,669	7,840,127
Current portion of capital lease obligations	40,586	(40,586)	—
Long-term deferred rent	1,035,974	(1,035,974)	—
Long-term operating lease liability	—	3,271,705	3,271,705
Long-term capital lease obligations	68,978	(68,978)	—
Long-term finance lease liability	—	76,803	76,803

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

In February 2018, the FASB issued ASU 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220). Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in accumulated other comprehensive income that do not reflect the current tax rate of the entity (“stranded tax effects”). The new guidance allows us the option to reclassify these stranded tax effects to accumulated deficit that relate to the change in the federal tax rate resulting from the passage of the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. We do not expect the adoption of this standard will have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. which amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. The ASU applies to all entities that are required under this guidance to provide disclosures about recurring or nonrecurring fair value measurements. These amendments are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. We do not expect ASU 2018-13 will have a material impact on our consolidated financial statements.

2.	Business Combinations

On October 15, 2018, we acquired substantially all of the assets, other than cash, of the United States operations of Micron Optics, Inc. ("MOI") for cash consideration of $5.5 million, of which $5.0 million was paid as of March 31, 2019, with the remaining $0.5 million reflected in accrued liabilities.

On March 1, 2019, we acquired the outstanding stock of General Photonics Corporation ("GP") for cash consideration of $19.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. Additionally, we can become obligated to pay additional cash consideration of up to $1.0 million if certain revenue targets for the GP historical business are met for the twelve month period following the closing. We currently estimate the fair value of the contingent obligation to be $0.9 million. The purchase price is also subject to adjustment based upon the determination of final working capital as of the closing date compared to a target working capital valued specified in the stock purchase agreement.

For the period from the closing of the acquisition through March 31, 2019, we recognized revenue of $0.7 million and an operating loss of $0.2 million associated with the acquired operations of GP, as a result of $0.2 million in amortization expense for the acquired intangibles. We incurred $0.9 million of costs associated with the acquisition of GP during the three months ended March 31, 2019, which are included in selling, general and administrative expenses in our consolidated statements of operations. For the three months ended March 31, 2019, we recognized revenue of $2.7 million and operating income of $0.7 million associated with the acquired operations of MOI. We incurred $0.8 million of costs associated with the acquisition of MOI, previously included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 15, 2019.

These acquisitions have been accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of the acquisition consideration over the identifiable assets acquired and liabilities assumed is recognized as goodwill. We have completed a preliminary allocation of the purchase consideration with the assistance of a third-party valuation expert. The following allocation of the purchase consideration of each acquisition is subject to revision as additional information becomes known in the future.

	Preliminary Allocation
	MOI	GP
Accounts receivable	$1,742,693	$1,520,950
Inventory	1,435,606	2,698,000
Other current assets	69,951	763,873
Property and equipment	996,460	286,000
Identifiable intangible assets	1,650,000	8,200,000
Goodwill	101,008	10,315,490
Accounts payable and accrued expenses	(450,985)	(3,880,063)
Total purchase consideration	$5,544,733	$19,904,250

The preliminary identifiable intangible assets and their estimated useful lives were as follows:

	Estimated	Estimated Fair Value
	Useful Life	MOI	GP
Developed technology	5 - 8 years	$1,200,000	$7,200,000
In process research and development	7 years	200,000	—
Trade names and trademarks	3 years	150,000	400,000
Customer base	7 - 15 years	100,000	600,000
		$1,650,000	$8,200,000

Developed technologies acquired primarily consist of MOI's technologies related to fiber optic sensing instruments, modules, and components and GP's technologies relating to the measurement and control of the polarization of light. The developed technologies were valued using the "multi-period excess earnings" method, under the income approach. The multi-period excess earnings method reflects the present value of the projected cash flows that are expected by the developed technologies less charges representing the contribution of other assets to those cash flows. Discount rates of 24.5% and 17% were used to discount the cash flows of MOI and GP, respectively, to present value.

In process research and development represents the fair value of incomplete MOI research and development projects that had not reached technological feasibility as of the closing date of the acquisition. In the future, the fair value of each such project at the closing date of the acquisition will be either amortized or impaired depending on whether the project is completed or abandoned. The fair value of in process research and development was determined using the multi-period excess earnings method. A discount rate of 29.5% was used to discount the cash flows to the present value.

Customer base represents the fair value of projected cash flows that will be derived from the sale of products to existing customers of MOI and GP as of the respective closing dates of their acquisitions. Customer relationships were valued using the "distributor" method, under the income approach. Under this premise, the margin of a distributor within the industry is deemed to be the margin attributable to customer relationships. This isolates the cash flows attributable to the customer relationships for which a market participant would be willing to pay. Discount rates of 24.5% and 16% were used to discount cash flows of MOI and GP, respectively, to present value.

Trade names and trademarks are considered a type of guarantee of a certain level of quality or performance represented by the MOI and GP brands. Trade names and trademarks were valued using the "relief from royalty" method of the income approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of this asset. Discount rates of 17% and 16% were used to discount the cash flows of MOI and GP, respectively, to the present value.

Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition. Goodwill generated from our business acquisitions was primarily attributable to expected synergies from future growth.

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the acquisitions of MOI and GP had been completed on January 1, 2018. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortize expense for the intangible assets acquired, and to eliminate the acquisition transaction expenses recognized in each period. Transaction-related expenses associated with the acquisition and excluded from the pro forma loss from continuing operations were $0.9 million and $0 for the three months ended March 31, 2019 and 2018, respectively. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations or the combined business had the acquisitions of MOI and GP actually occurred on January 1, 2018, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended March 31,
	2019	2018

Revenue	$16,862,410	$13,118,836

Income/(loss) from continuing operations	$2,337,820	$(343,496)

3.    Discontinued Operations
On July 31, 2018, we sold the assets and operations related to our optoelectronic components and subassemblies ("Opto") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price up to $18.5 million, of which $17.5 million was received at closing and has been properly recorded in the financial statements with the remaining purchase price adjustment up to $1.0 million which is contingent upon the attainment of specified revenue targets during the eighteen months following the closing of the sale. The purchase price is subject to adjustment in the future based upon a determination of final working capital, as defined in the asset purchase agreement. The Opto business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015, and represented all of our operations in our Camarillo, California and Montreal, Quebec facilities.
    We have reported the results of operations of the Opto business as discontinued operations in our consolidated interim financial statements. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued business's loss before allocations.
The key components of net income from discontinued operations were as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net revenues	$—	$3,424,642
Cost of revenues	—	2,238,150
Operating expenses	—	698,023
Other income	—	10,648
Income before income taxes	—	499,117
Allocated tax expense	—	78,363
Operating income from discontinued operations	—	420,754
Net income from discontinued operations	$—	$420,754

For the three months ended March 31, 2018, cash flows provided by operating activities for discontinued operations was $0.1 million. For the three months ended March 31, 2018 cash flows used in investing activities for discontinued operations was $0.1 million.

5.	Goodwill

The changes in the carrying value of goodwill during the three months ended March 31, 2019 were as follows:

Balance as of December 31, 2018	$101,008
Goodwill resulting from business combination - GP	10,315,490
Goodwill resulting from business combination - MOI (1)	(71,249)
Balance as of March 31, 2019	$10,345,249

(1) This is a measurement period adjustment.

6.	Inventory
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
Components of inventory were as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Finished goods	$2,057,274	$1,339,832
Work-in-process	1,733,065	643,420
Raw materials	6,205,715	4,890,490
Total inventory	$9,996,054	$6,873,742

7.    Accrued Liabilities

Accrued liabilities at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Accrued compensation	$4,864,146	$4,467,587
Income tax payable	296,134	236,636
Accrued professional fees	107,000	198,062
Deferred Rent	—	146,542
Current operating lease liability	1,374,060	—
Current finance lease liability	45,982	—
Royalties	84,535	302,428
Accrued interest	1,615	—
Accrued liabilities - other	1,282,770	404,752
Liability to related party	—	298,468
Working capital payable	542,983	542,983
Total accrued liabilities	$8,599,225	$6,597,458

8.	Debt
Silicon Valley Bank Facility
We currently have a Loan and Security Agreement with SVB (the "Credit Facility") under which, as amended, we have a term loan with an original borrowing amount of $6.0 million (the “Original Term Loan”). The Original Term Loan is repayable in 48 monthly installments of $125,000, plus accrued interest payable monthly in arrears, and matured in May 2019. The Original Term Loan carries a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. We may prepay amounts due under the Original Term Loan at any time, subject to an early termination fee of up to 2% of the amount of prepayment.
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
The Credit Facility requires us to maintain a minimum cash balance of $4.0 million and to maintain at each month end a ratio of cash plus 60% of accounts receivable greater than or equal to 1.5 times the outstanding principal of the Term Loans. The Credit Facility also requires us to observe a number of additional operational covenants, including protection and registration of intellectual property rights, and certain customary negative covenants. As of March 31, 2019, we were in compliance with all covenants under the Credit Facility.
Amounts due under the Credit Facility are secured by substantially all of our assets, including intellectual property, personal property and bank accounts. In addition, the Credit Facility contains customary events of default, including nonpayment of principal, interest or other amounts, violation of covenants, material adverse change, an event of default under any subordinated debt documents, incorrectness of representations and warranties in any material respect, bankruptcy, judgments in excess of a threshold amount, and violations of other agreements in excess of a threshold amount. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2019, there were no events of default on the Credit Facility.
The aggregate balance under the Term Loans at March 31, 2019 and December 31, 2018, was $0.3 million and $0.6 million, respectively. The remaining Term Loan, with a balance of $0.3 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively, matured on May 1, 2019 and was paid in full. The effective rate of our Term Loan at March 31, 2019 was 7.5%.

The following table presents a summary of debt outstanding as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(unaudited)
Silicon Valley Bank Term Loan	$250,000	$625,000
Less: unamortized debt issuance costs	2,274	5,685
Less: current portion	247,726	619,315
Total long-term debt	$—	$—

9.	Leases

The Company has operating leases for our facilities, which have remaining terms ranging from 1 to 5 years. Most of our leases do not have an option to extend the lease period beyond the stated term unless the new term is agreed by both parties. They also do not have an early termination clause included. Our operating lease agreements do not contain any material restrictive covenants. Some of our operating lease agreements contain variable payment provisions that provide for rental increases based on consumer price indices. The change in rent expense resulting from changes in these indices are included within variable rent.

The Company also has finance leases for equipment which have remaining terms ranging from 1 to 4 years. These lease agreements are for general office equipment with a 5-year useful life. These lease agreements do not have an option to extend the lease beyond the stated terms nor do they have an early termination clause. These lease agreements do not have any variable payment provisions included.

As of March 31, 2019, the Company's lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	March 31, 2019
Assets
ROU assets - operating lease	Other assets	$3,142,208
ROU assets - finance lease	Other assets	27,738
Total ROU assets		$3,169,946

Liabilities
Current operating lease liability	Accrued liabilities	$1,374,060
Current finance lease liability	Accrued liabilities	45,982
Long-term operating lease liability	Other liabilities	2,914,504
Long-term finance lease liability	Other liabilities	56,375
Total lease liabilities		$4,390,921

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Three months ended
March 31, 2019
Operating lease costs	$403,899
Variable rent costs	(36,161)
Total rent expense	$367,738

Future minimum lease payments under non-cancellable leases were as follows:

March 31, 2019
2019 - remaining 9 months	$1,218,577
2020	1,467,701
2021	640,800
2022	544,704
2023	544,704
2024 and beyond	544,704
Total future minimum lease payments	$4,961,190
Less: Interest	672,626
Total operating lease liabilities	$4,288,564

Current operating lease liability	$1,374,060
Long-term operating lease liability	2,914,504
Total operating lease liabilities	$4,288,564

Other information related to leases is as follows:

Three months ended
March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$12,808
Interest on lease liabilities	2,176
Total finance lease cost	$14,984

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$403,899
Finance cash flows from finance leases	$6,763
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Right-of-use assets obtained in exchange for new finance lease liabilities	$14,541
Weighted-average remaining lease term - operating leases	4.0
Weighted-average remaining lease term - finance leases	2.7
Weighted-average discount rate - operating leases	7%
Weighted-average discount rate - finance leases	7%

10.	Capital Stock and Share-Based Compensation
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

Stock Options
A summary of the stock option activity for the three months ended March 31, 2019 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2018	3,108,868	$0.61 - $6.55	$2.26	$3,669,794	1,986,740	$1.81	$3,314,494
Granted	565,070	$3.21 - $3.37
Exercised	(260,344)	$1.18 - $1.80
Canceled	(1,469)	1.47
Balance, March 31, 2019	3,412,125	$0.61 - $6.23	$2.48	$5,844,998	1,810,984	$1.91	$4,170,283

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the Nasdaq Capital Market, as applicable, on the respective dates.

At March 31, 2019, the outstanding stock options to purchase an aggregate of 3.4 million shares had a weighted-average remaining contractual term of 6.4 years, and the exercisable stock options to purchase an aggregate of 1.8 million shares had a weighted-average remaining contractual term of 3.6 years. The fair value of shares underlying vested options was $7.6 million at March 31, 2019. The fair value of shares underlying options exercised during the three months ended March 31, 2019 was $400,470.
For the three months ended March 31, 2019 and 2018 we recognized $0.3 million and $0.1 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $3.3 million in share-based compensation expense over the weighted-average remaining service period of 3.2 years for stock options outstanding as of March 31, 2019.

Restricted Stock and Stock Units

Historically, we have granted shares of restricted stock to certain employees that have vested in three equal annual installments on the anniversary dates of their grant. However, beginning in 2019, we altered our approach for these grants to replace the grant of restricted stock subject to time-based vesting with the grant of a combination of restricted stock units ("RSUs") subject to time-based vesting and performance-based vesting. Each RSU represents the contingent right to receive a single share of our common stock upon the vesting of the award. For the three months ended March 31, 2019, we issued an aggregate of 230,000 RSUs to certain employees. Of the RSUs issued during the three months ended March 31, 2019, 167,000 of such RSUs are subject to time-based vesting and are scheduled to vest in three equal annual installments on the anniversary dates of the grant. The remaining 63,000 RSUs are performance-based awards that will vest based on our achievement of long-term performance goals, in particular, based on our levels of 2021 revenue and operating income. The 63,000 shares issuable upon vesting of the performance-based RSUs represent the maximum payout under our performance-based awards, based upon 150% of our target performance for 2021 revenue and operating income (the payout of such awards based on target performance for 2021 revenue and operating income would be 42,000 shares). In the case of the time-based and performance-based RSUs, vesting is also subject to the employee's continuous service with us through vesting.

In addition, in conjunction with our 2018 Annual Meeting of Stockholders, we issued RSUs to certain members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy (other members of our Board of Directors elected to receive their annual equity compensation for Board service in the form of stock units under our Deferred Compensation Plan as described below). RSUs issued to our Board of Directors vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting.

During the three months ended March 31, 2019, no shares of restricted stock or RSUs vested.

The following table summarizes the value of our unvested restricted stock awards and restricted stock units:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance, January 1, 2019	458,620	$2.56	$1,172,456
Granted	230,000	$2.97	683,430
Vested	—	—	—
Forfeitures	—	—	—
Balance, March 31, 2019	688,620	$2.70	$1,855,886
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
The following is a summary of our stock unit activity under the Deferred Compensation Plan for the three months ended March 31, 2019:

	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, January 1, 2019	507,290	$1.53	$1,699,422
Granted	9,104	3.35
Forfeitures	—	—
Converted	—	—
Balance, March 31, 2019	516,394	$1.56	$2,153,363
As of March 31, 2019, 48,859 of the outstanding stock units had not yet vested.

The following table details our equity transactions during the three months ended March 31, 2019:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2019, as previously reported	1,321,514	1,322	27,956,401	30,120	1,253,105	(2,116,640)	85,744,750	(21,305,222)	62,354,330
Exercise of stock options	—	—	189,312	189	—	—	184,769	—	184,958
Share-based compensation	—	—	—	—	—	—	342,765	—	342,765
Non-cash compensation	—	—	—	—	—	—	—	—	—
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	83,038	(83,058)	—
Net Income	—	—	—	—	—	—	—	1,125,879	1,125,879
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Balance, March 31, 2019	1,321,514	1,322	28,145,713	30,329	1,253,105	(2,116,640)	86,355,322	(20,262,401)	64,007,932

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to March 31, 2019. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2019, the Series A Preferred Stock issued to Carilion has accrued $1,500,692 in dividends. The accrued and unpaid dividends as of March 31, 2019 will be paid by the issuance of 730,808 shares of our common stock upon Carilion’s written request.

Stock Repurchase Program
In May 2016, our board of directors authorized us to repurchase up to $2.0 million of our common stock through May 31, 2017. As of May 31, 2017, we had repurchased a total of 205,500 shares for an aggregate purchase price of $0.2 million under this stock repurchase program, after which this stock repurchase program expired.

In September 2017, our board of directors re-instituted the stock repurchase program and authorized us to repurchase up to $2.0 million of our common stock through September 19, 2018. Our stock repurchase program did not obligate us to acquire any specific number of shares. Under the program, shares could be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of September 19, 2018, we had repurchased a total of 565,629 shares for an aggregate purchase price of $1.1 million under this stock repurchase program, after which this stock repurchase program expired. We currently maintain all repurchased shares under these stock repurchase programs as treasury stock.

11.	Revenue Recognition

Disaggregation of Revenue
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

The details are listed in the table below for the periods ending March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	(unaudited)			(unaudited)
	Technology Development	Products and Licensing	Total	Technology Development	Products and Licensing	Total
Total Revenue by Geographic Location
United States	$6,640,743	$3,919,943	$10,560,686	$4,636,776	$2,441,496	$7,078,272
Asia	—	2,406,002	2,406,002	—	1,003,133	1,003,133
Europe	—	1,655,307	1,655,307	—	587,406	587,406
Canada, Central and South America	—	181,185	181,185	—	97,719	97,719
All Others	—	29,938	29,938	—	2,000	2,000
Total	$6,640,743	$8,192,375	$14,833,118	$4,636,776	$4,131,754	$8,768,530

Total Revenue by Major Customer Type
Sales to the U.S. government	$6,475,448	$785,223	$7,260,671	$4,605,154	$10,357	$4,615,511
U.S. direct commercial sales and other	165,295	3,134,720	3,300,015	31,622	2,441,721	2,473,343
Foreign commercial sales & other	—	4,272,432	4,272,432	—	1,679,676	1,679,676
Total	$6,640,743	$8,192,375	$14,833,118	$4,636,776	$4,131,754	$8,768,530

Total Revenue by Contract Type
Fixed-price contracts	$3,662,434	$8,192,375	$11,854,809	$2,231,654	$4,131,754	$6,363,408
Cost-type contracts	2,978,309	—	2,978,309	2,405,122	—	2,405,122
Total	$6,640,743	$8,192,375	$14,833,118	$4,636,776	$4,131,754	$8,768,530

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$—	$7,595,593	$7,595,593	$—	$3,964,349	$3,964,349
Goods/services transferred over time	6,640,743	596,782	7,237,525	4,636,776	167,405	4,804,181
Total	$6,640,743	$8,192,375	$14,833,118	$4,636,776	$4,131,754	$8,768,530

Total Revenue by Major Products/Services
Technology development	$6,640,743	$—	$6,640,743	$4,636,776	$—	$4,636,776
Optical test and measurement systems	—	7,343,193	7,343,193	—	3,688,009	3,688,009
Other	—	849,182	849,182	—	443,745	443,745
Total	$6,640,743	$8,192,375	$14,833,118	$4,636,776	$4,131,754	$8,768,530

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

The following table shows the components of our contract balances as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Contract assets	$3,188,352	$2,759,315
Contract liabilities	(2,792,119)	(2,486,111)
Net contract assets (liabilities)	$396,233	$273,204

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Technology Development segment unfulfilled performance obligations was $25.9 million at March 31, 2019. We expect to satisfy 61% of the performance obligations in 2019, 32% in 2020 and the remainder by 2022. The approximate value of our Products and Licensing segment unfulfilled performance obligations was $15.0 million at March 31, 2019. We expect to satisfy 49% of the performance obligations in 2019, 21% in 2020 and the remainder by 2023.

12.	Income Taxes

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

For 2019, the anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 21% primarily because of the partial release of the valuation allowance related to net operating loss carryforwards expected to be used to offset taxable income in the period and certain discrete items.

We consider both positive and negative evidence when evaluating the recoverability of our deferred tax assets ("DTAs").  The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e. greater than a 50% probability) that all or some portion of the DTAs will be realized in the future.  As of March 31, 2019, management has concluded a partial valuation allowance of the DTAs is necessary because of sufficient uncertainty in our ability to realize the benefit associated with such DTAs in the future.

13.	Operating Segments

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
Through March 31, 2019, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 15, 2019).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Revenues:
Technology development	$6,640,743	$4,636,776
Products and licensing	8,192,375	4,131,754
Total revenues	$14,833,118	$8,768,530
Technology development operating income/(loss)	$64,237	$99,234
Products and licensing operating income/(loss)	(961,815)	(14,983)
Total operating income/(loss)	$(897,578)	$84,251
Depreciation, technology development	$98,395	$93,600
Depreciation, products and licensing	$158,990	$64,317
Amortization, technology development	$27,932	$37,206
Amortization, products and licensing	$331,992	$112,729

The table below presents assets for reportable segments:

	March 31, 2019	December 31, 2018
	(unaudited)
Total segment assets:
Technology development	$32,331,533	$34,823,525
Products and licensing	51,232,275	40,775,211
Total assets	$83,563,808	$75,598,736
Property plant and equipment, and intangible assets, technology development	$2,162,062	$2,103,711
Property plant and equipment, and intangible assets, products and licensing	$23,338,116	$4,927,453

The U.S. government accounted for 49% and 41% of total consolidated revenues for the three months ended March 31, 2019 and 2018, respectively.

International revenues (customers outside the United States) accounted for 29% and 22% of total consolidated revenues for the three months ended March 31, 2019 and 2018, respectively. No single country, outside of the United States, represented more than 10% of total revenues in the three months ended March 31, 2019 and 2018.

14.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In March 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. The notice of claim received from Macom totaled $2.0 million under various indemnity provisions. We have disputed Macom's assertion of right to payment for the matters described in the Claim. It is uncertain what amount, if any, will be owed in settlement of the Claim. As of March 31, 2019, $1.5 million of the escrow balance had been received with the remaining $2.5 million in the escrow account pending resolution of the dispute.
On July 31, 2018, we sold the assets associated with our Opto components business to an unaffiliated third party. The asset purchase agreement provides for additional consideration of up to $1.0 million contingent upon the achievement of a specified revenue level by the sold business during the 18 months following the sale. In addition, the asset purchase agreement provides for a potential adjustment to the consideration paid, either positive or negative, to the extent that working capital transferred to the buyer is greater or less than a specified target amount. There have been no amounts recorded in reference to the above matter in the financial statements as of March 31, 2019. It is uncertain what amount, if any, will be received or paid with respect to each of these potential adjustments.
We executed a non-cancelable purchase order totaling $0.5 million in the fourth quarter of 2017 and a non-cancelable purchase order totaling $1.1 million in the first quarter of 2018 for multiple shipments of tunable lasers to be delivered over an 18-month period. At March 31, 2019, approximately $0.3 million of these commitments remained and is expected to be delivered by July 30, 2019.
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

We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets distributed fiber optic sensing products, as well as communications test products. We are continuing to develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy, and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Products and Licensing segment revenues represented 55% and 47% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. The approximate value of our Products and Licensing segment backlog was $15.0 million at March 31, 2019 and $5.8 million at December 31, 2018. The backlog at March 31, 2019 is expected to be recognized as revenue in the future as follows:

	2019	2020	2021	2022	2023 and beyond	Total
Products and Licensing	$7,442,894	$3,171,964	$1,571,597	$1,538,276	$1,323,423	$15,048,154
The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 45% and 53% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. The Technology Development segment revenues were $6.6 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Technology Development segment backlog was $25.9 million at March 31, 2019 and $26.0 million at December 31, 2018. The backlog at March 31, 2019 is expected to be recognized as revenue in the future as follows:

Technology Development	2019	2020	2021	2022	2023 and beyond	Total
Funded	$14,622,934	$4,556,997	$1,506,077	$287,857	$—	$20,973,865
Unfunded	$1,112,864	$3,830,142	$—	$—	$—	$4,943,006
Revenues from product sales are mostly derived from the sales of our sensing and test and measurement products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technology in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time, however, we do intend to gradually increase such revenues. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues and that as we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products.

On October 15, 2018, we acquired substantially all of the assets, other than cash, as well as specified liabilities of Micron Optics, Inc. ("MOI"), a leading provider of innovative optical components and laser-based measurement technology, whose sensing and measurement solutions are deployed in multiple industries, for total cash consideration of $5.0 million, including $4.0 million paid at closing and $1.0 million placed in escrow until the later of October 1, 2019 or the date that specified matters are resolved as agreed by us and MOI. Following closing of the transaction, the purchase price was increased by $0.5 million based upon the final determination of working capital of MOI as of the closing date compared to a target working capital amount specified in the asset purchase agreement.
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
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 45% and 53% of total revenues for the three months ended March 31, 2019 and 2018, respectively.
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 55% and 47% of our total revenues for the three months ended March 31, 2019 and 2018, respectively.
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
Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission ("SEC") on March 15, 2019.
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard related to Leases, Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and subsequent amendments, which replaced existing GAAP and requires lessees to recognize right-of-use ("ROU") assets and corresponding lease liabilities that depict the rights and obligations arising from a lease agreement. We implemented ASU 2016-02 on January 1, 2019 and elected certain practical expedients available under the ASU. As a result of the adoption, the Company recognized ROU assets totaling $3.5 million and lease liabilities totaling $4.5 million as of the adoption date. For additional information, see Note 1 to our Unaudited Consolidated Financial Statements - "Basis of Presentation and Significant Accounting Policies-Recently Issued Accounting Pronouncements" elsewhere in this Quarterly Report.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues

	Three Months Ended March 31,
	2019	2018	$ Difference	% Difference
Revenues:
Technology development	$6,640,743	$4,636,776	$2,003,967	43%
Products and licensing	8,192,375	4,131,754	4,060,621	98%
Total revenues	$14,833,118	$8,768,530	$6,064,588	69%
Revenues from our Technology Development segment for the three months ended March 31, 2019, increased $2.0 million, or 43%, to $6.6 million compared to $4.6 million for the three months ended March 31, 2018. The increase in Technology Development segment revenues continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was realized primarily in our optical systems research and advanced materials groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.
Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our ODiSI, Optical Vector Analyzer, and Optical Backscatter Reflectometer platforms, optical components and sub-assemblies and sales of Terahertz sensing systems. Following our acquisitions of MOI on October 15, 2018, and GP on March 1, 2019, our Products and Licensing segment also includes the fiber-optic based test equipment, components, and sub-assemblies of those operations. Products and Licensing segment revenues for the three months ended March 31, 2019 increased $4.1 million, or 98%, to $8.2 million compared to $4.1 million for the three months ended March 31, 2018. The increase for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, resulted primarily from $2.7 million of revenues realized from the legacy business of MOI and $0.7 million of revenues realized from the legacy business of GP during the period. Continued growth in sales of our fiber-optic sensing products, including the ODiSI products directed toward the expanding use of composite materials and the need for improved means of testing their structural integrity, also contributed to this increase.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2019	2018	$ Difference	% Difference
Cost of revenues:
Technology development	$4,816,146	$3,353,501	$1,462,645	44%
Products and licensing	3,249,338	1,575,403	1,673,935	106%
Total cost of revenues	8,065,484	4,928,904	3,136,580	64%
Gross profit	$6,767,634	$3,839,626	$2,928,008	76%
The cost of Technology Development segment revenues for the three months ended March 31, 2019, increased $1.5 million, or 44%, to $4.8 million compared to $3.4 million for the three months ended March 31, 2018. The increase in cost of Technology Development segment revenues was attributable to additional headcount and the increased utilization of third-party analytical services to support the growth in our research contracts and was consistent with the rate of revenue growth for this business segment.
The cost of revenues associated with our Products and Licensing segment increased by $1.7 million, or 106%, to $3.2 million for the three months ended March 31, 2019, compared to $1.6 million for the three months ended March 31, 2018. This increase in cost of revenues resulted from $1.3 million of cost of revenues from the legacy businesses of MOI and GP as well as an increase in sales volume from our previous locations. Cost of revenues increased at a lower rate than our revenues increased due to the product mix. Our overall gross margin increased to 46% for the three months ended March 31, 2019, compared to 44% for the three months ended March 31, 2018 primarily as a result of our revenue mix, with Products and licensing segment sales representing a larger portion of our revenues during the three months ended March 31, 2019.

Operating Expense

	Three Months Ended March 31,
	2019	2018	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$6,207,318	$3,333,490	$2,873,828	86%
Research, development and engineering	1,457,893	879,592	578,301	66%
Total operating expense	$7,665,211	$4,213,082	$3,452,129	82%
Our selling, general and administrative expense increased $2.9 million, or 86%, to $6.2 million for the three months ended March 31, 2019 compared to $3.3 million for the three months ended March 31, 2018. Selling, general and administrative expense increased primarily due to $1.1 million of expenses associated with the legacy business of MOI and GP for the three months ended March 31, 2019. Selling, general and administrative expenses for the three months ended March 31, 2019, also include $0.9 million in transaction-related expenses associated with the acquisition of GP.
Research, development and engineering expense increased $0.6 million, or 66%, to $1.5 million for the three months ended March 31, 2019, compared to $0.9 million for the three months ended March 31, 2018 due to $0.6 million of research, development and engineering expenses associated with the legacy businesses of MOI and GP during the three months ended March 31, 2019.
Investment Income
Investment income was $0.2 million for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, we invested a portion of our cash in funds holding U.S. treasury instruments.
Income Tax Benefit
For the three months ended March 31, 2019, we recognized an income tax benefit from continuing operations of $1.9 million, compared to $0.1 million for the three months ended March 31, 2018. The increase in our income tax benefit in 2019 as compared to 2018 was due to a reduction in our deferred tax asset valuation allowances as a result of the acquisition of GP.
Net Loss From Continuing Operations
During the three months ended March 31, 2019, we recognized a loss from continuing operations before income taxes of $0.7 million compared to $0.3 million for the three months ended March 31, 2018. After tax, our net income from continuing operations was $1.1 million compared to a loss of $0.3 million for the three months ended March 31, 2019 and 2018, respectively.
Net Income From Discontinued Operations
For the three months ended March 31, 2018, our net income from discontinued operations of $0.4 million represented the operating results of our optoelectronic components business. There were no results from discontinued operations for the three months ended March 31, 2019.

Liquidity and Capital Resources
At March 31, 2019, our total cash and cash equivalents were $24.6 million.

We previously maintained a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we had two term loans with an aggregate original borrowing amount of $7.0 million. As of March 31, 2019, the aggregate outstanding principal balance of $0.3 million was made up of one remaining term loan, which matured on May 1, 2019 and has been repaid as of the date of filing this report. The second term loan matured on December 1, 2018. The term loans bore interest at a floating rate of prime plus 2%. As of March 31, 2019, we were in compliance with all covenants under the Loan and Security Agreement.

We believe that our cash balance as of March 31, 2019 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Three Months Ended March 31,
	2019	2018	$ Difference
Net cash provided by/(used in) operating activities	$1,596,683	$(2,540,334)	$4,137,017
Net cash used in investing activities	(19,280,140)	(242,828)	(19,037,312)
Net cash used in financing activities	(196,804)	(755,697)	558,893
Net decrease in cash and cash equivalents	$(17,880,261)	$(3,538,859)	$(14,341,402)
During the first three months of 2019, operations provided $1.6 million of cash. During the first three months of 2019, net cash provided by operating activities consisted of our net income of $1.1 million, which included non-cash charges for depreciation and amortization of $0.6 million and share-based compensation of $0.3 million, and a net cash inflow of $1.4 million from changes in working capital all partially reduced by changes in deferred taxes of $1.9 million. The changes in working capital included a decrease in accounts receivable of $1.1 million, and an increase in accounts payable and accrued expenses of $1.2 million, all partially offset by increases in contract assets of $0.4 million and inventory of $0.5 million.
During the first three months of 2018, the $2.5 million of net cash used in operating activities consisted of our net income of $0.1 million, which included operating income from discontinued operations of our optoelectronic segment that was sold in July 2018 of $0.4 million in addition to non-cash charges for depreciation and amortization of $0.3 million and share-based compensation of $0.1 million. Additionally, changes in working capital resulted in a net cash outflow of $3.1 million, principally driven by a reduction in contract liabilities of $1.7 million as a result of the payment of $1.6 million in outstanding claims for excess billed amounts on government research contracts. The changes in working capital also included a reduction in accounts payable and accrued expenses of $1.5 million, partially offset by an increase in inventory of $0.1 million.
Cash used in investing activities for the three months ended March 31, 2019 included $19.0 million to acquire the operations of GP, in addition to $0.2 million of fixed asset additions and $0.1 million of capitalized intellectual property costs. Cash used in investing activities for the three months ended March 31, 2018 consisted of $0.1 million of fixed asset additions and $0.1 million of capitalized intellectual property costs.
Net cash used in financing activities during the three months ended March 31, 2019 included long term debt repayments of $0.4 million, compared to $0.5 million of long-term debt repayments during the three months ended March 31, 2018. During the three months ended March 31, 2018 we also repurchased $0.3 million of our common stock on the open market. There were no common stock repurchases during the three months ended March 31, 2019. During the three months ended March 31, 2019 we received proceeds from the exercise of options and warrants of $0.2 million.

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
We are exposed to interest rate fluctuations as a result of our term loans with SVB having a variable interest rate. We do not currently use derivative instruments to alter the interest rate characteristics of our debt. For the principal amount of $0.3 million outstanding under the term loans as of March 31, 2019, a change in the interest rate by one percentage point for one year would result in a change in our annual interest expense of $100.
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
Foreign Currency Exchange Rate Risk
As of March 31, 2019, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the three months ended March 31, 2019 and 2018, revenues generated under the SBIR program represented 43% and 50%, respectively, of our total revenues.
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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2019, we had approximately 257 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 52% and 53% of our consolidated total revenues for the three months ended March 31, 2019 and 2018, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
In October 2018 we acquired the assets of Micron Optics, Inc., a leading provider of innovative optical components and laser-based equipment that advance the quality of optical measurements. In March 2019 we acquired General Photonics Corporation, a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications. In the future, we may continue to seek acquisition targets supporting our growth strategy. The success of an acquisition will depend, in large part, on sales of the acquired company's products and the realization of operating synergies. To realize these anticipated benefits, we must successfully integrate the acquired company's business into our existing business. Such integrations may be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the acquisition. Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers deciding not to do business with us;

•	complexities associated with managing the larger combined company with distant business locations;

•	integrating personnel while maintaining focus on providing consistent, high quality products;

•	loss of key employees;

•	potential unknown liabilities associated with the acquisition;

•	performance shortfalls as a result of the division of management's attention caused by completing the acquisition and integrating operations.
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
On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the U.K. will cease to be an EU Member State either on the effective date of a withdrawal agreement (entry into such a withdrawal agreement will require U.K. parliamentary approval) or, failing that, two years following the U.K's notification of its intention to leave the EU (the “Brexit Date”), unless the European Council (together with the U.K.) unanimously decides to extend the two year period. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave the EU. It appears likely that Brexit will continue to involve a process of lengthy negotiations between the U.K. and EU Member States to determine the future terms of the U.K’s relationship with the EU. For example, in March 2018, the U.K. reached a provisional agreement (the “Withdrawal Agreement”) with the EU on transitional arrangements following the U.K's exit (which are intended to enable the U.K. to remain within the EU single market and customs union for a transitional period through 2020), but the Withdrawal Agreement needs to be formally agreed as part of the withdrawal arrangements currently under negotiation. Given that no formal withdrawal arrangements have been agreed, there have been several extensions to the Brexit Date and the U.K. has yet to formally leave the EU. On April 11, 2019, the EU granted the U.K. a further extension to the Brexit Date until October 31, 2019. The purpose of this extension is to allow for the ratification of the Withdrawal Agreement by the U.K. House of Commons. If the Withdrawal Agreement is ratified, the U.K. will leave the EU earlier than October 31, 2019. As a condition of the extension, the U.K. must take part in EU elections on May 23, 2019. If it does not, the U.K. must leave the EU on June 1, 2019 without any formal withdrawal arrangements.
The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.
These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. In particular, they could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility.
If the U.K. and the EU are unable to negotiate acceptable withdrawal terms or if other EU Member States pursue withdrawal, barrier-free access between the U.K. and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets either during a transitional period or more permanently.
Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. customers. The occurrence of any such event could subject us to additional costs and impair our ability to complete projects for our clients, which could adversely affect our operating results and financial condition.
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
We cannot guarantee that we have correctly forecasted, or that we will correctly forecast in the future, the right product lines and technology developments to dispose or discontinue or that our decision to dispose of our discontinued various investments, product lines and technology developments is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risk that we will not be able to find a purchaser for a product line or the purchase price obtained will not be equal to at least the book value of the net assets for the product line. Other risks including managing the expectations of, and maintaining good relations with, our historical customers who previously purchased products from a disposed or discontinued product line, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with disposal or discontinuance of product lines, including employee severance costs and excess facilities costs.
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
We cannot guarantee that we have correctly forecasted, or that we will correctly forecast in the future, the right product lines and technology developments to dispose or discontinue or that our decision to dispose of our discontinued various investments, product lines and technology developments is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risk that we will not be able to find a purchaser for a product line or the purchase price obtained will not be equal to at least the book value of the net assets for the product line. Other risks including managing the expectations of, and maintaining good relations with, our historical customers who previously purchased products from a disposed or discontinued product line, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with disposal or discontinuance of product lines, including employee severance costs and excess facilities costs.
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
We expect that we will have to implement additional finance and accounting systems, procedures and controls to satisfy additional SEC reporting requirements that we will become subject to in the near future, which will increase our costs and require additional management resources. If we are unable to maintain effective internal control over financial reporting, it could harm investor confidence.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We evaluate our existing internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.
We are currently classified as a non-accelerated filer under SEC regulations. Until we are classified as an accelerated filer (based on the value of our “public float” measured as of the end of our second fiscal quarter), we are exempt from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, relating to the attestation and reporting by our external auditing firm on our internal control over financial reporting. Based on the recent trading price of our common stock on the Nasdaq Capital Market, we currently expect that our public float, as of June 30, 2019, will exceed the triggering threshold for accelerated filer status and that, as a result, we will become an accelerated filer as of the end of 2019. If that occurs, we would be required to comply with Section 404(b) beginning with our Form 10-K for the year ending December 31, 2019. If we become subject to this requirement, we will be required to incur additional costs, which increased costs could be material to us and affect our results of operations. In addition, this effort would require additional management attention and resources.

Additionally, if we become subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, and if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Regardless of whether we are subject to Section 404(b) of the Sarbanes-Oxley Act, if our internal control over financial reporting is found not to be effective or if we make disclosure of existing or potential material weaknesses in those controls, investors could lose confidence in our financial reports, and our stock price may be adversely affected.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2019
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through March 31, 2019, the Series A Preferred Stock issued to Carilion has accrued $1,500,692 in dividends. The accrued dividend as of March 31, 2019 will be paid by the issuance of 730,808 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1(1)+	Asset Purchase Agreement, by and among Luna Technologies, Inc., the Registrant and General Photonics Corporation, dated as of March 1, 2019 (Exhibit 2.1)

4.1(2)+	Luna Innovations Incorporated 2016 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Exhibit 4.1)

10.1	Amended and Restated Non-Employee Director Compensation Policy, as amended as of February 26, 2019.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)
Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, Commission File No. 000-52008, filed on March 4, 2019. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(2)
Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, Commission File No. 000-52008, filed on January 16, 2019. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

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

Luna Innovations Incorporated
Date:	May 13, 2019	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)