Form 10-Q
period 2019-06-30
LUNA INNOVATIONS INC
filed 2019-08-07
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2019, there were 28,300,766 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,537,673	$42,460,267
Accounts receivable, net	13,845,438	13,037,068
Receivable from sale of HSOR business	2,500,375	2,500,000
Contract assets	3,094,279	2,422,495
Inventory	9,732,937	6,873,742
Prepaid expenses and other current assets	1,063,124	935,185
Total current assets	53,773,826	68,228,757
Long-term contract assets	386,350	336,820
Property and equipment, net	3,752,698	3,627,886
Intangible assets, net	10,952,448	3,302,270
Goodwill	10,345,249	101,008
Other assets, net	2,978,346	1,995
Total assets	$82,188,917	$75,598,736
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$—	$619,315
Current portion of capital lease obligations	—	40,586
Accounts payable	3,000,066	2,395,984
Accrued liabilities	8,972,412	6,597,458
Contract liabilities	2,407,830	2,486,111
Total current liabilities	14,380,308	12,139,454
Long-term deferred rent	—	1,035,974
Other long-term liabilities	2,620,446	—
Long-term capital lease obligations	—	68,978
Total liabilities	17,000,754	13,244,406
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018	1,322	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 29,606,604 and 29,209,506 shares issued, 28,300,766 and 27,956,401 shares outstanding at June 30, 2019 and December 31, 2018, respectively	30,557	30,120
Treasury stock at cost, 1,305,838 and 1,253,105 shares at June 30, 2019 and December 31, 2018, respectively	(2,337,110)	(2,116,640)
Additional paid-in capital	87,004,906	85,744,750
Accumulated deficit	(19,511,512)	(21,305,222)
Total stockholders’ equity	65,188,163	62,354,330
Total liabilities and stockholders’ equity	$82,188,917	$75,598,736
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenues:
Products and licensing	$11,372,664	$4,457,084	$19,565,039	$8,588,838
Technology development	6,440,999	5,466,280	13,081,742	10,103,056
Total revenues	17,813,663	9,923,364	32,646,781	18,691,894
Cost of revenues:
Products and licensing	4,577,774	1,747,585	7,827,112	3,322,988
Technology development	4,483,974	3,945,127	9,300,121	7,298,628
Total cost of revenues	9,061,748	5,692,712	17,127,233	10,621,616
Gross profit	8,751,915	4,230,652	15,519,548	8,070,278
Operating expense:
Selling, general and administrative	6,002,613	3,265,408	12,228,709	6,598,898
Research, development and engineering	1,735,342	760,276	3,193,235	1,639,868
Total operating expense	7,737,955	4,025,684	15,421,944	8,238,766
Operating income/(loss)	1,013,960	204,968	97,604	(168,488)
Other income/(expense):
Investment income	76,813	99,844	268,020	175,756
Other expense	(3,056)	(9,369)	(4,452)	(20,223)
Interest expense	(52)	(34,484)	(12,775)	(75,131)
Total other income	73,705	55,991	250,793	80,402
Income/(loss) from continuing operations before income taxes	1,087,665	260,959	348,397	(88,086)
Income tax expense/(benefit)	247,373	(38,269)	(1,617,774)	(115,236)
Net income from continuing operations	840,292	299,228	1,966,171	27,150
Income from discontinued operations, net of income tax of ($59,864) and $18,499	—	768,100	—	1,188,853
Net income	840,292	1,067,328	1,966,171	1,216,003
Preferred stock dividend	89,549	63,235	172,607	127,660
Net income attributable to common stockholders	$750,743	$1,004,093	$1,793,564	$1,088,343
Net income per share from continuing operations:
Basic	$0.03	$0.01	$0.07	$—
Diluted	$0.02	$0.01	$0.06	$—
Net income per share from discontinued operations:
Basic	$—	$0.03	$—	$0.04
Diluted	$—	$0.02	$—	$0.04
Net income per share attributable to common stockholders:
Basic	$0.03	$0.04	$0.06	$0.04
Diluted	$0.02	$0.03	$0.05	$0.03
Weighted average common shares and common equivalent shares outstanding:
Basic	28,246,840	27,531,361	28,143,534	27,368,185
Diluted	33,650,790	31,506,745	33,588,951	31,257,277
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Cash flows provided by/(used in) operating activities
Net income	$1,966,171	$1,216,003
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	1,165,609	622,577
Share-based compensation	720,649	212,149
Bad debt expense	—	6,000
(Gain)/loss on disposal of fixed assets	—	(1,000)
Change in assets and liabilities
Accounts receivable	712,805	(1,522,604)
Contract assets	(721,315)	(645,824)
Inventory	(161,196)	(482,194)
Other current assets	(17,483)	164,809
Accounts payable and accrued expenses	(2,313,551)	(253,372)
Contract liabilities	(234,854)	(2,053,566)
Net cash provided by/(used in) operating activities	1,116,835	(2,737,022)
Cash flows used in investing activities
Acquisition of property and equipment	(405,795)	(198,012)
Intangible property costs	(136,852)	(185,909)
Proceeds from sale of property and equipment	—	1,000
Acquisition of General Photonics Corporation	(19,004,250)	—
Net cash used in investing activities	(19,546,897)	(382,921)
Cash flows used in financing activities
Payments on finance lease obligations	(14,545)	(25,309)
Payments of debt obligations	(625,000)	(916,665)
Repurchase of common stock	(220,470)	(466,894)
Proceeds from the exercise of options and warrants	367,483	840,078
Net cash used in financing activities	(492,532)	(568,790)
Net decrease in cash and cash equivalents	(18,922,594)	(3,688,733)
Cash and cash equivalents—beginning of period	42,460,267	36,981,533
Cash and cash equivalents—end of period	$23,537,673	$33,292,800
Supplemental disclosure of cash flow information
Cash paid for interest	$13,407	$72,127
Cash paid for income taxes	$687,275	$8,156
Non-cash investing and financing activities
Contingent liability for business combination	$915,000	—
Dividend on preferred stock, 39,646 shares of common stock issuable for each of the six months ended June 30, 2019 and 2018	$172,607	$127,660
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2019, results of operations and changes in stockholders' equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The consolidated balance sheet as of December 31, 2018 was derived from our audited consolidated financial statements.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of our debt as of December 31, 2018 approximates fair value, as we consider the floating interest rate on our credit facilities with Silicon Valley Bank ("SVB") to be at market for similar instruments. Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.
Net Income Per Share
Basic per share data is computed by dividing our net income by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential shares of common stock had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.
The effects of 5.4 million and 4.0 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are included for the diluted per share data for three months ended June 30, 2019 and 2018, respectively. The effects of 5.4 million and 3.9 million common stock equivalents are included for the diluted per share data for the six months ended June 30, 2019 and 2018, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard related to Leases, Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and subsequent amendments, which replaced existing U.S. GAAP and requires lessees to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet for those leases classified as operating leases for greater transparency. The Company, using a modified retrospective adoption approach, is required to recognize and measure leases existing at the beginning of the adoption period, with certain practical expedients available.
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

	Balance at	Adjustment for	Adjusted balance at
	December 31, 2018	ASC 842	January 1, 2019
Assets:
Property and equipment, net	3,627,886	(90,494)	3,537,392
Other assets, net	1,995	3,536,133	3,538,128

Liabilities:
Accrued liabilities	6,597,458	1,242,669	7,840,127
Current portion of capital lease obligations	40,586	(40,586)	—
Long-term deferred rent	1,035,974	(1,035,974)	—
Long-term operating lease liability	—	3,271,705	3,271,705
Long-term capital lease obligations	68,978	(68,978)	—
Long-term finance lease liability	—	76,803	76,803

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

In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The ASU requires companies to measure credit losses by using a methodology that reflects the expected credit losses based on historical information current economic conditions, and reasonable and supportable information. The new standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We do not expect the adoption of ASU 2016-13 will have a significant impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220). Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in accumulated other comprehensive income that do not reflect the current tax rate of the entity (“stranded tax effects”). The new guidance allows us the option to reclassify these stranded tax effects to accumulated deficit that relate to the change in the federal tax rate resulting from the passage of the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. We do not expect the adoption of ASU 2018-02 will have a significant impact on our consolidated financial statements.

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

On October 15, 2018, we acquired substantially all of the assets, other than cash, of the United States operations of Micron Optics, Inc. ("MOI") for cash consideration of $5.5 million, of which $5.0 million was paid as of June 30, 2019, with the remaining $0.5 million reflected in accrued liabilities.

For the three months ended June 30, 2019, we recognized revenue of $2.6 million and operating income of $0.7 million associated with the acquired operations of MOI, and for the six months ended June 30, 2019, we recognized revenue of $5.3 million and operating income of $1.3 million associated with the acquired operations of MOI.

On March 1, 2019, we acquired the outstanding stock of General Photonics Corporation ("GP") for cash consideration of $19.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. Additionally, we can become obligated to pay additional cash consideration of up to $1.0 million if certain revenue targets for the GP historical business are met for the twelve month period following the closing. We currently estimate the fair value of the contingent obligation to be $0.9 million, which is shown in accrued liabilities on the consolidated balance sheet. The fair value of the contingent obligation was determined using the present value of estimated likely future payments.

For the three months ended June 30, 2019, we recognized revenue of $3.2 million and operating income of $0.3 million associated with the acquired operations of GP, and we recognized revenue of $3.9 million and operating income of $0.2 million associated with the acquired operations of GP for the period from the closing of the acquisition through June 30, 2019. Operating income for the three months ended June 30, 2019 included $0.6 million in amortization expense for the acquired intangibles associated with the acquisition of GP, and operating income included $0.8 million in amortization expense for the acquired intangibles associated with the acquisition of GP for the period from the closing of the acquisition through June 30, 2019. Operating income for the three months ended June 30, 2019 also included $43.7 thousand of costs associated with the acquisition of GP. Operating income for the six months ended June 30, 2019 included $0.9 million of costs associated with the acquisition of GP. The amortization expense for the acquired intangibles as well as the costs associated with the acquisition of GP are included in the cost of goods sold and selling, general and administrative expenses in our consolidated statements of operations.

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

	Preliminary Allocation
	MOI	GP
Accounts receivable	$1,742,693	$1,520,950
Inventory	1,435,606	2,698,000
Other current assets	69,951	763,873
Property and equipment	996,460	286,000
Identifiable intangible assets	1,650,000	8,200,000
Goodwill	101,008	10,315,490
Accounts payable and accrued expenses	(450,985)	(3,865,063)
Total purchase consideration	$5,544,733	$19,919,250

The preliminary identifiable intangible assets and their estimated useful lives were as follows:

	Estimated	Estimated Fair Value
	Useful Life	MOI	GP
Developed technology	5 - 8 years	$1,200,000	$7,200,000
In process research and development	7 years	200,000	—
Trade names and trademarks	3 years	150,000	400,000
Customer base	7 - 15 years	100,000	600,000
		$1,650,000	$8,200,000

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

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the acquisitions of MOI and GP had been completed on January 1, 2018. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortize expense for the intangible assets acquired, and to eliminate the acquisition transaction expenses recognized in each period. Transaction-related expenses associated with the acquisition and excluded from pro forma income from continuing operations were $43.7 thousand for the three months ended June 30, 2019, and $0.9 million for the six months ended June 30, 2019. There were no transaction-related expenses associated with the acquisition for either the three or six months ended June 30, 2018. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations or the combined business had the acquisitions of MOI and GP actually occurred on January 1, 2018, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$17,813,663	$14,332,673	$34,676,073	$27,451,509

Income/(loss) from continuing operations	$1,150,903	$208,892	$3,488,723	$(134,604)

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
The key components of net income from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net revenues	$—	$3,849,283	$—	$7,273,925
Cost of revenues	—	2,407,467	—	4,645,617
Operating expenses	—	745,635	—	1,443,658
Other income	—	12,055	—	22,702
Income before income taxes	—	708,236	—	1,207,352
Allocated tax expense	—	(59,864)	—	18,499
Net income from discontinued operations	$—	$768,100	$—	$1,188,853

For the six months ended June 30, 2018, cash flows provided by operating activities for discontinued operations was $0.1 million. For the six months ended June 30, 2018 cash flows used in investing activities for discontinued operations was $0.1 million.

4.	Goodwill

The changes in the carrying value of goodwill during the six months ended June 30, 2019 were as follows:

Balance as of December 31, 2018	$101,008
Goodwill resulting from business combination - GP	10,315,490
Measurement Period Adjustment - MOI	(71,249)
Balance as of June 30, 2019	$10,345,249

5.	Inventory
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
Components of inventory were as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Finished goods	$1,598,532	$1,339,832
Work-in-process	1,118,736	643,420
Raw materials	7,015,669	4,890,490
Total inventory	$9,732,937	$6,873,742

6.    Accrued Liabilities

Accrued liabilities at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Accrued compensation	$4,814,036	$4,467,587
Income tax payable	409,145	236,636
Accrued professional fees	272,905	198,062
Deferred Rent	—	146,542
Current operating lease liability	1,384,294	—
Current finance lease liability	50,743	—
Royalties	167,662	302,428
Accrued liabilities - other	415,644	404,752
Liability to related party	—	298,468
Contingent liability	915,000	—
Working capital adjustment - MOI	542,983	542,983
Total accrued liabilities	$8,972,412	$6,597,458

7.	Debt
Silicon Valley Bank Facility
We previously maintained a Loan and Security Agreement with SVB (the "Credit Facility") under which we had a term loan with an original borrowing amount of $6.0 million (the “Term Loan”). The Term Loan carried a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. The Term Loan matured and was repaid in May 2019.
The following table presents a summary of debt outstanding as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited)
Silicon Valley Bank Term Loan	$—	$625,000
Less: unamortized debt issuance costs	—	5,685
Less: current portion	—	619,315
Total long-term debt	$—	$—

8.	Leases

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

As of June 30, 2019, the Company's lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	June 30, 2019
Assets
ROU assets - operating lease	Other assets	$2,847,594
ROU assets - finance lease	Other assets	94,716
Total ROU assets		$2,942,310

Liabilities
Current operating lease liability	Accrued liabilities	$1,384,294
Current finance lease liability	Accrued liabilities	50,743
Long-term operating lease liability	Other liabilities	2,572,862
Long-term finance lease liability	Other liabilities	47,584
Total lease liabilities		$4,055,483

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs	$404,531	$808,430
Variable rent costs	(48,256)	(72,955)
Total rent expense	$356,275	$735,475

Future minimum lease payments under non-cancellable leases were as follows:

June 30, 2019
2019 - remaining 6 months	$814,046
2020	1,467,701
2021	640,800
2022	544,704
2023	544,704
2024 and beyond	544,704
Total future minimum lease payments	4,556,659
Less: Interest	599,503
Total operating lease liabilities	$3,957,156

Current operating lease liability	$1,384,294
Long-term operating lease liability	2,572,862
Total operating lease liabilities	$3,957,156

Other information related to leases is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$10,320	$21,965
Interest on lease liabilities	55	2,231
Total finance lease cost	$10,375	$24,196

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$404,531	$808,430
Finance cash flows from finance leases	$8,791	$15,554
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$14,541
Weighted-average remaining lease term - operating leases	3.9	3.9
Weighted-average remaining lease term - finance leases	3.9	3.9
Weighted-average discount rate - operating leases	7%	7%
Weighted-average discount rate - finance leases	7%	7%

9.	Capital Stock and Share-Based Compensation
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

Stock Options
A summary of the stock option activity for the six months ended June 30, 2019 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2019	3,108,868	$0.61 - $6.55	$2.26	$3,669,794	1,986,740	$1.81	$3,314,494
Granted	565,070	$3.21 - $3.37
Exercised	(451,844)	$0.82 - $1.81
Canceled	(7,507)	$1.47 - $1.98
Balance, June 30, 2019	3,214,587	$0.61 - $6.23	$2.57	$6,204,781	1,724,056	$2.09	$4,156,431

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the Nasdaq Capital Market, as applicable, on the respective dates.

At June 30, 2019, the outstanding stock options to purchase an aggregate of 3.2 million shares had a weighted-average remaining contractual term of 6.5 years, and the exercisable stock options to purchase an aggregate of 1.7 million shares had a weighted-average remaining contractual term of 4.0 years. The fair value of shares underlying vested options was $7.8 million at June 30, 2019. The fair value of shares underlying options exercised during the six months ended June 30, 2019 was $1,671,069.
For the six months ended June 30, 2019 and 2018 we recognized $0.7 million and $0.2 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $3.0 million in share-based compensation expense over the weighted-average remaining service period of 3.3 years for stock options outstanding as of June 30, 2019.

Restricted Stock and Restricted Stock Units

Historically, we have granted shares of restricted stock to certain employees that have vested in three equal annual installments on the anniversary dates of their grant. However, beginning in 2019, we altered our approach for these grants to replace the grant of restricted stock subject to time-based vesting with the grant of a combination of restricted stock units ("RSUs") subject to time-based vesting and performance-based vesting. Each RSU represents the contingent right to receive a single share of our common stock upon the vesting of the award. For the six months ended June 30, 2019, we issued an aggregate of 230,000 RSUs to certain employees. Of the RSUs issued during the six months ended June 30, 2019, 167,000 of such RSUs are subject to time-based vesting and are scheduled to vest in three equal annual installments on the anniversary dates of the grant. The remaining 63,000 RSUs are performance-based awards that will vest based on our achievement of long-term performance goals, in particular, based on our levels of 2021 revenue and operating income. The 63,000 shares issuable upon vesting of the performance-based RSUs represent the maximum payout under our performance-based awards, based upon 150% of our target performance for 2021 revenue and operating income (the payout of such awards based on target performance for 2021 revenue and operating income would be 42,000 shares). In the case of the time-based and performance-based RSUs, vesting is also subject to the employee's continuous service with us through vesting. During the six months ended June 30, 2019, 177,665 shares of restricted stock vested.

In addition, in conjunction with our 2018 and 2019 Annual Meetings of Stockholders, we issued RSUs to certain members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy (other members of our Board of Directors elected to receive their annual equity compensation for Board service in the form of stock units under our Deferred Compensation Plan as described below). RSUs issued to our non-employee Directors vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting. For the six months ended June 30, 2019, we issued 11,600 RSUs to certain non-employee members of our Board of Directors in respect of the annual equity grants pursuant to our non-employee director compensation policy. During the six months ended June 30, 2019, 16,286 RSUs vested.

The following table summarizes the value of our unvested restricted stock awards and RSUs:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance, January 1, 2019	458,620	$2.56	$1,172,456
Granted	241,600	3.04	733,429
Vested	(193,951)	2.32	(450,935)
Forfeitures	—	—	—
Balance, June 30, 2019	506,269	$2.87	$1,454,950
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
The following is a summary of our stock unit activity under the Deferred Compensation Plan for the six months ended June 30, 2019:

	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, January 1, 2019	507,290	$1.53	$1,699,422
Granted	100,043	4.21
Forfeitures	—	—
Converted	—	—
Balance, June 30, 2019	607,333	$1.97	$2,732,999
As of June 30, 2019, 34,800 of the outstanding stock units had not yet vested.

The following tables detail our equity transactions during the six months ended June 30, 2019 and 2018:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2019, as previously reported	1,321,514	1,322	27,956,401	30,120	1,253,105	(2,116,640)	85,744,750	(21,305,222)	62,354,330
Exercise of stock options	—	—	189,312	189	—	—	184,769	—	184,958
Share-based compensation	—	—	—	—	—	—	342,765	—	342,765
Non-cash compensation	—	—	—	—	—	—	—	—	—
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	83,038	(83,058)	—
Net Income	—	—	—	—	—	—	—	1,125,879	1,125,879
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Balance, March 31 2019	1,321,514	1,322	28,145,713	30,329	1,253,105	(2,116,640)	86,355,322	(20,262,401)	64,007,932
Exercise of stock options	—	—	207,786	208	—	—	182,317	—	182,525
Share-based compensation	—	—	—	—	—	—	377,884	—	377,884
Non-cash compensation	—	—	—	—	—	—	—	—	—
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	89,383	(89,403)	—
Net Income	—	—	—	—	—	—	—	840,292	840,292
Purchase of treasury stock	—	—	(52,733)	—	52,733	(220,470)	—	—	(220,470)
Balance, June 30 2019	1,321,514	1,322	28,300,766	30,557	1,305,838	(2,337,110)	87,004,906	(19,511,512)	65,188,163

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2018, as previously reported	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,406,189)	49,537,781
Impact of change in accounting policy								354,028	354,028
As adjusted balance at January 1, 2018	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,052,161)	49,891,809
Exercise of stock options	—	—	10,727	11	—	—	22,277	—	22,288
Share-based compensation	—	—	—	—	—	—	94,606	—	94,606
Non-cash compensation	—	—	—	—	—	—	—	—	—
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	64,405	(64,425)	—
Net Income	—	—	—	—	—	—	—	148,676	148,676
Purchase of treasury stock	—	—	(132,450)	—	132,450	(306,041)	—	—	(306,041)
Balance, March 31 2018	1,321,514	1,322	27,162,195	29,217	1,203,354	(1,955,787)	83,744,496	(31,967,910)	49,851,338
Exercise of stock options	—	—	250,115	250	—	—	617,259	—	617,509
Share-based compensation	—	—	280,000	280	—	—	117,543	—	117,823
Non-cash compensation	—	—	129,865	130	—	—	199,871	—	200,001
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	63,216	(63,236)	—
Net Income	—	—	—	—	—	—	—	1,067,328	1,067,328
Purchase of treasury stock	—	—	(49,751)	—	49,751	(160,853)	—	—	(160,853)
Balance, June 30 2018	1,321,514	1,322	27,772,424	29,897	1,253,105	(2,116,640)	84,742,385	(30,963,818)	51,693,146

(1)
The stock dividends payable in connection with Carilion Clinic’s Series A Preferred Stock will be issued subsequent to June 30, 2019. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2019, the Series A Preferred Stock issued to Carilion has accrued $1,590,241 in dividends. The accrued and unpaid dividends as of June 30, 2019 will be paid by the issuance of 750,631 shares of our common stock upon Carilion’s written request.

Stock Repurchase Program

In September 2017, our board of directors authorized us to repurchase up to $2.0 million of our common stock through September 19, 2018. Our stock repurchase program did not obligate us to acquire any specific number of shares. Under the program, shares could be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of September 19, 2018, we had repurchased a total of 565,629 shares for an aggregate purchase price of $1.1 million under this stock repurchase program, after which this stock repurchase program expired. We currently maintain all repurchased shares under this stock repurchase program as treasury stock.

10.	Revenue Recognition

Our operations are divided into two operating segments—“Products and Licensing” and “Technology Development”.
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

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by geographic locations, customer-type, contract type, timing of recognition, and major categories for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

The details are listed in the table below for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	(unaudited)			(unaudited)
	Technology Development	Products and Licensing	Total	Technology Development	Products and Licensing	Total
Total Revenue by Geographic Location
United States	$6,440,999	$5,638,130	$12,079,129	$5,466,280	$2,267,950	$7,734,230
Asia	—	3,316,102	3,316,102	—	1,133,448	1,133,448
Europe	—	1,775,291	1,775,291	—	1,054,928	1,054,928
Canada, Central and South America	—	536,395	536,395	—	758	758
All Others	—	106,746	106,746	—	—	—
Total	$6,440,999	$11,372,664	$17,813,663	$5,466,280	$4,457,084	$9,923,364

Total Revenue by Major Customer Type
Sales to the U.S. government	$6,293,061	$411,979	$6,705,040	$5,463,116	$377,323	$5,840,439
U.S. direct commercial sales and other	147,938	5,226,152	5,374,090	3,164	1,890,629	1,893,793
Foreign commercial sales & other	—	5,734,533	5,734,533	—	2,189,132	2,189,132
Total	$6,440,999	$11,372,664	$17,813,663	$5,466,280	$4,457,084	$9,923,364

Total Revenue by Contract Type
Fixed-price contracts	$3,504,291	$11,372,664	$14,876,955	$2,375,939	$4,457,084	$6,833,023
Cost-type contracts	2,936,708	—	2,936,708	3,090,341	—	3,090,341
Total	$6,440,999	$11,372,664	$17,813,663	$5,466,280	$4,457,084	$9,923,364

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$—	$11,070,193	$11,070,193	$—	$4,350,718	$4,350,718
Goods/services transferred over time	6,440,999	302,471	6,743,470	5,466,280	106,366	5,572,646
Total	$6,440,999	$11,372,664	$17,813,663	$5,466,280	$4,457,084	$9,923,364

Total Revenue by Major Products/Services
Technology development	$6,440,999	$—	$6,440,999	$5,466,280	$—	$5,466,280
Optical test and measurement systems	—	10,745,548	10,745,548	—	3,971,510	3,971,510
Other	—	627,116	627,116	—	485,574	485,574
Total	$6,440,999	$11,372,664	$17,813,663	$5,466,280	$4,457,084	$9,923,364

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	(unaudited)			(unaudited)
	Technology Development	Products and Licensing	Total	Technology Development	Products and Licensing	Total
Total Revenue by Geographic Location
United States	$13,081,742	$9,558,073	$22,639,815	$10,103,056	$4,709,447	$14,812,503
Asia	—	5,722,104	5,722,104	—	2,136,580	2,136,580
Europe	—	3,430,598	3,430,598	—	1,642,334	1,642,334
Canada, Central and South America	—	717,580	717,580	—	98,477	98,477
All Others	—	136,684	136,684	—	2,000	2,000
Total	$13,081,742	$19,565,039	$32,646,781	$10,103,056	$8,588,838	$18,691,894

Total Revenue by Major Customer Type
Sales to the U.S. government	$12,768,509	$1,197,202	$13,965,711	$10,068,270	$387,680	$10,455,950
U.S. direct commercial sales and other	313,233	8,360,872	8,674,105	34,786	4,332,348	4,367,134
Foreign commercial sales & other	—	10,006,965	10,006,965	—	3,868,810	3,868,810
Total	$13,081,742	$19,565,039	$32,646,781	$10,103,056	$8,588,838	$18,691,894

Total Revenue by Contract Type
Fixed-price contracts	$7,166,725	$19,565,039	$26,731,764	$4,607,593	$8,588,838	$13,196,431
Cost-type contracts	5,915,017	—	5,915,017	5,495,463	—	5,495,463
Total	$13,081,742	$19,565,039	$32,646,781	$10,103,056	$8,588,838	$18,691,894

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$—	$18,665,786	$18,665,786	$—	$8,315,068	$8,315,068
Goods/services transferred over time	13,081,742	899,253	13,980,995	10,103,056	273,770	10,376,826
Total	$13,081,742	$19,565,039	$32,646,781	$10,103,056	$8,588,838	$18,691,894

Total Revenue by Major Products/Services
Technology development	$13,081,742	$—	$13,081,742	$10,103,056	$—	$10,103,056
Optical test and measurement systems	—	18,088,741	18,088,741	—	7,659,520	7,659,520
Other	—	1,476,298	1,476,298	—	929,318	929,318
Total	$13,081,742	$19,565,039	$32,646,781	$10,103,056	$8,588,838	$18,691,894

Contract Balances

Our contract assets consist of unbilled amounts for technology development contracts as well as custom product contracts. Also included in contract assets are royalty revenue and carrying amounts of right of returned inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, right of return refund, and customer deposits. The net contract assets (liabilities) increased $0.8 million, due primarily to increased contract assets in addition to a slight decrease in contract liabilities. The increase in contract assets is a result of the increased number of government research programs in addition to an increase in the number of our Fixed-Price contracts that have not reached milestones as designated in their respective contracts.

The following table shows the components of our contract balances as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Contract assets	$3,480,629	$2,759,315
Contract liabilities	(2,407,830)	(2,486,111)
Net contract assets	$1,072,799	$273,204

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Products and Licensing segment's unfulfilled performance obligations was $14.1 million at June 30, 2019. We expect to satisfy 41% of the performance obligations in 2019, 28% in 2020 and the remainder by 2023. The approximate value of our Technology Development segment's unfulfilled performance obligations was $26.6 million at June 30, 2019. We expect to satisfy 46% of the performance obligations in 2019, 44% in 2020 and the remainder by 2022.

11.	Income Taxes

We and our subsidiaries file U.S. Federal income tax returns and income tax returns in various state, local and foreign jurisdictions.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including the variability in accurately predicting our pre-tax and taxable income and the mix of jurisdictions to which they relate, changes in how we do business, changes in our stock price, tax law developments (including changes in statues, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

For the six months ended June 30, 2019, our effective income tax rate was (464.35)%. We expect our effective tax rate for 2019 to continue to differ from the Federal statutory rate of 21%, partly because of the partial release of the valuation allowance due to the acquisition of GP in the first quarter of 2019, and partly because of the net operating loss carryforwards expected to be used to offset taxable income.

We consider both positive and negative evidence when evaluating the recoverability of our deferred tax assets ("DTAs").  The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e. greater than a 50% probability) that all or some portion of the DTAs will be realized in the future.  As of June 30, 2019, management has concluded a full valuation allowance of the DTAs is necessary because of sufficient uncertainty in our ability to realize the benefit associated with such DTAs in the future.

12.	Operating Segments

Through June 30, 2019, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 15, 2019).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenues:
Products and licensing	$11,372,664	$4,457,084	$19,565,039	$8,588,838
Technology development	6,440,999	5,466,280	13,081,742	10,103,056
Total revenues	$17,813,663	$9,923,364	$32,646,781	$18,691,894
Products and licensing operating income/(loss)	$490,694	$105,734	$(489,901)	$(91,165)
Technology development operating income/(loss)	523,266	99,234	587,505	(77,323)
Total operating income/(loss)	$1,013,960	$204,968	$97,604	$(168,488)
Depreciation, products and licensing	$125,502	$75,314	$284,492	$139,631
Depreciation, technology development	$91,113	$94,774	$189,508	$188,374
Amortization, products and licensing	$404,136	$103,781	$631,843	$216,510
Amortization, technology development	$31,834	$40,856	$59,766	$78,062
The table below presents assets for reportable segments:

	June 30, 2019	December 31, 2018
	(unaudited)
Total segment assets:
Products and licensing	$44,505,233	$40,775,211
Technology development	37,683,684	34,823,525
Total assets	$82,188,917	$75,598,736
Property plant and equipment, and intangible assets, products and licensing	$22,881,468	$4,927,453
Property plant and equipment, and intangible assets, technology development	$2,168,927	$2,103,711

The U.S. government accounted for 38% and 59% of total consolidated revenues for the three months ended June 30, 2019 and 2018, respectively and for 43% and 56% of total consolidated revenues for the six months ended June 30, 2019 and 2018, respectively.
International revenues (customers outside the United States) accounted for 32% and 22% of total consolidated revenues for the three months ended June 30, 2019 and 2018, respectively, and 31% and 21% of the total consolidated revenues for the six months ended June 30, 2019 and 2018, respectively. No single country, outside of the United States, represented more than 10% of total revenues in the three and six months ended June 30, 2019 and 2018.

13.	Contingencies and Guarantees

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In March 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. The notice of claim received from Macom totaled $2.0 million under various indemnity provisions. We have disputed Macom's assertion of right to payment for the matters described in the Claim. It is uncertain what amount, if any, will be owed in settlement of the Claim. As of June 30, 2019, $1.5 million of the escrow balance had been received with the remaining $2.5 million in the escrow account pending resolution of the dispute.
On July 31, 2018, we sold the assets associated with our Opto components business to an unaffiliated third party. The asset purchase agreement provides for additional consideration of up to $1.0 million contingent upon the achievement of a specified revenue level by the sold business during the 18 months following the sale. In addition, the asset purchase agreement provides for a potential adjustment to the consideration paid, either positive or negative, to the extent that working capital transferred to the buyer is greater or less than a specified target amount. There have been no amounts recorded in reference to the above matter in the financial statements as of June 30, 2019. It is uncertain what amount, if any, will be received or paid with respect to each of these potential adjustments.
We executed a non-cancelable purchase order totaling $0.5 million in the fourth quarter of 2017 and a non-cancelable purchase order totaling $1.1 million in the first quarter of 2018 for multiple shipments of tunable lasers to be delivered over an 18-month period. At June 30, 2019, none of these commitments remained and all orders had been received. As of the date of filing of this report, we had executed non-cancelable purchase orders totaling $2.5 million for multiple additional shipments of tunable lasers, which are expected to be delivered by September 1, 2019.
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

We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets distributed fiber optic sensing products, as well as communications test products. We are continuing to develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy, and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Products and Licensing segment revenues represented 64% and 45% of our total revenues for the three months ended June 30, 2019 and 2018, respectively, and 60% and 46% of our total revenues for the six months ended June 30, 2019 and 2018, respectively. The Products and Licensing segment revenues were $11.4 million and $4.5 million for the three months ended June 30, 2019 and 2018, respectively, and $19.6 million and $8.6 million for the six months ended June 30, 2019 and 2018, respectively.
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

We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Products and Licensing segment backlog was $14.1 million at June 30, 2019 and $5.8 million at December 31, 2018. The backlog at June 30, 2019 is expected to be recognized as revenue in the future as follows:

	2019	2020	2021	2022	2023 and beyond	Total
Products and Licensing	$5,761,671	$3,998,617	$1,590,321	$1,542,147	$1,179,494	$14,072,250
The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 36% and 55% of our total revenues for the three months ended June 30, 2019 and 2018, respectively, and 40% and 54% of our total revenues for the six months ended

June 30, 2019 and 2018. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues were $6.4 million and $5.5 million for the three months ended June 30, 2019 and 2018, respectively, and $13.1 million and $10.1 million for the six months ended June 30, 2019 and 2018.
Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our Technology Development segment backlog was $26.6 million at June 30, 2019 and $26.0 million at December 31, 2018. The backlog at June 30, 2019 is expected to be recognized as revenue in the future as follows:

Technology Development	2019	2020	2021	2022	2023 and beyond	Total
Funded	$11,472,507	$10,429,406	$1,939,270	$4,773	$—	$23,845,956
Unfunded	$747,168	$1,218,338	$540,341	$270,171	$—	$2,776,018
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
Description of Revenues, Costs and Expenses
Revenues
The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 64% and 45% of our total revenues for the three months ended June 30, 2019 and 2018, respectively, and 60% and 46% of our total revenues for the six months ended June 30, 2019 and 2018, respectively.
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 36% and 55% of total revenues for the three months ended June 30, 2019 and 2018, respectively and 40% and 54% of our total revenues for the six months ended June 30, 2019 and 2018, respectively.
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
Interest Expense
Interest expense is composed of interest paid under our term loans as well as interest accrued on our finance lease obligations.
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard related to Leases, Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and subsequent amendments, which replaced existing GAAP and requires lessees to recognize right-of-use ("ROU") assets and corresponding lease liabilities that depict the rights and obligations arising from a lease agreement. We implemented ASU 2016-02 on January 1, 2019 and elected certain practical expedients available under the ASU. As a result of the adoption, the Company recognized ROU assets totaling $3.5 million and lease liabilities totaling $4.7 million as of the adoption date. For additional information, see Note 1 to our Unaudited Consolidated Financial Statements - "Basis of Presentation and Significant Accounting Policies-Recently Issued Accounting Pronouncements" elsewhere in this Quarterly Report.

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenues

	Three Months Ended June 30,
	2019	2018	$ Difference	% Difference
Revenues:
Products and licensing	$11,372,664	$4,457,084	$6,915,580	155%
Technology development	6,440,999	5,466,280	974,719	18%
Total revenues	$17,813,663	$9,923,364	$7,890,299	80%
Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, and Optical Vector Analyzer platforms, optical components and sub-assemblies and sales of our Hyperion and Terahertz sensing platforms. Products and Licensing segment revenues for the three months ended June 30, 2019 increased $6.9 million, or 155%, to $11.4 million compared to $4.5 million for the three months ended June 30, 2018. The increase for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, resulted primarily from $2.6 million of revenues realized from the legacy business of MOI and $3.2 million of revenues realized from the legacy business of GP during the period. Continued growth in sales of our communications test instruments also contributed to this increase.
Revenues from our Technology Development segment for the three months ended June 30, 2019 increased $1.0 million, or 18%, to $6.4 million compared to $5.5 million for the three months ended June 30, 2018. The increase in Technology Development segment revenues continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was realized primarily in our advanced materials and systems groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2019	2018	$ Difference	% Difference
Cost of revenues:
Products and licensing	$4,577,774	$1,747,585	$2,830,189	162%
Technology development	4,483,974	3,945,127	538,847	14%
Total cost of revenues	9,061,748	5,692,712	3,369,036	59%
Gross profit	$8,751,915	$4,230,652	$4,521,263	107%
The cost of Products and Licensing segment revenues increased by $2.8 million, or 162%, to $4.6 million for the three months ended June 30, 2019, compared to $1.7 million for the three months ended June 30, 2018. This increase in cost of revenues primarily resulted from $2.4 million of cost of revenues from the legacy businesses of MOI and GP as well as an increase in sales volume. Cost of revenues increased at a higher rate than our revenues increased due to the product mix.
The cost of Technology Development segment revenues for the three months ended June 30, 2019 increased $0.5 million, or 14%, to $4.5 million compared to $3.9 million for the three months ended June 30, 2018. The increase in cost of Technology Development segment revenues was primarily attributable to additional headcount and the increased utilization of third-party analytical services to support the growth in our research contracts and was consistent with the rate of revenue growth for this business segment.
Our overall gross margin increased to 49% for the three months ended June 30, 2019, compared to 43% for the three months ended June 30, 2018, primarily as a result of our revenue mix, with Products and Licensing segment revenues representing a larger portion of our total revenues during the three months ended June 30, 2019.
Operating Expense

	Three Months Ended June 30,
	2019	2018	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$6,002,613	$3,265,408	$2,737,205	84%
Research, development and engineering	1,735,342	760,276	975,066	128%
Total operating expense	$7,737,955	$4,025,684	$3,712,271	92%
Our selling, general and administrative expense increased $2.7 million, or 84%, to $6.0 million for the three months ended June 30, 2019, compared to $3.3 million for the three months ended June 30, 2018. Selling, general and administrative expense increased primarily due to $1.8 million of expenses associated with the legacy business of MOI and GP for the three months ended June 30, 2019, in addition to an increase in share-based compensation expenses of $0.1 million due to new stock awards, increased audit and legal fees of $0.3 million due to increased company growth, and a $0.4 million increase in expenses related to marketing and additional resources as a result of increased revenue.
Research, development and engineering expense increased $1.0 million, or 128%, to $1.7 million for the three months ended June 30, 2019, compared to $0.8 million for the three months ended June 30, 2018, due to $0.8 million of research, development and engineering expenses associated with the legacy businesses of MOI and GP during the three months ended June 30, 2019.
Investment Income
Investment income was $0.1 million for both the three months ended June 30, 2019 and 2018. During the three months ended June 30, 2019 and 2018, we invested a portion of our cash in funds holding U.S. treasury securities.
Income Tax Expense/(Benefit)
For the three months ended June 30, 2019, we recognized an income tax expense from continuing operations of $0.2 million, compared to an income tax benefit from continuing operations of $38.3 thousand for the three months ended June 30, 2018. The increase in our income tax expense was primarily due to the utilization of net operating loss carryforwards to offset taxable income during the three months ended June 30, 2018.
Income From Continuing Operations
During the three months ended June 30, 2019, we recognized income from continuing operations before income taxes of $1.1 million compared to $0.3 million for the three months ended June 30, 2018. After tax, our net income from continuing operations was $0.8 million compared to $0.3 million for the three months ended June 30, 2019 and 2018, respectively.
Net Income From Discontinued Operations
For the three months ended June 30, 2018, our net income from discontinued operations of $0.8 million represented the operating results of our optoelectronic components business. There were no results from discontinued operations for the three months ended June 30, 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenues

	Six Months Ended June 30,
	2019	2018	$ Difference	% Difference
Revenues:
Products and licensing	$19,565,039	$8,588,838	$10,976,201	128%
Technology development	13,081,742	10,103,056	2,978,686	29%
Total revenues	$32,646,781	$18,691,894	$13,954,887	75%

Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, and Optical Vector Analyzer platforms, optical components and sub-assemblies and sales of our Hyperion and Terahertz sensing platforms. Products and Licensing segment revenues for the six months ended June 30, 2019 increased $11.0 million, or 128%, to $19.6 million compared to $8.6 million for the six months ended June 30, 2018. The increase for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, resulted primarily from $5.3 million of revenues realized from the legacy business of MOI and $3.9 million of revenues realized from the legacy business of GP during the period. Continued growth in sales of our fiber-optic sensing products, including our ODiSI products directed toward the expanding use of composite materials and the need for improved means of testing their structural integrity, and our communications test instruments also contributed to this increase.

Technology Development segment revenues increased $3.0 million, or 29%, to $13.1 million for the six months ended June 30, 2019, compared to $10.1 million for the six months ended June 30, 2018. The increase for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase was realized primarily in our advanced materials, optical systems, and biomedical research groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2019	2018	$ Difference	% Difference
Cost of revenues:
Products and licensing	$7,827,112	$3,322,988	$4,504,124	136%
Technology development	9,300,121	7,298,628	2,001,493	27%
Total cost of revenues	17,127,233	10,621,616	6,505,617	61%
Gross profit	$15,519,548	$8,070,278	$7,449,270	92%

Costs of Products and Licensing segment revenues increased $4.5 million, or 136%, to $7.8 million for the six months ended June 30, 2019, compared to $3.3 million for the six months ended June 30, 2018. This increase in cost of revenues primarily resulted from $3.9 million of cost of revenues from the legacy businesses of MOI and GP as well as an increase in sales volume.

Costs of Technology Development segment revenues increased $2.0 million, or 27%, to $9.3 million for the six months ended June 30, 2019, compared to $7.3 million the six months ended June 30, 2018. The increase in cost of Technology Development segment revenues was attributable to additional headcount and the increased utilization of third-party analytical services to support the growth in our research contracts and was consistent with the rate of revenue growth for this business segment.

Our overall gross margin for the six months ended June 30, 2019 increased to 48% compared to 43% for the six months ended June 30, 2018 primarily as a result of our revenue mix, with Products and Licensing segment revenues representing a larger portion of our total revenues during the six months ended June 30, 2019.

Operating Expense

	Six Months Ended June 30,
	2019	2018	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$12,228,709	$6,598,898	$5,629,811	85%
Research, development and engineering	3,193,235	1,639,868	1,553,367	95%
Total operating expense	$15,421,944	$8,238,766	$7,183,178	87%

Selling, general and administrative expense increased $5.6 million, or 85%, to $12.2 million for the six months ended June 30, 2019, compared to $6.6 million for the six months ended June 30, 2018. Selling, general and administrative expense increased primarily due to $3.0 million of expenses associated with the legacy business of MOI and GP for the six months ended June 30, 2019, in addition to $0.9 million in transaction costs associated with the acquisition of GP, a $0.2 million increase in share-based compensation as a result of new awards, increased audit and legal fees of $0.6 million due to increased company growth, and a $0.6 million increase in expenses related to marketing and additional resources as a result of increased revenue.

Research, development and engineering expense increased $1.6 million, or 95%, to $3.2 million for the six months ended June 30, 2019, compared to $1.6 million for the six months ended June 30, 2018 primarily due to $1.4 million of research, development and engineering expenses associated with the legacy businesses of MOI and GP during the six months ended June 30, 2019.

Investment Income
Investment income was $0.3 million for the six months ended June 30, 2019, compared to $0.2 million for the six months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, we invested a portion of our cash in funds holding U.S. treasury securities.
Income Tax Benefit
For the six months ended June 30, 2019, we recognized an income tax benefit from continuing operations of $1.6 million, compared to $0.1 million for the six months ended June 30, 2018. The increase in our income tax benefit was primarily due to a reduction in our deferred tax asset valuation allowances as a result of the acquisition of GP.

Income/(Loss) From Continuing Operations
During the six months ended June 30, 2019, we recognized income from continuing operations before income taxes of $0.3 million compared to a loss from continuing operations before income taxes of $0.1 million for the six months ended June 30, 2018. After tax, our net income from continuing operations was $2.0 million for the six months ended June 30, 2019, compared to income from continuing operations of $27.2 thousand for the six months ended June 30, 2018.
Net Income From Discontinued Operations
For the six months ended June 30, 2018, our net income from discontinued operations of $1.2 million represented the operating results of our optoelectronic components business. There were no results from discontinued operations for the six months ended June 30, 2019.

Liquidity and Capital Resources
At June 30, 2019, our total cash and cash equivalents were $23.5 million.

We previously maintained a Loan and Security Agreement with Silicon Valley Bank ("SVB") under which we had two term loans with an aggregate original borrowing amount of $7.0 million. As of June 30, 2019, both the original and second term loans have matured and have been repaid.

We believe that our cash balance as of June 30, 2019 will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows

Recent Activity

	Six Months Ended June 30,
	2019	2018	$ Difference
Net cash provided by/(used in) operating activities	$1,116,835	$(2,737,022)	$3,853,857
Net cash used in investing activities	(19,546,897)	(382,921)	(19,163,976)
Net cash used in financing activities	(492,532)	(568,790)	76,258
Net decrease in cash and cash equivalents	$(18,922,594)	$(3,688,733)	$(15,233,861)
During the first six months of 2019, the $1.1 million of net cash provided by operating activities consisted of our net income of $2.0 million, which included non-cash charges for depreciation and amortization of $1.2 million and share-based compensation of $0.7 million, and a net cash outflow of $2.7 million from changes in working capital. The changes in working capital included a decrease in inventory of $0.2 million, an increase in contract liabilities of $0.2 million, and an increase in accounts payable and accrued expenses of $2.3 million.
During the first six months of 2018, the $2.7 million of net cash used in operating activities consisted of our net income of $1.2 million, which included operating income from discontinued operations of our optoelectronic segment that was sold in July 2018 of $0.8 million in addition to non-cash charges for depreciation and amortization of $0.6 million and share-based compensation of $0.2 million. Additionally, changes in working capital resulted in a net cash outflow of $4.8 million, principally driven by a reduction in contract liabilities of $2.1 million as a result of the payment of $1.6 million in outstanding claims for excess billed amounts on government research contracts. The changes in working capital also included an increase in accounts receivable of $1.5 million, an increase in contract assets of $0.6 million, and an increase in inventory of $0.5 million.
Cash used in investing activities for the six months ended June 30, 2019 included $19.0 million to acquire the operations of GP, in addition to $0.4 million of fixed asset additions and $0.1 million of capitalized intellectual property costs. Cash used in investing activities for the six months ended June 30, 2018 consisted of $0.2 million of fixed asset additions and $0.2 million of capitalized intellectual property costs.
Net cash used in financing activities during the six months ended June 30, 2019 included long term debt repayments of $0.6 million, compared to $0.9 million of long-term debt repayments during the six months ended June 30, 2018. During the six months ended June 30, 2019 we also repurchased $0.2 million of our common stock on the open market, compared to $0.5 million of our common stock repurchases on the open market during the six months ended June 30, 2018. During the six months ended June 30, 2019 we received proceeds from the exercise of options and warrants of $0.4 million, compared to $0.8 million in proceeds received from the exercise of options and warrants during the six months ended June 30, 2018.

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
Foreign Currency Exchange Rate Risk
As of June 30, 2019, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the six months ended June 30, 2019 and 2018, revenues generated under the SBIR program represented 38% and 51%, respectively, of our total revenues.
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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2019, we had approximately 269 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 40% and 54% of our consolidated total revenues for the six months ended June 30, 2019 and 2018, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
We have a history of net losses from operations and only recently began generating positive net income from continuing operations. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses in the future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with Nasdaq continued listing standards, as described further below.
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
In the past, we have acquired businesses to support our growth strategy, including the acquisition of General Photonics Corporation in March 2019. In the future, we may continue to seek acquisition targets supporting our growth strategy. The success of an acquisition will depend, in large part, on sales of the acquired company's products and the realization of operating synergies. To realize these anticipated benefits, we must successfully integrate the acquired company's business into our existing business. Such integrations may be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the acquisition. Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers deciding not to do business with us;

•	complexities associated with managing the larger combined company with distant business locations;

•	integrating personnel while maintaining focus on providing consistent, high quality products;

•	loss of key employees;

•	potential unknown liabilities associated with the acquisition; and

•	performance shortfalls as a result of the division of management's attention caused by completing the acquisition and integrating operations.
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
On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K.'s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the U.K. will cease to be an EU Member State either on the effective date of a withdrawal agreement (entry into such a withdrawal agreement will require U.K. parliamentary approval) or, failing that, two years following the U.K.'s notification of its intention to leave the EU (the "Brexit Date"), unless the European Council (together with the U.K.) unanimously decides to extend the two year period. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave the EU. It appears likely that Brexit will continue to involve a process of lengthy negotiations between the U.K. and EU Member States to determine the future terms of the U.K.'s relationship with the EU. For example, in March 2018, the U.K. reached a provisional agreement (the "Withdrawal Agreement") with the EU on transitional arrangements following the U.K.'s exit (which are intended to enable the U.K. to remain within the EU single market and customs union for a transitional period through 2020), but with the Withdrawal Agreement needs to be formally agreed as part of the withdrawal arrangements currently under negotiation. Given that no formal withdrawal arrangements have been agreed, there have been several extensions to the Brexit Date and the U.K. has yet to formally leave the EU. On April 11, 2019, the EU granted the U.K. a further extension to the Brexit Date until October 31, 2019. The purpose of this extension is to allow for the ratification of the Withdrawal Agreement by the U.K. House of Commons. If the Withdrawal Agreement is ratified, the U.K. will leave the EU earlier than October 31, 2019.
The uncertainty concerning the U.K.'s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.
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
If the U.K. and the EU are unable to negotiate acceptable withdrawal terms of if other EU Member States pursue withdrawal, barrier-free access between the U.K. and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets either during a transitional period or more permanently.
Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.'s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal, regulatory environment, will impact us, and the occurrence of any such event adversely affect our operating results and financial condition.
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
Carilion Clinic holds approximately 3.3 million shares of our common stock (including approximately 1.3 million shares issuable to Carilion upon conversion of shares of Series A Convertible Preferred Stock that Carilion holds). All of these shares have been registered for sale on a Form S-3 registration statement and, accordingly, may generally be freely sold by Carilion at any time. Any sales of these shares, or the perception that future sales of shares may occur by Carilion or any of our other significant stockholders, may have a material adverse effect on the market price of our stock. Any such continuing material adverse effect on the market price of our stock could impair our ability to comply with Nasdaq’s continuing listing standards in respect of our minimum stock price, as further described below.
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

The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $5.40 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

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
We are currently classified as a non-accelerated filer under SEC regulations. As a non-accelerated filer, we have been exempt from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, relating to the attestation and reporting by our external auditing firm on our internal control over financial reporting. As of June 30, 2019, we exceeded the threshold for accelerated filer status and, as a result, we will become an accelerated filer as of the end of 2019. We will be required to comply with Section 404(b) beginning with our Form 10-K for the year ending December 31, 2019 and will be required to incur additional costs, which increased costs could be material to us and affect our results of operations. In addition, this effort will require additional management attention and resources.

Additionally, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2019
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrues dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends are payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock, which is currently $4.69159 per share. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through June 30, 2019, the Series A Preferred Stock issued to Carilion has accrued $1,590,241 in dividends. The accrued dividend as of June 30, 2019 will be paid by the issuance of 750,631 shares of our common stock, which we will issue at Carilion’s written request. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock payable as dividends will also be exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
The following table summarizes repurchases of our common stock during June 2019. There were no purchases during April 2019 or May 2019.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
6/1/2019 - 6/30/2019	52,733 (1)	$4.18	—	$—
(1) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon vesting of restricted stock awards.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (iv) Notes to Unaudited Consolidated Financial Statements.

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

Luna Innovations Incorporated
Date:	August 7, 2019	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)