Form 10-Q
period 2019-09-30
LUNA INNOVATIONS INC
filed 2019-11-05
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2019, there were 30,165,771 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,414,272	$42,460,267
Accounts receivable, net	16,796,252	13,037,068
Receivable from sale of HSOR business	2,500,941	2,500,000
Contract assets	3,441,771	2,422,495
Inventory	9,644,864	6,873,742
Prepaid expenses and other current assets	1,119,622	935,185
Total current assets	54,917,722	68,228,757
Long-term contract assets	423,830	336,820
Property and equipment, net	3,626,833	3,627,886
Intangible assets, net	10,570,347	3,302,270
Goodwill	10,345,250	101,008
Other assets, net	3,003,813	1,995
Total assets	$82,887,795	$75,598,736
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$—	$619,315
Current portion of capital lease obligations	—	40,586
Accounts payable	2,636,783	2,395,984
Accrued liabilities	9,694,722	6,597,458
Contract liabilities	3,389,417	2,486,111
Total current liabilities	15,720,922	12,139,454
Long-term deferred rent	—	1,035,974
Other long-term liabilities	2,257,958	—
Long-term capital lease obligations	—	68,978
Total liabilities	17,978,880	13,244,406
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, 0 and 1,321,514 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 31,798,062 and 29,209,506 shares issued, 30,158,271 and 27,956,401 shares outstanding at September 30, 2019 and December 31, 2018, respectively	31,998	30,120
Treasury stock at cost, 1,639,791 and 1,253,105 shares at September 30, 2019 and December 31, 2018, respectively	(4,337,107)	(2,116,640)
Additional paid-in capital	87,608,274	85,744,750
Accumulated deficit	(18,394,250)	(21,305,222)
Total stockholders’ equity	64,908,915	62,354,330
Total liabilities and stockholders’ equity	$82,887,795	$75,598,736
The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenues:
Products and licensing	$11,926,178	$5,371,165	$31,459,323	$13,960,003
Technology development	6,494,832	5,315,861	19,576,574	15,418,919
Total revenues	18,421,010	10,687,026	51,035,897	29,378,922
Cost of revenues:
Products and licensing	4,561,801	2,079,749	12,357,961	5,381,333
Technology development	4,574,035	3,918,666	13,874,156	11,131,965
Total cost of revenues	9,135,836	5,998,415	26,232,117	16,513,298
Gross profit	9,285,174	4,688,611	24,803,780	12,865,624
Operating expense:
Selling, general and administrative	5,753,649	3,233,485	17,964,524	9,898,064
Research, development and engineering	2,047,524	873,629	5,240,759	2,513,497
Total operating expense	7,801,173	4,107,114	23,205,283	12,411,561
Operating income	1,484,001	581,497	1,598,497	454,063
Other income/(expense):
Investment income	72,728	171,896	324,139	350,976
Other income/(expense)	278	8,319	(4,459)	(16,001)
Interest expense	(2,032)	(28,029)	(14,806)	(103,208)
Total other income	70,974	152,186	304,874	231,767
Income from continuing operations before income taxes	1,554,975	733,683	1,903,371	685,830
Income tax expense/(benefit)	324,723	(559,093)	(1,293,051)	(674,329)
Net income from continuing operations	1,230,252	1,292,776	3,196,422	1,360,159
(Loss)/income from discontinued operations, net of income tax of $216,813 and $235,312 for the three and nine months ended September 30, 2018, respectively	—	(56,418)	—	1,132,436
Gain on sale, net of income taxes of $1,866,232 and $1,508,373 for the three and nine months ended September 30, 2018, respectively	—	7,612,044	—	7,571,810
Net income from discontinued operations	—	7,555,626	—	8,704,246
Net income	1,230,252	8,848,402	3,196,422	10,064,405
Preferred stock dividend	112,846	63,235	285,450	190,895
Net income attributable to common stockholders	$1,117,406	$8,785,167	$2,910,972	$9,873,510
Net income per share from continuing operations:
Basic	$0.04	$0.05	$0.11	$0.05
Diluted	$0.04	$0.04	$0.10	$0.04
Net income per share from discontinued operations:
Basic	$—	$0.27	$—	$0.32
Diluted	$—	$0.23	$—	$0.27
Net income per share attributable to common stockholders:
Basic	$0.04	$0.31	$0.10	$0.36
Diluted	$0.03	$0.27	$0.09	$0.30
Weighted average common shares and common equivalent shares outstanding:
Basic	28,291,297	27,901,631	28,193,330	27,547,955
Diluted	32,115,847	33,055,881	31,768,575	32,721,860

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Cash flows provided by/(used in) operating activities
Net income	$3,196,422	$10,064,405
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	1,834,594	898,215
Share-based compensation	1,140,202	345,582
Bad debt expense	—	6,000
Gain on disposal of fixed assets	—	(1,000)
Gain on sale of discontinued operations	—	(7,571,810)
Tax benefit from release of valuation allowance	(1,889,266)	—
Change in assets and liabilities
Accounts receivable	(2,238,234)	(4,056,716)
Contract assets	(1,106,286)	(957,012)
Inventory	(73,122)	(992,075)
Other current assets	(74,321)	482,155
Other long term assets	(338,347)	—
Accounts payable and accrued expenses	(113,414)	243,965
Contract liabilities	746,732	(1,906,117)
Net cash provided by/(used in) operating activities	1,084,960	(3,444,408)
Cash flows (used in)/provided by investing activities
Acquisition of property and equipment	(500,562)	(272,039)
Intangible property costs	(192,203)	(277,068)
Proceeds from sale of property and equipment	—	1,000
Proceeds from sales of discontinued operations	—	14,775,541
Acquisition of General Photonics Corporation	(19,004,250)	—
Net cash (used in)/provided by investing activities	(19,697,015)	14,227,434
Cash flows used in financing activities
Payments on finance lease obligations	(26,901)	(33,064)
Payments of debt obligations	(625,000)	(1,375,000)
Repurchase of common stock	(2,220,467)	(466,894)
Proceeds from the exercise of options and warrants	438,428	1,255,118
Net cash used in financing activities	(2,433,940)	(619,840)
Net (decrease)/increase in cash and cash equivalents	(21,045,995)	10,163,186
Cash and cash equivalents—beginning of period	42,460,267	36,981,533
Cash and cash equivalents—end of period	$21,414,272	$47,144,719
Supplemental disclosure of cash flow information
Cash paid for interest	$16,928	$97,867
Cash paid for income taxes	$735,000	$7,686
Non-cash investing and financing activities
Contingent liability for business combination	$940,000	$—
Dividend on preferred stock, 59,469 shares of common stock issuable for each of the nine months ended September 30, 2019 and 2018	$285,450	$190,895

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2019, results of operations and changes in stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The consolidated balance sheet as of December 31, 2018 was derived from our audited consolidated financial statements.
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
The effects of 3.8 million and 5.2 million common stock equivalents (which include outstanding warrants, preferred stock and stock options) are included for the diluted per share data for three months ended September 30, 2019 and 2018, respectively. The effects of 3.6 million and 5.2 million common stock equivalents are included for the diluted per share data for the nine months ended September 30, 2019 and 2018, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard related to Leases, Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and subsequent amendments, which replaced existing U.S. GAAP and requires lessees to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet for those leases classified as operating leases for greater transparency. We, using a modified retrospective adoption approach, are required to recognize and measure leases existing at the beginning of the adoption period, with certain practical expedients available.
We adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. We chose the certain practical expedients allowed under the transition guidance which permitted us to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity's ongoing accounting policy elections. We have elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on our consolidated balance sheet but it did not have an impact on our consolidated statements of operations or consolidated statements of cash flows. The cumulative effect of the changes made to our January 1, 2019 unaudited consolidated balance sheet as a result of the adoption of ASC 842 are as follows:

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

In February 2018, the FASB issued ASU 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220). Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in accumulated other comprehensive income that do not reflect the current tax rate of the entity (“stranded tax effects”). The new guidance allows us the option to reclassify these stranded tax effects to accumulated deficit that relate to the change in the federal tax rate resulting from the passage of the Tax Cuts and Jobs Act. We adopted ASU 2018-02, effective January 1, 2019. ASU 2018-02 did not have a significant impact on our consolidated financial statements.

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

On October 15, 2018, we acquired substantially all of the assets, other than cash, of the United States operations of Micron Optics, Inc. ("MOI") for cash consideration of $5.5 million.

For the three months ended September 30, 2019, we recognized revenue of $2.7 million and operating income of $0.4 million associated with the acquired operations of MOI, and for the nine months ended September 30, 2019, we recognized revenue of $8.1 million and operating income of $1.8 million associated with the acquired operations of MOI.

On March 1, 2019, we acquired the outstanding stock of General Photonics Corporation ("GP") for cash consideration of $19.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. Additionally, we may become obligated to pay additional cash consideration of up to $1.0 million if certain revenue targets for the GP historical business are met for the twelve month period following the closing. We currently estimate the fair value of the contingent obligation to be $0.9 million, which is shown in accrued liabilities on the consolidated balance sheet. The fair value of the contingent obligation was determined using the present value of estimated likely future payments.

For the three months ended September 30, 2019, we recognized revenue of $3.2 million and operating income of $0.3 million associated with the acquired operations of GP, and we recognized revenue of $7.1 million and operating income of $0.5 million associated with the acquired operations of GP for the period from the closing of the acquisition through September 30, 2019. Operating income for the three months ended September 30, 2019 included $0.6 million in amortization expense for the acquired intangibles and step-up in value of acquired inventory associated with the acquisition of GP, and operating income included $1.4 million in such amortization expense for the period from the closing of the acquisition through September 30, 2019. Operating income for the nine months ended September 30, 2019 also included $0.9 million of costs associated with the acquisition of GP. There were no costs associated with the acquisition of GP included in operating income for the three months ended September 30, 2019. The amortization expense for the acquired intangibles as well as the costs associated with the acquisition of GP are included in the cost of goods sold and selling, general and administrative expenses in our consolidated statements of operations.

These acquisitions have been accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of the acquisition consideration over the identifiable assets acquired and liabilities assumed is recognized as goodwill. We have completed our allocation of the purchase consideration for MOI. We have completed a preliminary allocation of the purchase consideration for GP with the assistance of a third-party valuation expert. The following table summarizes the allocation of the purchase consideration of each acquisition. The allocation of the purchase consideration for GP is subject to revision as the work of the valuation expert is finalized or additional information becomes known in the future.

	MOI	GP
Accounts receivable	$1,742,693	$1,520,950
Inventory	1,435,606	2,698,000
Other current assets	69,951	763,873
Property and equipment	996,460	286,000
Identifiable intangible assets	1,650,000	8,200,000
Goodwill	29,760	10,315,490
Accounts payable and accrued expenses	(379,737)	(3,840,063)
Total purchase consideration	$5,544,733	$19,944,250

The preliminary identifiable intangible assets and their estimated useful lives were as follows:

	Estimated	Estimated Fair Value
	Useful Life	MOI	GP
Developed technology	5 - 8 years	$1,200,000	$7,200,000
In process research and development	7 years	200,000	—
Trade names and trademarks	3 years	150,000	400,000
Customer base	7 - 15 years	100,000	600,000
		$1,650,000	$8,200,000

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

In process research and development represents the fair value of an incomplete MOI research and development project that had not reached technological feasibility as of the closing date of the acquisition. In the fourth quarter of 2019, the fair value of this project at the closing date of the acquisition will begin being amortized following the project's completion. The fair value of in process research and development was determined using the multi-period excess earnings method. A discount rate of 29.5% was used to discount the cash flows to the present value.

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

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the acquisitions of MOI and GP had been completed on January 1, 2018. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortize expense for the intangible assets acquired, and to eliminate the acquisition transaction expenses recognized in each period. Transaction-related expenses associated with the acquisition and excluded from pro forma income from continuing operations were $0.9 million for the nine months ended September 30, 2019. There were no transaction-related expenses associated with the acquisition for the nine months ended September 30, 2018. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations or the combined business had the acquisitions of MOI and GP actually occurred on January 1, 2018, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$18,421,010	$16,102,426	$53,097,083	$43,553,934

Income from continuing operations	$1,540,863	$1,702,156	$5,029,586	$1,567,552

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
The key components of net income from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net revenues	$—	$1,089,681	$—	$8,363,606
Cost of revenues	—	648,652	—	5,294,268
Operating expenses	—	271,262	—	1,714,920
Other income	—	(9,372)	—	13,330
Income before income taxes	—	160,395	—	1,367,748
Allocated tax expense	—	216,813	—	235,312
Operating (loss)/income from discontinued operations	—	(56,418)	—	1,132,436
Gain on sale, net of related income taxes	—	7,612,044	—	7,571,810
Net income from discontinued operations	$—	$7,555,626	$—	$8,704,246

4.    Intangible assets

Intangible assets, net at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Patent costs	$3,955,374	$4,991,460
Developed technology	9,800,000	2,600,000
In-process research & development	1,580,000	200,000
Customer base	700,000	100,000
Trade names and trademarks	550,000	150,000
	16,585,374	8,041,460
Accumulated amortization	(6,015,027)	(4,739,190)
	$10,570,347	$3,302,270

Amortization for the three and nine months ended September 30, 2019 was $0.4 million and $1.1 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at September 30, 2019, for each of the next five years and beyond is as follows:

Year Ending December 31,
Remainder of 2019	$406,749
2020	1,626,995
2021	1,618,649
2022	1,465,880
2023	1,390,621
2024 & beyond	4,061,453
Total	$10,570,347

5.	Goodwill

The changes in the carrying value of goodwill during the nine months ended September 30, 2019 were as follows:

Balance as of December 31, 2018	$101,008
Goodwill resulting from business combination - GP	10,315,490
Measurement Period Adjustment - MOI	(71,248)
Balance as of September 30, 2019	$10,345,250

6.	Inventory
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
Components of inventory were as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Finished goods	$1,376,797	$1,339,832
Work-in-process	1,002,702	643,420
Raw materials	7,265,365	4,890,490
Total inventory	$9,644,864	$6,873,742

7.    Accrued Liabilities

Accrued liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Accrued compensation	$5,520,291	$4,467,587
Income tax payable	1,072,216	236,636
Accrued professional fees	116,656	198,062
Deferred Rent	—	146,542
Current operating lease liability	1,394,761	—
Current finance lease liability	51,637	—
Royalties	265,770	302,428
Accrued liabilities - other	333,391	404,752
Customer deposits	—	298,468
Contingent liability - GP	940,000	—
Working capital adjustment - MOI	—	542,983
Total accrued liabilities	$9,694,722	$6,597,458

8.	Debt
Silicon Valley Bank Facility
We maintain a Loan and Security Agreement with SVB (the "Credit Facility") under which we had a term loan with an original borrowing amount of $6.0 million (the “Original Term Loan”). The Original Term Loan carried a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. The Original Term Loan matured and was repaid in May 2019. We amended and restated the Credit Facility on October 10, 2019, as described in Note 15 - Subsequent Event.
The following table presents a summary of debt outstanding as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited)
Silicon Valley Bank Term Loan	$—	$625,000
Less: unamortized debt issuance costs	—	5,685
Less: current portion	—	619,315
Total long-term debt	$—	$—

9.	Leases

We have operating leases for our facilities, which have remaining terms ranging from 1 to 5 years. Most of our leases do not have an option to extend the lease period beyond the stated term unless the new term is agreed by both parties. They also do not have an early termination clause included. Our operating lease agreements do not contain any material restrictive covenants. Some of our operating lease agreements contain variable payment provisions that provide for rental increases based on consumer price indices. The change in rent expense resulting from changes in these indices are included within variable rent.

We also have finance leases for equipment which have remaining terms ranging from 1 to 4 years. These lease agreements are for general office equipment with a 5-year useful life. These lease agreements do not have an option to extend the lease beyond the stated terms nor do they have an early termination clause. These lease agreements do not have any variable payment provisions included.

As of September 30, 2019, our lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	September 30, 2019
Assets
ROU assets - operating lease	Other assets	$2,545,616
ROU assets - finance lease	Other assets	83,813
Total ROU assets		$2,629,429

Liabilities
Current operating lease liability	Accrued liabilities	$1,394,761
Current finance lease liability	Accrued liabilities	51,637
Long-term operating lease liability	Other liabilities	2,223,623
Long-term finance lease liability	Other liabilities	34,335
Total lease liabilities		$3,704,356

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease costs	$407,365	$1,214,484
Variable rent costs	(36,794)	(109,748)
Total rent expense	$370,571	$1,104,736

Future minimum lease payments under non-cancelable leases were as follows as of September 30, 2019:

September 30, 2019
2019 - remaining 3 months	$407,992
2020	1,467,701
2021	640,800
2022	544,704
2023	544,704
2024 and beyond	544,704
Total future minimum lease payments	4,150,605
Less: Interest	532,221
Total operating lease liabilities	$3,618,384

Current operating lease liability	$1,394,761
Long-term operating lease liability	2,223,623
Total operating lease liabilities	$3,618,384

Other information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$10,902	$32,867
Interest on lease liabilities	1,649	3,880
Total finance lease cost	$12,551	$36,747

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$407,365	$1,214,484
Finance cash flows from finance leases	$13,249	$28,803
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$14,541
Weighted-average remaining lease term (years) - operating leases	3.8	3.8
Weighted-average remaining lease term (years) - finance leases	2.2	2.2
Weighted-average discount rate - operating leases	7%	7%
Weighted-average discount rate - finance leases	7%	7%

At September 30, 2019, we had no operating or finance leases that have not yet commenced.

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

Stock Options
A summary of the stock option activity for the nine months ended September 30, 2019 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2019	3,108,868	$0.61 - $6.55	$2.26	$3,669,794	1,986,740	$1.81	$3,314,494
Granted	565,070	$3.21 - $3.37
Exercised	(551,334)	$0.61 - $1.81
Canceled	(13,507)	$1.47 - $3.37
Balance, September 30, 2019	3,109,097	$1.18 - $4.75	$2.62	$9,847,522	1,734,345	$2.22	$6,186,154

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the Nasdaq Capital Market, as applicable, on the respective dates.

At September 30, 2019, the outstanding stock options to purchase an aggregate of 3.1 million shares had a weighted-average remaining contractual term of 6.4 years, and the exercisable stock options to purchase an aggregate of 1.7 million shares had a weighted-average remaining contractual term of 4.3 years. The fair value of shares underlying vested options was $10.0 million at September 30, 2019. The fair value of shares underlying options exercised during the nine months ended September 30, 2019 was $2.3 million.
For the nine months ended September 30, 2019 and 2018 we recognized $1.1 million and $0.3 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $2.8 million in share-based compensation expense over the weighted-average remaining service period of 3.0 years for stock options outstanding as of September 30, 2019.

Restricted Stock and Restricted Stock Units

Historically, we have granted shares of restricted stock to certain employees that have vested in three equal annual installments on the anniversary dates of their grant. However, beginning in 2019, we altered our approach for these grants to replace the grant of restricted stock subject to time-based vesting with the grant of a combination of restricted stock units ("RSUs") subject to time-based vesting and performance-based vesting. Each RSU represents the contingent right to receive a single share of our common stock upon the vesting of the award. For the nine months ended September 30, 2019, we granted an aggregate of 230,000 RSUs to certain employees. Of the RSUs granted during the nine months ended September 30, 2019, 167,000 of such RSUs are subject to time-based vesting and are scheduled to vest in three equal annual installments on the anniversary dates of the grant. The remaining 63,000 RSUs are performance-based awards that will vest based on our achievement of long-term performance goals, in particular, based on our levels of 2021 revenue and operating income. The 63,000 shares issuable upon vesting of the performance-based RSUs represent the maximum payout under our performance-based awards, based upon 150% of our target performance for 2021 revenue and operating income (the payout of such awards based on target performance for 2021 revenue and operating income would be 42,000 shares). In the case of the time-based and performance-based RSUs, vesting is also subject to the employee's continuous service with us through vesting. During the nine months ended September 30, 2019, 177,665 shares of restricted stock vested.

In addition, in conjunction with our 2018 and 2019 Annual Meetings of Stockholders, we granted RSUs to certain members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy (other members of our Board of Directors elected to receive their annual equity compensation for Board service in the form of stock units under our Deferred Compensation Plan as described below). RSUs granted to our non-employee Directors vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting. For the nine months ended September 30, 2019, we granted 11,600 RSUs to certain non-employee members of our Board of Directors in respect of the annual equity grants pursuant to our non-employee director compensation policy. During the nine months ended September 30, 2019, 16,286 RSUs vested.

The following table summarizes the value of our unvested restricted stock awards and RSUs:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance, January 1, 2019	458,620	$2.56	$1,172,456
Granted	241,600	3.04	733,429
Vested	(193,951)	2.32	(450,935)
Forfeitures	—	—	—
Balance, September 30, 2019	506,269	$2.87	$1,454,950
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
The following is a summary of our stock unit activity under the Deferred Compensation Plan for the nine months ended September 30, 2019:

	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, January 1, 2019	507,290	$1.53	$1,699,422
Granted	112,503	4.30
Forfeitures	—	—
Converted	—	—
Balance, September 30, 2019	619,793	$2.03	$3,588,601
As of September 30, 2019, 37,546 of the outstanding stock units had not yet vested.

The following tables detail our equity transactions during the nine months ended September 30, 2019 and 2018:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2019, as previously reported	1,321,514	1,322	27,956,401	30,120	1,253,105	(2,116,640)	85,744,750	(21,305,222)	62,354,330
Exercise of stock options	—	—	189,312	189	—	—	184,769	—	184,958
Share-based compensation	—	—	—	—	—	—	342,765	—	342,765
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	83,038	(83,058)	—
Net income	—	—	—	—	—	—	—	1,125,879	1,125,879
Balance, March 31 2019	1,321,514	1,322	28,145,713	30,329	1,253,105	(2,116,640)	86,355,322	(20,262,401)	64,007,932
Exercise of stock options	—	—	207,786	208	—	—	182,317	—	182,525
Share-based compensation	—	—	—	—	—	—	377,884	—	377,884
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	89,383	(89,403)	—
Net income	—	—	—	—	—	—	—	840,292	840,292
Purchase of treasury stock	—	—	(52,733)	—	52,733	(220,470)	—	—	(220,470)
Balance, June 30 2019	1,321,514	1,322	28,300,766	30,557	1,305,838	(2,337,110)	87,004,906	(19,511,512)	65,188,163
Exercise of stock options	—	—	83,204	83	—	—	70,863	—	70,946
Share-based compensation	—	—	16,286	16	—	—	419,535	—	419,551
Stock dividends to Carilion Clinic(1)	—	—	770,454	20	—	—	112,970	(112,990)	—
Preferred stock to common stock conversion	(1,321,514)	(1,322)	1,321,514	1,322	—	—	—	—	—
Net income	—	—	—	—	—	—	—	1,230,252	1,230,252
Purchase of treasury stock	—	—	(333,953)	—	333,953	(1,999,997)	—	—	(1,999,997)
Balance, September 30 2019	—	—	30,158,271	31,998	1,639,791	(4,337,107)	87,608,274	(18,394,250)	64,908,915

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$
Balance at January 1, 2018, as previously reported	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,406,189)	49,537,781
Impact of change in accounting policy	—	—	—	—	—	—	—	354,028	354,028
As adjusted balance at January 1, 2018	1,321,514	1,322	27,283,918	29,186	1,070,904	(1,649,746)	83,563,208	(32,052,161)	49,891,809
Exercise of stock options	—	—	10,727	11	—	—	22,277	—	22,288
Share-based compensation	—	—	—	—	—	—	94,606	—	94,606
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	64,405	(64,425)	—
Net income	—	—	—	—	—	—	—	148,676	148,676
Purchase of treasury stock	—	—	(132,450)	—	132,450	(306,041)	—	—	(306,041)
Balance, March 31 2018	1,321,514	1,322	27,162,195	29,217	1,203,354	(1,955,787)	83,744,496	(31,967,910)	49,851,338
Exercise of stock options	—	—	250,115	250	—	—	617,259	—	617,509
Share-based compensation	—	—	280,000	280	—	—	117,543	—	117,823
Non-cash compensation	—	—	129,865	130	—	—	199,871	—	200,001
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	63,216	(63,236)	—
Net income	—	—	—	—	—	—	—	1,067,327	1,067,327
Purchase of treasury stock	—	—	(49,751)	—	49,751	(160,853)	—	—	(160,853)
Balance, June 30 2018	1,321,514	1,322	27,772,424	29,897	1,253,105	(2,116,640)	84,742,385	(30,963,819)	51,693,145
Exercise of stock options	—	—	181,583	181	—	—	414,876	—	415,057
Share-based compensation	—	—	(17,606)	(18)	—	—	133,433	—	133,415
Non-cash compensation	—	—	—	1	—	—	1	—	2
Stock dividends to Carilion Clinic(1)	—	—	—	20	—	—	63,214	(63,234)	—
Net income	—	—	—	—	—	—	—	8,848,402	8,848,402
Balance, September 30 2018	1,321,514	1,322	27,936,401	30,081	1,253,105	(2,116,640)	85,353,909	(22,178,651)	61,090,021

(1)
For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2019, the Series A Preferred Stock issued to Carilion accrued $1,703,084 in dividends. In September 2019, Carilion elected to convert the preferred stock into an equal number of shares of our common stock. In addition, we issued

770,454 shares of our common stock in satisfaction of the accrued dividends earned on the preferred stock prior to its conversion.

Stock Repurchase Program

In September 2017, our board of directors authorized us to repurchase up to $2.0 million of our common stock through September 19, 2018 (the "prior stock repurchase program"). Our prior stock repurchase program did not obligate us to acquire any specific number of shares. Under the prior stock repurchase program, shares could be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of September 19, 2018, we had repurchased a total of 565,629 shares for an aggregate purchase price of $1.1 million under the prior stock repurchase program, after which the prior stock repurchase program expired. We currently maintain all repurchased shares under the prior stock repurchase program as treasury stock.

In August 2019, our board of directors authorized a new stock repurchase program which allowed us to repurchase up to $2.0 million of our common stock through August 2020. As of September 30, 2019, we had repurchased a total of 333,953 shares for an aggregate purchase price of $2.0 million under this new stock repurchase program, and accordingly the program expired. We currently maintain all repurchased shares under this new stock repurchase program as treasury stock.

11.	Revenue Recognition

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

The details are listed in the table below for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	(unaudited)			(unaudited)
	Technology Development	Products and Licensing	Total	Technology Development	Products and Licensing	Total
Total Revenue by Geographic Location
United States	$6,494,832	$5,924,077	$12,418,909	$5,315,861	$3,251,602	$8,567,463
Asia	—	3,728,671	3,728,671	—	1,143,767	1,143,767
Europe	—	1,912,652	1,912,652	—	899,683	899,683
Canada, Central and South America	—	218,846	218,846	—	1,330	1,330
All Others	—	141,932	141,932	—	74,783	74,783
Total	$6,494,832	$11,926,178	$18,421,010	$5,315,861	$5,371,165	$10,687,026

Total Revenue by Major Customer Type
Sales to the U.S. government	$6,411,899	$1,260,475	$7,672,374	$5,216,389	$977,076	$6,193,465
U.S. direct commercial sales and other	82,933	4,663,602	4,746,535	99,472	2,250,656	2,350,128
Foreign commercial sales & other	—	6,002,101	6,002,101	—	2,143,433	2,143,433
Total	$6,494,832	$11,926,178	$18,421,010	$5,315,861	$5,371,165	$10,687,026

Total Revenue by Contract Type
Fixed-price contracts	$3,487,522	$11,926,178	$15,413,700	$2,004,166	$5,371,165	$7,375,331
Cost-type contracts	3,007,310	—	3,007,310	3,311,695	—	3,311,695
Total	$6,494,832	$11,926,178	$18,421,010	$5,315,861	$5,371,165	$10,687,026

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$—	$11,669,034	$11,669,034	$—	$5,190,830	$5,190,830
Goods/services transferred over time	6,494,832	257,144	6,751,976	5,315,861	180,335	5,496,196
Total	$6,494,832	$11,926,178	$18,421,010	$5,315,861	$5,371,165	$10,687,026

Total Revenue by Major Products/Services
Technology development	$6,494,832	$—	$6,494,832	$5,315,861	$—	$5,315,861
Optical test and measurement systems	—	11,266,322	11,266,322	—	4,469,677	4,469,677
Other	—	659,856	659,856	—	901,488	901,488
Total	$6,494,832	$11,926,178	$18,421,010	$5,315,861	$5,371,165	$10,687,026

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	(unaudited)			(unaudited)
	Technology Development	Products and Licensing	Total	Technology Development	Products and Licensing	Total
Total Revenue by Geographic Location
United States	$19,576,574	$15,450,256	$35,026,830	$15,418,919	$7,961,048	$23,379,967
Asia	—	9,450,775	9,450,775	—	3,280,348	3,280,348
Europe	—	5,343,251	5,343,251	—	2,542,017	2,542,017
Canada, Central and South America	—	936,426	936,426	—	99,807	99,807
All Others	—	278,615	278,615	—	76,783	76,783
Total	$19,576,574	$31,459,323	$51,035,897	$15,418,919	$13,960,003	$29,378,922

Total Revenue by Major Customer Type
Sales to the U.S. government	$19,180,408	$2,457,677	$21,638,085	$15,284,661	$1,364,755	$16,649,416
U.S. direct commercial sales and other	396,166	12,992,580	13,388,746	134,258	6,583,006	6,717,264
Foreign commercial sales & other	—	16,009,066	16,009,066	—	6,012,242	6,012,242
Total	$19,576,574	$31,459,323	$51,035,897	$15,418,919	$13,960,003	$29,378,922

Total Revenue by Contract Type
Fixed-price contracts	$10,654,247	$31,459,323	$42,113,570	$6,611,758	$13,960,003	$20,571,761
Cost-type contracts	8,922,327	—	8,922,327	8,807,161	—	8,807,161
Total	$19,576,574	$31,459,323	$51,035,897	$15,418,919	$13,960,003	$29,378,922

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$—	$30,302,926	$30,302,926	$—	$13,505,897	$13,505,897
Goods/services transferred over time	19,576,574	1,156,397	20,732,971	15,418,919	454,106	15,873,025
Total	$19,576,574	$31,459,323	$51,035,897	$15,418,919	$13,960,003	$29,378,922

Total Revenue by Major Products/Services
Technology development	$19,576,574	$—	$19,576,574	$15,418,919	$—	$15,418,919
Optical test and measurement systems	—	29,323,169	29,323,169	—	12,129,197	12,129,197
Other	—	2,136,154	2,136,154	—	1,830,806	1,830,806
Total	$19,576,574	$31,459,323	$51,035,897	$15,418,919	$13,960,003	$29,378,922

Contract Balances

Our contract assets consist of unbilled amounts for technology development contracts as well as custom product contracts. Also included in contract assets are royalty revenue and carrying amounts of right of returned inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, right of return refund, and customer deposits. The net contract assets (liabilities) increased $0.2 million, due primarily to increased contract assets in addition to a slight decrease in contract liabilities. The increase in contract assets is a result of the increased number of government research programs in addition to an increase in the number of our Fixed-Price contracts that have not reached milestones as designated in their respective contracts.

The following table shows the components of our contract balances as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Contract assets	$3,865,601	$2,759,315
Contract liabilities	(3,389,417)	(2,486,111)
Net contract assets	$476,184	$273,204

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Products and Licensing segment's unfulfilled performance obligations was $14.6 million at September 30, 2019. We expect to satisfy 27% of the performance obligations in 2019, 31% in 2020 and the remainder by 2023. The approximate value of our Technology Development segment's unfulfilled performance obligations was $34.8 million at September 30, 2019. We expect to satisfy 22% of the performance obligations in 2019, 55% in 2020 and the remainder by 2022.

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

For the nine months ended September 30, 2019, our effective income tax rate was (67.93)%. We expect our effective tax rate for 2019 to continue to differ from the Federal statutory rate of 21%, partly because of the partial release of the valuation allowance due to the acquisition of GP in the first quarter of 2019, and partly because of the net operating loss carryforwards expected to be used to offset taxable income.

We consider both positive and negative evidence when evaluating the recoverability of our deferred tax assets ("DTAs").  The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e. greater than a 50% probability) that all or some portion of the DTAs will be realized in the future.  As of September 30, 2019, our valuation allowance was $0.9 million.

13.	Reportable Segments

Through September 30, 2019, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 15, 2019).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenues:
Products and licensing	$11,926,178	$5,371,165	$31,459,323	$13,960,003
Technology development	6,494,832	5,315,861	19,576,574	15,418,919
Total revenues	$18,421,010	$10,687,026	$51,035,897	$29,378,922
Products and licensing operating income/(loss)	$706,185	$240,645	$233,177	$(410,477)
Technology development operating income	777,816	340,852	1,365,320	864,540
Total operating income	$1,484,001	$581,497	$1,598,497	$454,063
Depreciation, products and licensing	$133,142	$42,559	$417,633	$192,058
Depreciation, technology development	$98,393	$95,673	$287,901	$283,550
Amortization, products and licensing	$422,391	$56,062	$1,054,234	$300,837
Amortization, technology development	$15,060	$43,708	$74,826	$121,770
The table below presents assets for reportable segments:

	September 30, 2019	December 31, 2018
	(unaudited)
Total segment assets:
Products and licensing	$45,702,864	$40,775,211
Technology development	37,184,931	34,823,525
Total assets	$82,887,795	$75,598,736
Property plant and equipment, and intangible assets, products and licensing	$22,380,346	$4,927,453
Property plant and equipment, and intangible assets, technology development	$2,162,084	$2,103,711

The U.S. government accounted for 42% and 58% of total consolidated revenues for the three months ended September 30, 2019 and 2018, respectively and for 42% and 57% of total consolidated revenues for the nine months ended September 30, 2019 and 2018, respectively.
International revenues (customers outside the United States) accounted for 33% and 20% of total consolidated revenues for the three months ended September 30, 2019 and 2018, respectively, and 31% and 20% of the total consolidated revenues for the nine months ended September 30, 2019 and 2018, respectively. Customers in China represented 11% of total revenues in the three and nine months ended September 30, 2019, while no other single country, outside of the United States, represented more than 10% of total revenues in the three and nine months ended September 30, 2019 and 2018.

14.	Contingencies and Guarantees
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.

In March 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. The notice of claim received from Macom totaled $2.0 million under various indemnity provisions. We have disputed Macom's assertion of right to payment for the matters described in the Claim. It is uncertain what amount, if any, will be owed in settlement of the Claim. As of September 30, 2019, $1.5 million of the escrow balance had been received with the remaining $2.5 million in the escrow account pending resolution of the dispute.
On July 31, 2018, we sold the assets associated with our Opto components business to an unaffiliated third party. The asset purchase agreement provides for additional consideration of up to $1.0 million contingent upon the achievement of a specified revenue level by the sold business during the 18 months following the sale. In addition, the asset purchase agreement provides for a potential adjustment to the consideration paid, either positive or negative, to the extent that working capital transferred to the buyer is greater or less than a specified target amount. There have been no amounts recorded in reference to the above matter in the financial statements as of September 30, 2019. It is uncertain what amount, if any, will be received or paid with respect to each of these potential adjustments.
On March 1, 2019, we acquired the outstanding stock of GP for cash consideration of $19.0 million. Additionally, we can become obligated to pay additional cash consideration of up to $1.0 million if certain revenue targets for the GP historical business are met for the twelve month period following the closing. At September 30, 2019, a liability of $0.9 million has been recorded in the financial statements in reference to the above matter.
We executed a non-cancelable purchase order totaling $1.1 million in the first quarter of 2018 and a non-cancelable purchase order totaling $1.9 million in the third quarter of 2019 for multiple shipments of tunable lasers to be delivered over an 18-month period. At September 30, 2019, approximately $1.9 million of these commitments remained and is expected to be delivered by December 31, 2020
We have entered into indemnification agreements with our officers and directors, to the extent permitted by law, pursuant to which we have agreed to reimburse the officers and directors for legal expenses in the event of litigation and regulatory matters. The terms of these indemnification agreements provide for no limitation to the maximum potential future payments. We have a directors and officers insurance policy that may, in certain instances, mitigate the potential liability and payments.

15.    Subsequent Event

On October 10, 2019, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB, which amended and restated in its entirety our previous Loan and Security Agreement dated as of February 18, 2010, as amended (See Note 8). Under the Loan Agreement, SVB agreed to make advances available up to $10.0 million (the “Revolving Line”). If we borrow from the Revolving Line, such borrowing would carry a floating annual interest rate equal to the greater of (i) the Prime Rate (as defined in the Loan Agreement) then in effect plus 1% or (ii) 6%. Amounts borrowed under the Revolving Line may be repaid and, prior to the Revolving Line Maturity Date (defined below), reborrowed. The Revolving Line terminates on October 10, 2020 (the “Revolving Line Maturity Date”), unless earlier terminated by us. No amounts have been borrowed under this Loan Agreement.

Amounts due under the Loan Agreement are secured by our assets, including all personal property and bank accounts; however, intellectual property is not secured under the Loan Agreement. The Loan Agreement requires us to observe a number of financial and operational covenants, including maintenance of a specified Liquidity Coverage Ratio (as defined in the Loan Agreement), protection and registration of intellectual property rights and customary negative covenants.

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

We are organized into two main business segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets distributed fiber optic sensing products, as well as communications test products. We are continuing to develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy, and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Products and Licensing segment revenues represented 65% and 50% of our total revenues for the three months ended September 30, 2019 and 2018, respectively, and 62% and 48% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively. The Products and Licensing segment revenues were $11.9 million and $5.4 million for the three months ended September 30, 2019 and 2018, respectively, and $31.5 million and $14.0 million for the nine months ended September 30, 2019 and 2018, respectively.
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

We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Products and Licensing segment backlog was $14.6 million at September 30, 2019 and $5.8 million at December 31, 2018. The backlog at September 30, 2019 is expected to be recognized as revenue in the future as follows:

	2019	2020	2021	2022	2023 and beyond	Total
Products and Licensing	$3,915,638	$4,509,102	$1,992,612	$2,754,717	$1,413,842	$14,585,911
The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 35% and 50% of our total revenues for the three months ended September 30, 2019 and 2018, respectively, and 38% and 52% of our total revenues for the nine months ended September 30, 2019 and 2018. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues were $6.5 million and $5.3 million for the three months ended September 30, 2019 and 2018, respectively, and $19.6 million and $15.4 million for the nine months ended September 30, 2019 and 2018, respectively.
Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our Technology Development segment backlog was $34.8 million at September 30, 2019 and $26.0 million at December 31, 2018. The backlog at September 30, 2019 is expected to be recognized as revenue in the future as follows:

Technology Development	2019	2020	2021	2022	Total
Funded	$7,613,700	$18,178,690	$5,532,353	$1,566,062	$32,890,805
Unfunded	$197,597	$790,387	$727,888	$153,750	$1,869,622
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
Description of Revenues, Costs and Expenses
Revenues

The Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 65% and 50% of our total revenues for the three months ended September 30, 2019 and 2018, respectively, and 62% and 48% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively.
We generate revenues from technology development, product sales and commercial product development and licensing activities. We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 35% and 50% of total revenues for the three months ended September 30, 2019 and 2018, respectively and 38% and 52% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively.
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

In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard related to Leases, Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and subsequent amendments, which replaced existing GAAP and requires lessees to recognize right-of-use ("ROU") assets and corresponding lease liabilities that depict the rights and obligations arising from a lease agreement. We implemented ASU 2016-02 on January 1, 2019 and elected certain practical expedients available under the ASU. As a result of the adoption, we recognized ROU assets totaling $3.5 million and lease liabilities totaling $4.7 million as of the adoption date. For additional information, see Note 1 to our Unaudited Consolidated Financial Statements - "Basis of Presentation and Significant Accounting Policies-Recently Issued Accounting Pronouncements" elsewhere in this Quarterly Report.

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenues

	Three Months Ended September 30,
	2019	2018	$ Difference	% Difference
Revenues:
Products and licensing	$11,926,178	$5,371,165	$6,555,013	122%
Technology development	6,494,832	5,315,861	1,178,971	22%
Total revenues	$18,421,010	$10,687,026	$7,733,984	72%
Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, and Optical Vector Analyzer platforms, optical components and sub-assemblies and sales of our Hyperion and Terahertz sensing platforms. Products and Licensing segment revenues for the three months ended September 30, 2019 increased $6.6 million, or 122%, to $11.9 million compared to $5.4 million for the three months ended September 30, 2018. The increase for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, resulted primarily from $2.7 million of revenues realized from the legacy business of MOI and $3.2 million of revenues realized from the legacy business of GP during the period. Continued growth in sales of our communications test instruments also contributed to this increase.
Revenues from our Technology Development segment for the three months ended September 30, 2019 increased $1.2 million, or 22%, to $6.5 million compared to $5.3 million for the three months ended September 30, 2018. The increase in Technology Development segment revenues continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was realized primarily in our terahertz, advanced materials, and systems groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2019	2018	$ Difference	% Difference
Cost of revenues:
Products and licensing	$4,561,801	$2,079,749	$2,482,052	119%
Technology development	4,574,035	3,918,666	655,369	17%
Total cost of revenues	9,135,836	5,998,415	3,137,421	52%
Gross profit	$9,285,174	$4,688,611	$4,596,563	98%
The cost of Products and Licensing segment revenues increased by $2.5 million, or 119%, to $4.6 million for the three months ended September 30, 2019, compared to $2.1 million for the three months ended September 30, 2018. This increase in cost of revenues primarily resulted from $2.3 million of cost of revenues from the legacy businesses of MOI and GP as well as the organic growth in sales of our communications test equipment. The 119% increase in cost of Products and Licensing segment revenues is consistent with our 122% increase in associated revenue as described above.
The cost of Technology Development segment revenues for the three months ended September 30, 2019 increased $0.7 million, or 17%, to $4.6 million compared to $3.9 million for the three months ended September 30, 2018. The increase in cost of Technology Development segment revenues was primarily attributable to additional labor costs associated with performing our awarded contracts. Cost of Technology Development segment revenues increased at a lower rate than Technology Development segment revenues due to decreased reliance on utilization of subcontractors to perform on our awarded contracts.
Our overall gross margin increased to 50% for the three months ended September 30, 2019, compared to 44% for the three months ended September 30, 2018, primarily as a result of our revenue mix, with Products and Licensing segment revenues representing a larger portion of our total revenues during the three months ended September 30, 2019.
Operating Expense

	Three Months Ended September 30,
	2019	2018	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$5,753,649	$3,233,485	$2,520,164	78%
Research, development and engineering	2,047,524	873,629	1,173,895	134%
Total operating expense	$7,801,173	$4,107,114	$3,694,059	90%
Our selling, general and administrative expense increased $2.5 million, or 78%, to $5.8 million for the three months ended September 30, 2019, compared to $3.2 million for the three months ended September 30, 2018. Selling, general and administrative expense increased primarily due to $2.0 million of expenses associated with the legacy businesses of MOI and GP for the three months ended September 30, 2019, in addition to an increase in share-based compensation expenses of $0.3 million due to new stock awards and a $0.2 million increase in marketing expenses and additional resources as a result of increased revenue.
Research, development and engineering expense increased $1.2 million, or 134%, to $2.0 million for the three months ended September 30, 2019, compared to $0.9 million for the three months ended September 30, 2018, due to $0.8 million of research, development and engineering expenses associated with the legacy businesses of MOI and GP during the three months ended September 30, 2019 in addition to other engineering expenses of $0.3 million to support new product development activities.
Investment Income
Investment income was $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018. During the three months ended September 30, 2019 and 2018, we invested a portion of our cash in funds holding U.S. treasury securities.
Income Tax Expense/(Benefit)
For the three months ended September 30, 2019, we recognized an income tax expense from continuing operations of $0.3 million, compared to an income tax benefit from continuing operations of $0.6 million for the three months ended September 30, 2018, respectively. The increase in our income tax expense was primarily due to the intraperiod allocation of tax benefit from discontinued operations during the three months ended September 30, 2018.
We regularly evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Given our history of operating losses, we have maintained a valuation allowance against our deferred tax asset.  However, considering our current assessment of the probability of maintaining profitability, there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. As such, we may release a significant portion, or all, of our valuation allowance against our deferred tax assets within the next 12 months. This release, if any, would result in the recognition of certain deferred tax assets and a decrease to our income tax expense for the period such release is recorded.

Income From Continuing Operations
During the three months ended September 30, 2019, we recognized income from continuing operations before income taxes of $1.6 million compared to $0.7 million for the three months ended September 30, 2018. After tax, our net income from continuing operations was $1.2 million compared to $1.3 million for the three months ended September 30, 2019 and 2018, respectively.
Net Income From Discontinued Operations
For the three months ended September 30, 2018, our net income from discontinued operations of $7.6 million represented the after-tax gain on sale of our optoelectronic components business in addition to the operating results of that business for the period prior to its sale. There were no results from discontinued operations for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenues

	Nine Months Ended September 30,
	2019	2018	$ Difference	% Difference
Revenues:
Products and licensing	$31,459,323	$13,960,003	$17,499,320	125%
Technology development	19,576,574	15,418,919	4,157,655	27%
Total revenues	$51,035,897	$29,378,922	$21,656,975	74%

Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, and Optical Vector Analyzer platforms, optical components and sub-assemblies and sales of our Hyperion and Terahertz sensing platforms. Products and Licensing segment revenues for the nine months ended September 30, 2019 increased $17.5 million, or 125%, to $31.5 million compared to $14.0 million for the nine months ended September 30, 2018. The increase for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, resulted primarily from $8.1 million of revenues realized from the legacy business of MOI and $7.1 million of revenues realized from the legacy business of GP during the period. Continued growth in sales of our fiber-optic sensing products, including our ODiSI products directed toward the expanding use of composite materials and the need for improved means of testing their structural integrity, and our communications test instruments also contributed to this increase.

Technology Development segment revenues increased $4.2 million, or 27%, to $19.6 million for the nine months ended September 30, 2019, compared to $15.4 million for the nine months ended September 30, 2018. The increase for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase was realized primarily in our advanced materials, optical systems, and terahertz research groups. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2019	2018	$ Difference	% Difference
Cost of revenues:
Products and licensing	$12,357,961	$5,381,333	$6,976,628	130%
Technology development	13,874,156	11,131,965	2,742,191	25%
Total cost of revenues	26,232,117	16,513,298	9,718,819	59%
Gross profit	$24,803,780	$12,865,624	$11,938,156	93%

Costs of Products and Licensing segment revenues increased $7.0 million, or 130%, to $12.4 million for the nine months ended September 30, 2019, compared to $5.4 million for the nine months ended September 30, 2018. This increase in cost of revenues primarily resulted from $6.2 million of cost of revenues from the legacy businesses of MOI and GP, as well as an increase in sales volume.

Costs of Technology Development segment revenues increased $2.7 million, or 25%, to $13.9 million for the nine months ended September 30, 2019, compared to $11.1 million the nine months ended September 30, 2018. The increase in cost of Technology Development segment revenues was attributable to additional headcount and the increased utilization of third-party analytical services to support the growth in our research contracts and was consistent with the rate of revenue growth for this business segment.

Our overall gross margin for the nine months ended September 30, 2019 increased to 49% compared to 44% for the nine months ended September 30, 2018 primarily as a result of our revenue mix, with Products and Licensing segment revenues representing a larger portion of our total revenues during the nine months ended September 30, 2019.

Operating Expense

	Nine Months Ended September 30,
	2019	2018	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$17,964,524	$9,898,064	$8,066,460	81%
Research, development and engineering	5,240,759	2,513,497	2,727,262	109%
Total operating expense	$23,205,283	$12,411,561	$10,793,722	87%

Selling, general and administrative expense increased $8.1 million, or 81%, to $18.0 million for the nine months ended September 30, 2019, compared to $9.9 million for the nine months ended September 30, 2018. Selling, general and administrative expense increased primarily due to $4.9 million of expenses associated with the legacy businesses of MOI and GP for the nine months ended September 30, 2019, in addition to $0.9 million in transaction costs associated with the acquisition of GP, a $0.8 million increase in share-based compensation as a result of new awards, increased audit and legal fees of $0.3 million due to increased company growth, and a $1.0 million increase in expenses related to marketing and additional resources as a result of increased revenue.

Research, development and engineering expense increased $2.7 million, or 109%, to $5.2 million for the nine months ended September 30, 2019, compared to $2.5 million for the nine months ended September 30, 2018 primarily due to $2.2 million of research, development and engineering expenses associated with the legacy businesses of MOI and GP during the nine months ended September 30, 2019 in addition to other engineering expenses of $0.5 million to support new product development activities.

Investment Income
Investment income was $0.3 million for the nine months ended September 30, 2019, compared to $0.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, we invested a portion of our cash in funds holding U.S. treasury securities.
Income Tax Benefit
For the nine months ended September 30, 2019, we recognized an income tax benefit from continuing operations of $1.3 million, compared to $0.7 million for the nine months ended September 30, 2018. The increase in our income tax benefit was primarily due to a reduction in our deferred tax asset valuation allowances as a result of the acquisition of GP.
We regularly evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Given our history of operating losses, we have maintained a valuation allowance against our deferred tax asset.  However, considering our current assessment of the probability of maintaining profitability, there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. As such, we may release a significant portion, or all, of our valuation allowance against our deferred tax assets within the next 12 months. This release, if any, would result in the recognition of certain deferred tax assets and a decrease to our income tax expense for the period such release is recorded.

Income From Continuing Operations
During the nine months ended September 30, 2019, we recognized income from continuing operations before income taxes of $1.9 million compared to $0.7 million for the nine months ended September 30, 2018. After tax, our net income from continuing operations was $3.2 million for the nine months ended September 30, 2019, compared to income from continuing operations of $1.4 million for the nine months ended September 30, 2018.
Net Income From Discontinued Operations
For the nine months ended September 30, 2018, our net income from discontinued operations of $8.7 million included an after-tax gain of $7.6 million realized on the sale of our optoeclectronic components business in addition to income of $1.1 million associated with the operating results of the optoelectronic components business prior to its sale. There were no results from discontinued operations for the nine months ended September 30, 2019.

Liquidity and Capital Resources
At September 30, 2019, our total cash and cash equivalents were $21.4 million.

On October 10, 2019, we entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank ("SVB"), which amended and restated in its entirety our previous Loan and Security Agreement dated as of February 18, 2010, as amended. Under the Loan Agreement, SVB agreed to make advances available up to $10.0 million (the "Revolving Line"). The Revolving Line terminates on October 10, 2020 unless earlier terminated by us. No amounts have been borrowed under this Loan Agreement.

We believe that our cash balance as of September 30, 2019 in addition to amounts available to us under our Revolving Line will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash.
Discussion of Cash Flows
Recent Activity

	Nine Months Ended September 30,
	2019	2018	$ Difference
Net cash provided by/(used in) operating activities	$1,084,960	$(3,444,408)	$4,529,368
Net cash (used in)/provided by investing activities	(19,697,015)	14,227,434	(33,924,449)
Net cash used in financing activities	(2,433,940)	(619,840)	(1,814,100)
Net (decrease)/increase in cash and cash equivalents	$(21,045,995)	$10,163,186	$(31,209,181)
During the first nine months of 2019, the $1.1 million of net cash provided by operating activities consisted of our net income of $3.2 million, which included non-cash charges for depreciation and amortization of $1.8 million and share-based compensation of $1.1 million, offset by a tax benefit from a partial release of the valuation allowances associated with GP of $1.9 million, and a net cash outflow of $3.2 million from changes in working capital. The changes in working capital included an increase in accounts receivable of $2.2 million, an increase in contract assets of $1.1 million, an increase in other long term assets of $0.3 million, and a decrease in accounts payable and accrued expenses of $0.1 million partially offset by an increase in contract liabilities of $0.7 million.

During the first nine months of 2018, the $3.4 million of net cash used in operating activities consisted of our net income of $10.1 million, which included a gain recognized on the sale of our optoelectronic segment that was sold in July 2018 of $7.6 million in addition to non-cash charges for depreciation and amortization of $0.9 million and share-based compensation of $0.3 million, offset by a net cash outflow of $7.2 million from changes in working capital. The changes in working capital included a reduction in contract liabilities of $1.9 million as a result of the payment of $1.6 million in outstanding claims for excess billed amounts on government research contracts. The changes in working capital also included an increase in accounts receivable of $4.1 million, an increase in contract assets of $1.0 million, and an increase in inventory of $1.0 million, all partially offset by a reduction in other current assets of $0.5 million and an increase in accounts payable and accrued expenses of $0.2 million.
Cash used in investing activities for the nine months ended September 30, 2019 included $19.0 million to acquire the operations of GP, in addition to $0.5 million of fixed asset additions and $0.2 million of capitalized intellectual property costs. Cash provided by investing activities for the nine months ended September 30, 2018 included $14.8 million in proceeds from the sale of our optoelectronic segment partially offset by $0.3 million of fixed asset additions and $0.3 million of capitalized intellectual property costs.
Net cash used in financing activities during the nine months ended September 30, 2019 included long term debt repayments of $0.6 million, compared to $1.4 million of long-term debt repayments during the nine months ended September 30, 2018. During the nine months ended September 30, 2019 we also repurchased $2.2 million of our common stock, including $2.0 million on the open market, compared to $0.5 million of our common stock repurchases during the nine months ended September 30, 2018. During the nine months ended September 30, 2019 we received proceeds from the exercise of options and warrants of $0.4 million, compared to $1.3 million in proceeds received from the exercise of options and warrants during the nine months ended September 30, 2018.

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
Foreign Currency Exchange Rate Risk
As of September 30, 2019, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the nine months ended September 30, 2019 and 2018, revenues generated under the SBIR program represented 37% and 39%, respectively, of our total revenues.
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

Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2019, we had approximately 266 full-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 38% and 52% of our consolidated total revenues for the nine months ended September 30, 2019 and 2018, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K.'s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the U.K. will cease to be an EU Member State either on the effective date of a withdrawal agreement (entry into such a withdrawal agreement will approval of the U.K. Parliament ("Parliament")) or, failing that, two years following the U.K.'s notification of its intention to leave the EU (the "Brexit Date"), unless the European Council (together with the U.K.) unanimously decides to extend the two year period. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave the EU. It is unclear how long it will take to negotiate a withdrawal agreement, but it appears likely that Brexit will continue to involve a process of lengthy negotiations between the U.K. and EU Member States to determine the future terms of the U.K.'s relationship with the EU. Given that no formal withdrawal arrangements have been agreed, there have been several extensions to the Brexit Date and the U.K. has yet to formally leave the EU. On October 28, 2019, the EU granted the U.K. a further extension to the Brexit Date until January 31, 2020. Under the terms of the extension, the Brexit Date may be earlier than January 31, 2020, if a formal withdrawal agreement is ratified by Parliament. In addition, the U.K. will hold a general election on December 12, 2019. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the EU will be agreed, if at all.
The lack of clarity over which EU laws and regulations will continue to be implemented in the U.K. after Brexit (in any form) (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws) may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.
The uncertainty concerning the U.K.'s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the Brexit Date.
These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.
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
Carilion Clinic holds more than 5% of our common stock. All of these shares have been registered for sale on a Form S-3 registration statement and, accordingly, may generally be freely sold by Carilion at any time. Any sales of these shares, or the perception that future sales of shares may occur by Carilion or any of our other significant stockholders, may have a material adverse effect on the market price of our stock.
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

The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $6.90 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2019
Common Stock Dividend Payable to Carilion
We issued 1,321,514 shares of Series A Preferred Stock, par value $0.001 per share, to Carilion Clinic ("Carilion") in January 2010, which shares were issued in reliance on the exemptions from registration under the Securities Act provided by Sections 3(a)(9) and 4 (a)(2) thereof. The Series A Preferred Stock accrued dividends at the rate of $0.2815 per share per annum, payable quarterly in arrears. Accrued dividends were payable in shares of our common stock, with the number of shares being equal to the quotient of (i) the cumulative aggregate balance of accrued but unpaid dividends on each share of Series A Preferred Stock divided by (ii) the conversion price of the Series A Preferred Stock of $4.69159 per share. Per the terms of the Series A Preferred Stock as set forth in the Certificate of Designations, the accrual of dividends ceased as of September 30, 2019, due to our common stock trading price maintaining a level of $5.16 or above for more than 30 consecutive trading days, which was achieved as of September 19, 2019. For the period from January 12, 2010, the original issue date of the Series A Preferred Stock, through September 30, 2019, the Series A Preferred Stock issued to Carilion accrued $1,703,084 in dividends. In September 2019, Carilion elected to convert the Series A Preferred Stock into an equal number of shares of our common stock. In addition, we issued 770,454 shares of our common stock in satisfaction of the accrued dividends earned on the Series A Preferred Stock prior to its conversion. As the Series A Preferred Stock was issued in reliance on the exemption provided by Section 3(a)(9), the shares of common stock issued as dividends were also exempt from registration in reliance on Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
In August 2019, our board of directors authorized a new stock repurchase program which allowed us to repurchase up to $2.0 million of our common stock through August 29, 2020. As of September 30, 2019, we had repurchased a total of 333,953 shares for an aggregate purchase price of $2.0 million under this new stock repurchase program, and accordingly the program expired.
The following table summarizes repurchases of our common stock during September 2019.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
9/1/2019 - 9/30/2019	333,953	$5.99	333,953	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (iv) Notes to Unaudited Consolidated Financial Statements.

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

Luna Innovations Incorporated
Date:	November 5, 2019	By:	/s/ Dale Messick
Dale Messick
Chief Financial Officer (principal financial and accounting officer and duly authorized officer)