Form 10-K
period 2019-12-31
LUNA INNOVATIONS INC
filed 2020-03-13
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019 based upon the closing price of Common Stock on such date as reported by the Nasdaq Capital Market, was approximately $100.4 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 11, 2020 there were 30,391,879 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2020 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2019, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

PART I

ITEM 1.    BUSINESS
Company Overview and Business Model

Luna Innovations Incorporated ("we" or the "Company") is a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries and distributed fiber optic sensing products for industries utilizing composite and other advanced materials, such as the automotive, aerospace, energy and infrastructure industries. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by providing valuable information such as highly detailed stress, strain, and temperature measurements of a new design or manufacturing process. In addition, our distributed fiber optic sensing products are used to monitor the structural integrity or operational health of critical assets, including large civil structures such as bridges. Our communications test and control products accelerate the development of advanced fiber optic components and networks by providing fast and highly accurate characterization of components and networks. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of sensing and instrumentation, advanced materials, optical technologies and health sciences. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.

We are organized into two main reporting segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. We continue to develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Products and Licensing segment revenues represented approximately 63% and 51% of our total revenues for the years ended December 31, 2019 and 2018, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials, optical technologies and health sciences. Our Technology Development segment comprised approximately 37% and 49% of our total revenues for the years ended December 31, 2019 and 2018, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA").
Our SBIR research is focused on technological areas with commercial potential and we strive to commercialize any resulting scientific advancements. For the year ended December 31, 2019, approximately 35% of our total revenues were generated under the SBIR program, compared to 44% for the year ended December 31, 2018.
For the years ended December 31, 2019 and 2018, 40% and 53%, respectively, of our total revenues were derived from the U.S. government.
Acquisition of General Photonics Corporation
On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $19.0 million with an earn-out provision of up to $1.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. As of December 31, 2019 we expect to pay, and have accrued, $1.0 million in additional cash consideration as a result of the successful completion of the earn-out provision.

Acquisition of Micron Optics, Inc.
On October 15, 2018, we acquired substantially all of the assets, other than cash, of the U. S. operations of Micron Optics, Inc. ("MOI"), a leading provider of innovative optical components and laser-based equipment that advance the quality of optical measurements, allowing the sensing, imaging and telecommunications industries, to make critical measurements. We paid total cash consideration of $5.5 million for the acquisition of MOI. The acquisition of MOI expanded our technology and product portfolio to include optical sensors and sensing interrogators capable of a broader range of measurement capabilities, including higher speed measurements such as vibration, and the ability to instrument larger structures over longer distances. In addition, the MOI acquisition added a product suite of tunable optical filters, optical sensors and swept lasers.
Products and Licensing
Our Products and Licensing segment includes the sale of fiber optic test, measurement and control instruments and modules. We provide fiber optic test and measurement products which provide solutions primarily for the telecommunications industry marketed under the Luna Technologies brand. We also market our Optical Distributed Sensing Interrogator (“ODiSI”) platform of products for distributed and very high-resolution sensing of strain and temperature utilizing optical fiber. Following the acquisition of MOI, we also market our Hyperion platform of products for distributed fiber optic sensing that offer dynamic measurement capabilities over longer distances. Following our acquisition of GP, we also market solutions for the measurement, management and control of polarization and delay in fiber optic networks. We refer to the groups within our company who develop, manufacture, support and sell these products as our Lightwave division.

Our key initiative for long term growth is to become a leading provider of fiber optic test, measurement and control equipment, including products for physical sensing systems and standard test methods based upon the ODiSI and Hyperion product platforms and products for the characterization of high-speed fiber optic components and networks, including the growing silicon photonics market. Our primary product lines in our Products and Licensing segment are described in more detail below.
Test and Measurement, Sensing and Instrumentation Products

Test and Measurement Equipment for Fiber Optic Components and Sub-Assemblies
Our product lines in the optical test and measurement domain include our Optical Vector Analyzer, our Optical Backscatter Reflectometer, and our Phoenix family of tunable lasers.
Our optical test and measurement products primarily serve the telecommunications industry, as well as provide valuable applications in other fields. Our test and measurement products test and monitor the integrity of fiber optic network components and sub-assemblies. These products are designed for manufacturers and suppliers of optical components and sub-assemblies allowing them to reduce development, test and production costs and improve the quality of their products. Our products are particularly useful for characterizing and testing photonic integrated circuits, such as silicon photonics components, which are a critical technology enabling the growing worldwide demand for internet connectivity. Most manufacturers and suppliers of optical components and modules currently use a combination of different types of optical test equipment to measure performance and identify failures in optical networks, such as bad splices, bends, crimps and other reflective and non-reflective events that can cause defects and negatively impact product performance. Our optical test equipment products eliminate the need to employ multiple test products by addressing all stages of the end user’s product development lifecycle, including design verification, component qualification, assembly process verification and failure analysis.

ODiSI Sensing Solution
Our ODiSI products provide fully distributed strain and temperature measurements delivering an extraordinary amount of data by using an optical fiber as a continuous sensor for up to 50 meters in length. Compared to traditional sensing methods, such as electrical strain gages, this technology provides greater insight into the performance, tolerances and failure mechanisms of composite structures and vehicles and can be integrated into locations and environments not accessible with traditional sensors. We believe our ODiSI products provide exceptional value to the aerospace and automotive industries as they continue to adopt electrification and move to lighter weight systems made of composite structures.
We have significant expertise in distributed sensing systems, such as ODiSI, which are products that incorporate multiple channels of fiber optic sensors whose inputs are integrated through an advanced measurement system and software. These products use fiber optic sensing technology with our innovative monitoring system that allows several thousand sensors to be networked along a single optical fiber.
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
General Photonics
Our GP products include components, modules and instruments to measure, manage and control polarization and group delay in fiber optic networks. Our proprietary fiber optic squeezing technology ensures high performance polarization control. We also manufacture and sell fiber optic coils for use in gyroscopes.
Tunable Lasers
We manufacture a line of swept tunable lasers that are integrated into current and new products to help us provide our customers with faster, more flexible and cost-effective test and measurement products. Our laser has desirable properties in the quality of the laser light produced, the speed at which it can operate, the small size of the package, and the environmental conditions in which it can operate. We believe that these traits make it possible for us to move our fiber optic sensing capabilities out of the laboratory, and into more demanding environments such as aircraft structural health monitoring, automotive manufacturing, green energy and industrial applications.
TeraMetrix
Our TeraMetrix products are used to measure and verify physical properties on-line and in real-time to reduce raw materials and rework costs in manufacturing processes as well as conducting quality control monitoring utilizing terahertz ("THz") measurement technologies. THz is a region of the electromagnetic spectrum that lies between microwave and infrared waves and is in the early stages of adoption. While microwaves and infrared waves have been explored and commercialized for decades, THz waves are in the early stages of being explored and commercialized because they have historically been very difficult to generate and detect. Advances in femtosecond lasers and ultra-fast semiconductor and electro-optic devices combined with fiber-optic packaging technologies have enabled the development of practical THz instrumentation for the research market with increasing adoption in the industrial, military and aerospace markets. THz is used to "look" through and beneath materials with high two-dimensional and three-dimensional spatial resolution. It can also uniquely identify the chemical composition of many hidden or subsurface objects using non-ionizing radiation, which is not harmful to humans at the power levels commonly used today. We market our THz based products instruments and sensors primarily through value added resellers. Our TeraMetrix THz solutions are aimed at two primary market opportunities: Non-Destructive Test (NDE) and Industrial Process Control. For both of these markets, our TeraMetrix products are used to measure layer thicknesses with very high resolutions for otherwise opaque materials, allowing our customers to manage critical coating and manufacturing processes.
Sales and Marketing
We primarily market our fiber optic test, measurement and control products to telecommunications companies, defense agencies, government system integrators, researchers, original equipment manufacturers, distributors, testing labs and strategic partners worldwide. We have a regional sales force that markets and sells our products through manufacturer representative organizations to customers in North America and through partner and distribution channels for sales outside of North America. We have a dedicated sales force for direct marketing of our distributed sensing products, with an initial focus on customers in the automotive, aerospace, and energy industries.
We market our THz instruments primarily to original equipment manufacturers through a mix of technical sales engineers, value added resellers and independent sales representatives. We market these products and capabilities through industry specific channels, including the internet, industry trade shows and through trade journals.
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
We seek to maximize the benefits of our contract research business by generating revenue and identifying promising technologies to develop. We focus primarily on opportunities in which we develop intellectual property rights in areas that we believe we can commercialize. We take a disciplined approach to contract research to ensure the costs of contracts we undertake will be fully reimbursed. We believe this model is cost-efficient and significantly reduces our development risk by enabling us to defray the development costs of higher risk technology with third-party funding.
While we conduct our applied research on a fee-for-service basis for third parties, we seek to retain full or partial rights to the technologies and patents we develop under these contracts to continuously enlarge and strengthen our intellectual property portfolio. New technology that we develop may complement our existing technologies and enable us to develop applications and products that were previously not possible. In addition, the new technologies we develop may have commercial markets beyond the scope of the applications originally contemplated in the contract research stage, and we endeavor to capture the value of those opportunities. Funded research and development within this business segment was $26.0 million and $21.0 million for the years ended December 31, 2019 and 2018, respectively.
Each year, U.S. government federal agencies and departments are required to allocate a portion of their grant awards for SBIR-qualified organizations. SBIR contracts include Phase I feasibility contracts of up to $225,000 and Phase II proof-of-concept contracts, which can be as high as $1,500,000. We have won three National Tibbetts Awards from the SBA for outstanding SBIR performance. We have also won research contracts outside the SBIR program from corporations and government entities. These contracts typically have a longer duration and higher value than SBIR grants. In the future, we seek to derive a larger portion of our contract research revenues from contracts outside of the SBIR program.
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
Sensing
Our Technology Development segment also performs a significant amount of applied research towards developing new sensors. This includes sensors for the purpose of corrosion, temperature, strain, pressure, structural health and chemical detection. Much of the work is directed to harsh environments and uses optics. Examples include measuring temperature and neutron flux in nuclear reactors, pressure and temperature in gas turbines and temperatures of cryogenic lines. The effort utilizes both discrete and distributed sensors. Our technology development work in this area is closely aligned with our Products and Licensing segment and is directed at advancing the technology and the development of new applications.
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
Our success depends in part on our ability to develop patentable products and obtain, maintain and enforce patent and trade secret protection for our products, including successfully defending our patents against third-party challenges both in the United States and in other countries. We will only be able to protect our technologies from unauthorized use by third parties to the extent that we own or have licensed valid and enforceable patents or trade secrets that cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because we may not be able to obtain patent protection on some or all of our technology and because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.
Currently, we own or license approximately 400 U.S. and international patents and approximately 50 U.S. and international patent applications. Our issued patents generally have terms that are scheduled to expire between 2020 and 2037. The patents scheduled to expire in 2020 are not expected to have a significant impact on our revenues or results of operations. Patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. To the extent we elect to pursue, intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

A discussion of our material in-licensed patents is set forth below.

NASA Patents
We have licensed, on a non-exclusive basis, four U.S. patents and related patents in Japan, Canada, Germany, France, Great Britain and Belgium from the National Aeronautics and Space Administration, an agency of the U.S. government (“NASA”), which patents concern the measurement of strain in optical fiber using Bragg gratings and Rayleigh scatter and the measurement of the properties of fiber-optic communications devices. These patents expire between March 2020 and October 2020. Under the license agreements, we pay NASA certain royalties based on a percentage of net sales of products covered by the patents. We incur a royalty obligation to NASA based upon a specified percentage of the revenue earned on each product sold utilizing these patents subject to combined minimum royalties of $220,000 per year under the license agreements. The term of the license agreements continues until the expiration of the last licensed patent. These license agreements may be terminated by us on 90 days' notice. Either party may terminate the license agreements for cause upon certain conditions.

Shape Sensing Patents
As a part of our sale of assets associated with our fiber optic shape sensing technology in the medical field to Intuitive Surgical, Inc. ("Intuitive") in 2014, we transferred our related patents to Intuitive. Also, as a part of this transaction, we entered into a revocable license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. Two U.S. patents that we now license back from Intuitive cover the use of optical frequency domain reflectometry and multiple, closely spaced Bragg gratings for shape sensing, and the use of the inherent scatter as a strain sensor for shape sensing. These two patents expire in July 2025. We also license back from Intuitive patents and patent applications that cover certain refinements to the measurements covered in the foregoing two patents and related technologies, which are necessary in order to achieve the necessary accuracies for medical and other applications. These patent applications were filed in the United States, the European Patent Office, China, India, Russia, Brazil, Japan, Indonesia and elsewhere. These patents and patent applications can support other nonmedical applications of our fiber optic shape sensing technology.

Coherent
In December 2006, we entered into an asset transfer and license agreement with Coherent, Inc. Under the agreement, we acquired the rights to manufacture Coherent’s “Iolon” brand of swept tunable lasers as well as certain manufacturing equipment and inventory previously used by Coherent to manufacture the lasers. We continue to enhance, produce and market these lasers under our “Phoenix” brand. Under this agreement, Coherent granted non-exclusive licenses to us for certain U.S. patents and other intellectual property rights owned or controlled by Coherent for making, having made, using, importing, selling and offering for sale the lasers. This agreement expired in 2016. However, the patent licenses became fully paid and perpetual, as we fulfilled our royalty obligations during the 10-year period and the license to the other intellectual property rights is perpetual. These U.S. patents expire between 2020 and 2022. As consideration, we paid Coherent a total of $1.3 million in addition to paying royalties on net sales of products sold by us that incorporate the lasers or that are manufactured using the intellectual property covered by the licenses.
The Phoenix laser is a miniaturized, external-cavity laser offering high performance in a compact footprint and is applicable to a range of fiber optic test and measurement, instrumentation, and sensing applications. These products employ frequency-tuned lasers to measure various aspects of the transmission properties of telecommunications fiber optic components and systems. Lasers are also used in fiber optic sensing applications such as distributed strain and temperature mapping, and distributed measurement of shape. We currently use these lasers within our ODiSI platform of products, our fiber optic shape sensing products and certain of our backscatter reflectometer products, and we also sell variations of the Phoenix laser as standalone products. Under our agreements related to our sale of assets to Intuitive, we have certain obligations to supply Intuitive with these lasers.
Corporate History
We were incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We completed our initial public offering in June 2006. Our executive offices are located at 301 1st St SW, Suite 200, Roanoke, Virginia 24011 and our main telephone number is (540) 769-8400.
Material Agreements

Sale of High-Speed Optical Receiver ("HSOR") Business
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
Sale of Luna Optoelectronics
In July 2018 we sold substantially all of the assets associated with our custom optoelectronic components and sub-assemblies business for total cash consideration of $17.5 million, paid at closing, in addition to contingent consideration of up to $1.0 million. The contingent consideration is subject to the optoelectronic business achieving specified revenue targets for the 18-month period following the closing date. As of December 31, 2019, we are unsure if any of the contingent consideration will be received. The optoelectronic business was a component of the operations of Advanced Photonix, Inc.
Competition
We compete with a variety of companies in several different product markets. The products that we have developed or are currently developing will compete with other technologically innovative products, as well as products incorporating conventional materials and technologies. We expect that we will compete with companies in a wide range of industries, including semiconductors, electronics, biotechnology, textiles, alternative energy, military, defense, healthcare, telecommunications, industrial measurement, security applications and consumer electronics. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas because our products leverage advanced technologies to offer superior performance. If we are unable to effectively compete in these areas in the future, we could lose business to our competitors, which could harm our operating results.
We also compete, or will compete, for government, university and corporate research contracts relating to a broad range of technologies. Competition for contract research is intense and the industry has few barriers to entry. We compete against a number of in-house research and development departments of major corporations, as well as a number of small, limited-service contract research providers and companies backed by large venture capital firms. The contract research industry continues to experience consolidation, which has resulted in greater competition for clients. Increased competition might lead to price and other forms of competition that could harm our operating results. We compete for contract research on the basis of a number of factors, including reliability, past performance, expertise and experience in specific areas, scope of service offerings, technological capabilities and price.
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
In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2019, we, including all of our divisions, had 267 full- and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated” or have the power to control us. In determining whether firms are affiliated, the SBA evaluates factors such as stock ownership and common management, but it ultimately may make its determination based on the totality of the circumstances. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. If we grow larger, and if our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found below in “Risk Factors.”
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
Employees
As of December 31, 2019, we had approximately 267 total employees, including approximately 130 in research, development and engineering positions, approximately 72 in operations, approximately 25 in sales and marketing, and approximately 40 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
Backlog
Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue within our Products and Licensing segment was $16.1 million and $5.8 million at December 31, 2019 and 2018, respectively.
We have historically had a backlog of contracts, primarily within our Technology Development segment, for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our backlog was $31.3 million and $26.0 million at December 31, 2019 and 2018, respectively.
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Unfunded backlog was $2.2 million and $4.5 million as of December 31, 2019 and 2018, respectively. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the year ended December 31, 2019, 35% of our total revenues were generated under the SBIR program, compared to 44% in for the year ended December 31, 2018.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2019, we had approximately 267 full and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.

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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 37% and 49% of our total revenues for the years ended December 31, 2019 and 2018, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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

Our business is subject to the cyclical nature of the markets in which we compete, and any future downturn may reduce demand for our products and revenue.
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
Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. Our products are also subject to harsh environments as they are integrated into our customer products for use by the end customers. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management resources or damage to our reputation and brand equity, and in some cases consequential damages, any of which would harm our operating results. In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our customers. We cannot assure you that we will have sufficient resources, including any available insurance, to satisfy any asserted claims.
The markets for many of our products are characterized by changing technology which could cause obsolescence of our products, and we may incur substantial costs in delivering new products.
The markets for many of our products are characterized by changing technology, new product introductions and product enhancements, and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render existing products obsolete and result in a write down to the value of our inventory, or result in shortened product life cycles. Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products.
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
Our business is reliant on our ability to find new customers and retain existing customers. In particular, customers normally purchase certain of our products and incorporate them into products that they, in turn, sell in their own markets on an ongoing basis. As a result, the historical sales of these products have been dependent upon the success of our customers’ products and our future performance is dependent upon our success in finding new customers and receiving new orders from existing customers.
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
We have experienced net losses in the past, and because our strategy for expansion may be costly to implement, we may experience losses and may not maintain profitability or positive cash flow.

We have experienced net losses in the past. We expect to continue to incur significant expenses as we pursue our strategic initiatives, including increased expenses for research and development, sales and marketing and manufacturing. We may also grow our business in part through acquisitions of additional companies and complementary technologies which could cause us to incur greater than anticipated transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses. As a result, we may incur net losses in the future, and these losses could be substantial. At a certain level, continued net losses could impair our ability to comply with Nasdaq continued listing standards, as described further below.
Our ability to generate additional revenues and remain profitable will depend on our ability to execute our key growth initiative regarding the development, marketing and sale of sensing products, develop and commercialize innovative technologies, expand our contract research capabilities and sell the products that result from those development initiatives. We may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
In the past, we have acquired businesses to support our growth strategy, including the acquisition of General Photonics Corporation in March 2019 and Micron Optics, Inc. in October 2018. In the future, we may continue to seek acquisition targets supporting our growth strategy. The success of an acquisition will depend, in large part, on sales of the acquired company's products and the realization of operating synergies. To realize these anticipated benefits, we must successfully integrate the acquired company's business into our existing business. Such integrations may be complex and time-consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the acquisition. Potential difficulties that may be encountered in the integration process include the following:

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
We do not know the impact that these regulatory, geopolitical and other factors may have on our international business in the future. Further, the developing situation regarding the public health epidemic originating in China, has prompted precautionary government-imposed closures of certain travel and business. It is unknown whether and how global supply chains, may be affected if such an epidemic persists for an extended period of time.  We may incur expenses or delays relating to such events outside of our control, or experience potential disruption of our ability to travel to customer sites and industry conferences important to the marketing and support of our products, any of which could have an adverse impact on our business, operating results and financial condition.
Legal, political and economic uncertainty surrounding the exit of the U.K., from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition and results of operations.

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. will be subject to a transition period until December 31, 2020 (the "Transition Period"), during which the EU rules will continue to apply.

Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Transition Period.
The uncertainty concerning the U.K.'s legal, political and economic relationship with the EU after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, legal, regulatory or otherwise).
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
If the U.K. and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the U.K. and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets after the Transition Period.
Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.'s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment will impact our operations and customers. There may continue to be economic uncertainty surrounding the consequences of Brexit which could adversely impact customer confidence resulting in customers reducing their spending budgets, which could adversely affect our business, revenue, financial condition, and results of operations and could adversely affect the market price of our common stock.
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
We cannot guarantee that we have correctly forecasted, or that we will correctly forecast in the future, the right product lines and technology developments to dispose or discontinue or that our decision to dispose of or discontinue various investments, product lines and technology developments is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risk that we will not be able to find a purchaser for a product line or the purchase price obtained will not be equal to at least the book value of the net assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our historical customers who previously purchased products from a disposed or discontinued product line, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with disposal or discontinuance of product lines, including employee severance costs and excess facilities costs.
We could be negatively affected by a security breach or other compromise, either through cyber-attack, cyber-intrusion or other significant disruption of our IT networks and related systems.
We face the risk, as does any company, of a security breach or other compromise, whether through cyber-attack or cyber-intrusion over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruption of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may also experience security breaches or compromises from unintentional or accidental actions by our employees, contractors, consultants, business partners, and/or other third parties. To the extent that any security breach or disruption were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage.

As a technology company, and particularly as a government contractor, we may face a heightened risk of a security breach, compromise or disruption from attempts to gain unauthorized access to our proprietary, confidential or classified information on our IT networks and related systems via cyber-attacks or cyber-intrusions. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to our operations or those of our customers. Such critical information includes our proprietary software code, which we protect as a trade secret and is critical to the competitive advantage of many of our products, which could be adversely affected if this code were stolen in a cyber-intrusion or otherwise compromised. In addition, as certain of our technological capabilities become widely known, it is possible that we may be subjected to cyber-attack or cyber-intrusion as third parties seek to gain improper access to information regarding these capabilities and cyber-attacks or cyber-intrusion could compromise our confidential information or our IT networks and systems generally, as it is not practical as a business matter to isolate all of our confidential information and trade secrets from email and internet access. A security breach, compromise or other significant disruption involving these types of information and IT networks and related systems could disrupt the proper functioning of these networks and systems and therefore our operations, compromise our confidential information and trade secrets, or damage our reputation among our customers and the public generally. We have not identified any significant security breaches or experienced other significant disruptions of these types to date. To date, we have not experienced a significant cyber-intrusion, cyber-attack or other similar disruption. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any of these developments in the future could have a negative impact on our results of operations, financial condition and cash flows.
We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.
Our business could be adversely impacted by the effects of COVID-19 or other epidemics. Several of our customers and suppliers are located throughout Asia, and particularly in China and, consequently, we are susceptible to factors adversely affecting one or more of these locations. As a result, COVID-19, or any other epidemic, could impact our customers or suppliers in these regions, which could subject our business to disruptions, such as temporary closure of our offices or those of our customers or suppliers, or suspension of our services. Additionally, we are subject to risks that COVID-19 or other epidemic harms the Chinese economy in general. Any of such developments could materially and adversely affect our business, financial condition and results of operations.
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
Our facilities and current and proposed activities involve the use of a broad range of materials that are considered hazardous under applicable laws and regulations. Accordingly, we are subject to a number of foreign, federal, state and local laws and regulations relating to health and safety, protection of the environment and the storage, use, disposal of, and exposure to, hazardous materials and wastes. We could incur costs, fines and civil and criminal penalties, personal injury and third-party property damage claims or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental, health and safety laws. Moreover, a failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could prevent us from conducting our business. Liability under environmental laws can be joint and several and without regard to fault. There can be no assurance that violations of environmental and health and safety laws will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. Accordingly, violations of present and future environmental laws could restrict our ability to expand facilities, pursue certain technologies, and could require us to acquire costly equipment or incur potentially significant costs to comply with environmental regulations.
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
We are or may become subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain sensitive information, including confidential business and personal information in connection with our business customers and our employees, and may be subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information. Each of these constantly evolving laws can be subject to varying interpretations.

In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and can include any of our current or future employees who may be California residents) and provide such residents new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

A similar situation exists in the EU. In May 2018, a new privacy regime, the General Data Protection Regulation, the GDPR, took effect in the European Economic Area, the EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European data subjects. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, and expands the definition of personal data. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach could be costly.
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

The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $9.32 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

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
We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. While we have established certain procedures and controls over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future. Our independent registered public accounting firm is also required, pursuant to Section 404, to attest to, and report on, management's assessment of our internal control over financial reporting, which report is included elsewhere in this Annual Report on Form 10-K. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.
Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and income taxes. Moreover, the revenue recognition guidance, ASC Topic 606, Revenue from Contracts with Customers, requires more judgment than did the prior guidance.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
We lease approximately 4,400 square feet of office space in Roanoke, Virginia, which serves as our corporate headquarters and is used for general and administrative functions. This lease expires March 31, 2021.

We lease approximately 42,000 square feet of space in Blacksburg, Virginia, near Virginia Tech, which is used by both our Technology Development segment and our Products and Licensing segment. This lease expires December 31, 2024.
We lease approximately 11,000 square feet of space in Ann Arbor, Michigan, for research, development and manufacturing of our THz product platform. This lease expires November 30, 2021.
We lease approximately 19,600 square feet of space in Charlottesville, Virginia, near the University of Virginia, for use by certain groups in our Technology Development segment. This lease expires December 31, 2020.
We lease approximately 21,000 square feet of space in Atlanta, Georgia, for use by our Products and Licensing segment. This lease expires October 31, 2020.
We lease approximately 28,000 square feet of space in Chino, California, for use by our Products and Licensing segment. This lease expires October 31, 2020.
We own a 24,000 square foot facility in Danville, Virginia for use by certain groups in our Technology Development segment.

We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. The Claim received from Macom totaled $2.1 million under various indemnity provisions. We have disputed Macom's assertion of right to payment for the matters described in the Claim. It is uncertain what amount, if any, will be owed in settlement of the Claim. As of December 31, 2019, $1.5 million of the escrow balance had been received with the remaining $2.5 million in the escrow account pending resolution of the dispute.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDERS
Our common stock is listed on the Nasdaq Capital Market under the symbol "LUNA." As of March 11, 2020, we had 30,391,879 shares of common stock outstanding held by 100 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the Nasdaq Capital Market, as compared to the cumulative total return of the Nasdaq Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price on January 1, 2015, and an equivalent amount in the Nasdaq Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Parties-

Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA
The consolidated statement of operations data for each of the years ended December 31, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements that do not appear in this report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements, and the historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended December 31,
In thousands, except share and per share data	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Revenues:
Products and licensing	$44,491	$21,950	$14,505	$13,323	$12,975
Technology development	26,025	20,968	18,576	16,281	13,599
Total revenues (1)	70,516	42,917	33,082	29,604	26,574
Cost of revenues:
Products and licensing	16,684	8,079	5,724	5,417	5,651
Technology development	18,649	15,400	13,988	12,473	10,379
Total cost of revenues	35,333	23,479	19,713	17,890	16,030
Gross profit	35,182	19,438	13,369	11,714	10,544
Operating expense	31,867	18,560	15,577	15,840	17,359
Operating income/(loss)	3,315	878	(2,208)	(4,126)	(6,815)
Other (expense)/income, net	(5)	(17)	26	28	(53)
Interest income	394	550	—	—	—
Interest expense, net	(16)	(124)	(217)	(317)	(218)
Income/(loss) from continuing operations before income taxes	3,688	1,286	(2,399)	(4,415)	(7,086)
Income tax benefit/(expense)	1,654	(48)	1,149	136	602
Net income/(loss) from continuing operations	5,343	1,238	(1,251)	(4,279)	(6,484)
Income from discontinued operations, net of income taxes	—	9,766	15,866	1,909	8,801
Net income/(loss)	5,343	11,004	14,615	(2,370)	2,317
Less: Preferred stock dividend	285	257	147	105	85
Net income/(loss) attributable to common stockholders	$5,057	$10,747	$14,468	$(2,475)	$2,232
Net income/(loss) per share from continuing operations:
Basic	$0.19	$0.04	$(0.05)	$(0.16)	$(0.28)
Diluted	$0.17	$0.04	$(0.05)	$(0.16)	$(0.28)
Net income per share from discontinued operations:
Basic	$—	$0.35	$0.58	$0.07	$0.38
Diluted	$—	$0.30	$0.58	$0.07	$0.38
Net income/(loss) per share attributable to common stockholders:
Basic	$0.18	$0.39	$0.52	$(0.09)	$0.10
Diluted	$0.16	$0.33	$0.52	$(0.09)	$0.10
Weighted-average shares:
Basic	28,688,867	27,596,401	27,579,988	27,547,217	23,026,494
Diluted	31,840,584	32,452,228	27,579,988	27,547,217	23,026,494
(1) The consolidated statement of operations for years ended December 31, 2019 and 2018 were recognized in accordance with ASC 606.
Years ended December 31, 2017 and prior were recognized under ASC 605.

	As of December 31,
In thousands	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,006	$42,460	$36,982	$17,464	$14,117
Working capital (2)	41,072	56,089	43,975	23,417	15,413
Total assets (2)	86,524	75,599	66,223	58,132	27,584
Total current liabilities (2)	17,044	12,139	14,826	15,334	8,473
Total debt	—	619	2,436	6,125	625

(2)     ROU assets and corresponding lease liabilities were recognized in the year ended December 31, 2019, in accordance with ASC 842. Years ended December 31, 2018 and prior were recognized under ASC 840.

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
Business Overview

We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries and distributed fiber optic sensing products for industries utilizing composite and other advanced materials, such as the automotive, aerospace, energy and infrastructure industries. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by providing valuable information such as highly detailed stress, strain, and temperature measurements of a new design or manufacturing process. In addition, our distributed fiber optic sensing products are used to monitor the structural integrity or operational health of critical assets, including large civil structures such as bridges. Our communications test and control products accelerate the development of advanced fiber optic components and networks by providing fast and highly accurate characterization of components and networks. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of sensing and instrumentation, advanced materials, optical technologies and health sciences. Our business model is designed to accelerate the process of bringing new and innovative products to market. We use our in-house technical expertise across a range of technologies to perform applied research services for companies and for government funded projects. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth.
We are organized into two reporting segments, our Products and Licensing segment and our Technology Development segment. Our Products and Licensing segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. We continue to develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Products and Licensing segment revenues represented approximately 63% and 51% of our total revenues for the years ended December 31, 2019 and 2018, respectively.
Our Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Technology Development segment comprised approximately 37% and 49% of our total revenues for the years ended December 31, 2019 and 2018, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration. Our Technology Development segment revenues have historically accounted for a large portion of our total revenues, and we expect that they will continue to represent a significant portion of our total revenues for the foreseeable future. Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Products and Licensing segment backlog was $16.1 million and

$5.8 million at December 31, 2019 and 2018, respectively. The approximate value of our Technology Development segment backlog was $31.3 million and $26.0 million at December 31, 2019 and 2018, respectively.
Revenues from product sales are mostly derived from the sales of our sensing and test, measurement and control products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technologies in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time we intend to gradually increase such revenues. In the near term, we expect revenues from product sales to continue to be primarily in areas associated with our sensing and test, measurement and control fiber optic test platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues. As we develop and commercialize new products, our revenues will reflect a broader and more diversified mix of products.
We realized net income attributable to common stockholders of approximately $5.1 million for the year ended December 31, 2019 and net income attributable to common stockholders of approximately $10.7 million for the year ended December 31, 2018. We realized net income from continuing operations of $5.3 million for the year ended December 31, 2019 and a net income from continuing operations of $1.2 million for the year ended December 31, 2018.
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
Acquisition of General Photonics Corporation.
On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $19.0 million with an earn-out provision of up to $1.0 million.. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. As of December 31, 2019, we expect to pay, and have accrued, $1.0 million in additional cash consideration as a result of the successful completion of the earn-out provision.

Acquisition of Micron Optics, Inc.
On October 15, 2018, we acquired substantially all of the assets, other than cash, of the U. S. operations of Micron Optics, Inc. ("MOI"), a leading provider of innovative optical components and laser-based equipment that advance the quality of optical measurements, allowing the sensing, imaging and telecommunications industries to make critical measurements. We paid total cash consideration of $5.5 million for the acquisition of MOI. The acquisition of MOI expanded our technology and product portfolio to include optical sensors and sensing interrogators capable of a broader range of measurement capabilities, including higher speed measurements such as vibration, and the ability to instrument larger structures over longer distances. In addition, the MOI acquisition added a product suite of tunable optical filters, optical sensors and swept lasers.
Sale of Luna Optoelectronics Business
On July 31, 2018, we sold the assets associated with our optoelectonic components business to an unaffiliated third party. The asset purchase agreement provides for additional consideration of up to $1.0 million contingent upon the achievement of a specified revenue level by the sold business during the 18 months following the sale. There have been no amounts recorded for the contingent consideration in the financial statements as of December 31, 2019, and it is uncertain what amount, if any, will be received or paid.

Description of Our Revenues, Costs and Expenses
Revenues
We generate revenues from product sales, commercial product development and licensing and technology development activities. Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property.
We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts. In general, we complete contracted research over periods ranging from six months to three years and recognize these revenues over the life of the contract as costs are incurred.
Cost of Revenues
Cost of revenues associated with Products and Licensing segment revenues consists of license fees for use of certain technologies, product manufacturing costs including all direct material and direct labor costs, amounts paid to our contract manufacturers, manufacturing, shipping and handling, provisions for product warranties and inventory obsolescence, as well as overhead allocated to each of these activities.
Cost of revenues associated with Technology Development segment revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Technology Development segment activities.
Operating Expense
Operating expense consists of selling, general and administrative expense, as well as expenses related to research, development and engineering, depreciation of fixed assets and amortization of intangible assets. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from equity awards, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, marketing, and administrative activities; costs of marketing programs and promotional materials; salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Technology Development segment; product development activities not provided under contracts with third parties; and overhead costs related to these activities.
Investment Income
Investment income consists of amounts earned on our cash equivalents. We sweep on a daily basis a portion of our cash on hand into a fund invested in U.S. government obligations.
Interest Expense, Net
Interest expense is composed of interest paid under our term loans as well as interest accrued on our finance lease obligations.

Critical Accounting Policies and Estimates

Products and Licensing Revenues

To determine the proper revenue recognition method for Products and Licensing contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. We recognize revenue when the performance obligation has been satisfied by transferring the control of the product or service to the customer. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single performance obligation and recognize revenue accordingly. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on their relative stand-alone selling prices. In such circumstances, we use the observable price of goods or services which are sold separately in similar circumstances to similar customers. If these prices are not observable, then we will estimate the stand-alone selling price using information that is reasonably available. For the majority of our standard products and services, price list and discount structures related to customer type are available. For products and services that do not have price list and discount structures, we may use one or more of the following: (i) adjusted market assessment approach, (ii) expected cost plus a margin approach, and (iii) residual approach. The adjusted market approach requires us to evaluate the market in which we sell goods or services and estimate the price that a customer in that market would be willing to pay for those goods or services. The expected cost-plus margin approach requires us to forecast our expected costs of satisfying the performance obligation and then add a reasonable margin for that good or service. The residual approach decreases the total transaction price by the sum of the observable standalone selling prices if either the company sells the same good or services to different customers for a broad range of amounts or the company has not established a price for the good or service and that good or service has not been sold on a standalone basis. Shipping and handling activities primarily occur after a customer obtains control and are considered fulfillment cost rather than separate performance obligations. Similarly, sales and similar taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer are excluded from the measurement of the transaction price.

For standard products, we recognize revenue at a point in time when control passes to the customer. Absent substantial product acceptance clauses, this is based on the shipping terms. For custom products that require engineering and development based on customer requirements, we will recognize revenue over time using the output method for any items shipped and any finished goods or work in process that is produced for balances of open sales orders. For any finished goods or work in process that has been produced for the balance of open sales orders we recognize revenue by applying the average selling price for such open order to the lesser of the on-hand balance in finished goods or open sales order quantity which we present as a contract asset on the balance sheet. Cost of sales is recognized based on the standard cost of the finished goods and work in process associated with this revenue and inventory balances are reduced accordingly. For extended warranties and product rentals, revenue is recognized over time using the output method based on the time elapsed for the warranty or service period. In the case of warranties, we record a contract liability for amounts billed but that are not recognized until subsequent periods. A separate contract liability is recorded for the cost associated with warranty repairs based on our estimate of future expense. For testing services where we are performing testing on an asset the customer controls, revenue is recognized over time by the output method using the performance to date. For training, where the customer is receiving the benefit of training as it is occurring, and for repairs to a customer-controlled asset, revenue is recognized over time by the output method using the performance to date. For royalty revenue, we apply the practical expedient “royalty exception” recognizing revenue based on the royalty agreement which specifies an amount based on sales or minimum amount, whichever is greater.

In some product rental contracts, a customer may be offered a discount on the purchase of an item that would provide for a material right. When a material right has been provided to a customer, a separate performance obligation is established, and a portion of the rental revenue will be deferred until the future product is purchased or the option expires. This deferred revenue is recognized as a contract liability on the balance sheet.

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

Under the typical payment terms of our U.S. government contracts, the customer pays us either performance-based payments ("PBPs") or progress payments. PBPs, which are typically used in the firm fixed price contracts, are interim payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments, which are typically used in our cost type contracts, are interim payments based on costs incurred as the work progresses. For our U.S. government cost-type contracts, the customer generally pays us during the performance period for 80%-90% of our actual costs incurred. Because the customer retains a small portion of the contract price until completion of the contract and audit of allowable costs, cost type contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive advance payments. We recognize a liability for these advance payments and PBPs paid in advance which are in excess of the revenue recognized and present these amounts as contract liabilities on the balance sheet.

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

Because of control transfers over time, revenue is recognized over time based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. We generally use the input method, more specifically the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The underlying bases for estimating our contract research revenues are measurable expenses, such as labor, subcontractor costs and materials, and data that are updated on a regular basis for purposes of preparing our cost estimates. Our research contracts generally have a period of performance of six months to three years, and our estimates of contract costs have historically been consistent with actual results. Revisions in these estimates between accounting periods to reflect changing facts and circumstances have not had a material impact on our operating results, and we do not expect future changes in these estimates to be material. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

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
Due to differences between federal and state tax law, and accounting principles generally accepted in the United States of America ("GAAP") certain items are included in the tax return at different times than when those items are reflected in the consolidated financial statements. Therefore, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible in our tax return. Some differences, such as depreciation expense, reverse over time and create deferred tax assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realizing these benefits is considered more likely than not.
As of December 31, 2019, we were no longer in a three-year cumulative loss position, which required additional analysis to be performed in order to determine the likelihood of realizing the deferred tax assets in the foreseeable future. After further analysis, it was determined that a portion of the December 31, 2019 balance of deferred tax assets will be realized. Because the NOLs carried over from API are limited under Section 382, the deferred tax asset of $1.2 million is expected to be realized over an extended period of time (with continued earnings realized ratably through 2034). The deferred tax asset related to the NOL carryovers of API Canada, Luna Analytics, Luna Nanomaterials, and Luna Quest will likely not be realized in the foreseeable future as these entities no longer have any activity.
Stock-Based Compensation
We recognize stock-based compensation expense based upon the fair value of the underlying equity award on the date of the grant. The calculation of the fair value of our awards requires certain inputs that are subjective and changes to the estimates used will cause the fair values of our stock awards and related stock-based compensation expense to vary. We have elected to use the Black-Scholes-Merton ("Black-Scholes") option pricing model to determine the fair value of stock options. The fair value of a stock option award is affected by our stock price on the date of the grant as well as other assumptions used as inputs in the valuation model including the estimated volatility of our stock price over the term of the awards, the estimate period of time that we expect employees to hold their stock options and the risk-free interest rate assumption. In addition, we are required to reduce stock-based compensation expense for the effects of actual forfeitures of unvested awards in the period they occur.
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
Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard related to leases, Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and subsequent amendments, which replaced existing GAAP and requires lessees to recognize right-of-use ("ROU") assets and corresponding lease liabilities that depict the rights and obligations arising from a lease agreement. We implemented ASU 2016-02 on January 1, 2019 and elected certain practical expedients available under the ASU. As a result of the adoption, we recognized ROU assets totaling $3.5 million and lease liabilities totaling $4.7 million as of the adoption date. For additional information related to the adoption of Topic 842, see Note 1 to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.
Business Combinations
We account for business combinations under the acquisition method of accounting, in accordance with ASC 805 - Business Combinations. Under ASC 805, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of acquisition consideration over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill.

Results of Operations

The following table shows information derived from our consolidated statements of operations expressed as a percentage of total revenues for the periods presented.

	Years ended December 31,
	2019	2018
Revenues:
Products and licensing	63.1%	51.1%
Technology development	36.9	48.9
Total revenues	100.0	100.0
Cost of revenues:
Products and licensing	23.7	18.8
Technology development	26.4	35.9
Total cost of revenues	50.1	54.7
Gross profit	49.9	45.3
Operating expense	45.2	43.2
Operating income	4.7	2.1
Total other income	0.5	1.0
Income from continuing operations before income taxes	5.2	3.1
Income from continuing operations, net of income taxes	7.6	2.9
Income from discontinued operations, net of income taxes	—	22.8
Net income	7.6%	25.7%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues

	Years ended December 31,
	2019	2018	$ Difference	% Difference
Products and licensing revenues	$44,491,041	$21,949,689	$22,541,352	102.7%
Technology development revenues	26,024,674	20,967,556	5,057,118	24.1%
Total revenues	$70,515,715	$42,917,245	$27,598,470	64.3%
Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, and Optical Vector Analyzer platforms, optical components and sub-assemblies and sales of our Hyperion and Terahertz sensing platforms. Our Products and Licensing segment revenues increased $22.5 million to $44.5 million for the year ended December 31, 2019 compared to $21.9 million for the year ended December 31, 2018. The increase resulted primarily from $10.8 million of revenues realized from the legacy business of MOI and $10.5 million of revenues realized from the legacy business of GP during the year ended December 31, 2019. Continued growth in sales of our fiber-optic sensing products, including our ODiSI products directed toward the expanding use of composite materials and the need for improved means of testing their structural integrity, and our communications test instruments also contributed to this increase.
Our Technology Development segment revenues increased $5.1 million to $26.0 million for the year ended December 31, 2019 compared to $21.0 million for the year ended December 31, 2018. Revenues within this segment increased due to additional contract awards, including higher value Phase 2 SBIR contracts. The increase continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase was realized primarily in our intelligent systems, advanced materials, optical systems and terahertz research groups. As Phase 2 SBIR contracts generally have a performance period of a year or more, we currently expect Technology Development segment revenues to remain at a similar level for the near term.

Cost of Revenues

	Years ended December 31,
	2019	2018	$ Difference	% Difference
Products and licensing costs	$16,684,172	$8,078,870	$8,605,302	106.5%
Technology development costs	18,649,161	15,400,475	3,248,686	21.1%
Total costs of revenues	$35,333,333	$23,479,345	$11,853,988	50.5%
Our Products and Licensing segment costs increased $8.6 million to $16.7 million for the year ended December 31, 2019 compared to $8.1 million for the year ended December 31, 2018. This increase primarily resulted from $3.9 million of cost of revenues from the legacy business of MOI and $4.4 million of cost of revenues from the legacy business of GP during the year ended December 31, 2019, as well as an increase in sales volume.
Our Technology Development segment costs increased $3.2 million, to $18.6 million for the year ended December 31, 2019 compared to $15.4 million for the year ended December 31, 2018. The overall increase in Technology Development segment costs was driven by increases in direct labor and subcontractor costs consistent with the rate of growth in Technology Development segment revenues.
Operating Expense

	Years ended December 31,
	2019	2018	$ Difference	% Difference
Selling, general and administrative expense	$24,371,349	$14,794,205	$9,577,144	64.7%
Research, development and engineering expense	7,496,012	3,766,160	3,729,852	99.0%
Total operating expense	$31,867,361	$18,560,365	$13,306,996	71.7%
Selling, general and administrative expense increased $9.6 million to $24.4 million for the year ended December 31, 2019 compared to $14.8 million for the year ended December 31, 2018. Selling, general and administrative expense increased primarily due to $4.4 million of expenses associated with the legacy business of MOI and $2.0 million of expenses associated with the legacy business of GP , in addition to $1.0 million in transaction costs associated with the acquisition of GP, a $0.9 million increase in share-based compensation as a result of new awards, and a $1.1 million increase in expenses related to sales and marketing as a result of increased revenue.
Research, development and engineering expenses increased $3.7 million to $7.5 million for the year ended December 31, 2019 compared to $3.8 million for the year ended December 31, 2018 primarily due to $1.1 million of research, development and engineering expense associated with the legacy business of MOI and $2.7 million of research, development and engineering expense associated with the legacy business of GP during the year ended December 31, 2019.

Interest Expense, Net

Our net interest expense was $15,878 for the year ended December 31, 2019 compared to $0.1 million for the year ended December 31, 2018, as a result of a decrease in debt partially offset by the increase in finance lease obligations.

Investment Income
Investment income was $0.4 million for the year ended December 31, 2019, compared to $0.5 million for the year ended December 31, 2018. During the years ended December 31, 2019 and 2018, we invested a portion of our cash in funds holding U.S. treasury securities.
Income Tax (Benefit)/Expense from Continuing Operations

For the year ended December 31, 2019, we recorded income tax benefit of $1.7 million, or (44.9)% of our income from continuing operations, compared to an income tax expense of $47,818, or 3.8% of our income from continuing operations for the year ended December 31, 2018. The income tax benefit recognized for the year ended December 31, 2019 was driven mostly by a partial release of our valuation allowances.

Net Income From Continuing Operations

For the year ended December 31, 2019, we recognized income from continuing operations before income taxes of $3.7 million, compared to $1.3 million for the year ended December 31, 2018. After tax, our net income from continuing operations was $5.3 million for the year ended December 31, 2019, compared to $1.2 million for the year ended December 31, 2018.
Income from Discontinued Operations, Net of Income Taxes
For the year ended December 31, 2018, we recognized income from discontinued operations, net of income taxes, of $9.8 million. Net income from discontinued operations for the year ended December 31, 2018, included an after tax gain recognized on the sale of our optoelectronics business during 2018 of $8.6 million in addition to $1.2 million of after-tax income associated with the operations of the optoelectronics business prior to its sale. There were no results from discontinued operations for the year ended December 31, 2019.
Preferred Stock Dividend
In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carried an annual cumulative dividend of 6%, or approximately 79,292 shares of common stock per year. During each of 2019 and 2018, we accrued $0.3 million and $0.3 million, respectively, for the dividends payable to Carilion. During 2019, the total accrued dividend of 770,454 shares of common stock were issued to Carilion as shown on our consolidated statements of changes in stockholders' equity.
Liquidity and Capital Resources
At December 31, 2019, our total cash and cash equivalents were $25.0 million.

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
We believe that our cash and cash equivalents as of December 31, 2019 in addition to amounts available to us under our Revolving Line will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash and cash equivalents.

Discussion of Cash Flows

	Years ended December 31,
	2019	2018
Net cash provided by/(used in) operating activities	$4,798,201	$(3,308,826)
Net cash (used in)/provided by investing activities	(19,814,991)	10,037,123
Net cash used in financing activities	(2,437,560)	(1,249,564)
Net (decrease)/increase in cash and cash equivalents	$(17,454,350)	$5,478,733
During 2019, the $4.8 million of net cash provided by operating activities consisted of our net income of $5.3 million, and included non-cash charges for depreciation and amortization of $2.5 million, and stock-based compensation of $1.5 million, offset by a tax benefit from a partial release of the valuation allowances of $3.3 million and a net cash outflow of $1.8 million from changes in working capital. The changes in working capital were principally driven by an increase in accounts receivable of $2.2 million, an increase in inventory of $0.7 million, an increase in contract assets of $0.4 million, and an increase in other assets of $0.2 million, all partially offset by decreases in accounts payable and accrued expenses of $0.6 million and contract liabilities of $1.2 million,
In 2018, the $3.3 million of net cash used in operating activities consisted of our net income of $11.0 million and included a gain recognized on the sale of our optoelectronic segment that was sold in July 2018 of $8.6 million in addition to non-cash charges for depreciation and amortization of $1.2 million and stock-based compensation of $0.6 million, offset by a net cash outflow of $7.6 million from changes in working capital. The changes in working capital were principally driven by an increase in inventory of $1.0 million, and increase in accounts receivable of $6.2 million, and increase in contract assets of $0.8 million, and an increase in accounts payable and accrued liabilities of $0.5 million, all partially offset by a $1.8 million decrease in other assets.
Cash used in investing activities in 2019 consisted primarily of the $19.0 million payment for our acquisition of GP, $0.5 million of fixed asset additions and $0.3 million of capitalized intellectual property costs.
Cash provided by investing activities in 2018 consisted primarily of the proceeds from the sale of our optoelectronic segment of $15.8 million, partially offset by the $5.0 million payment for our acquisition of MOI, $0.4 million of fixed asset additions and $0.4 million of capitalized intellectual property rights.

Cash used in financing activities for the year ended December 31, 2019 was $2.4 million, compared to $1.2 million in 2018. During 2019, we repaid $0.6 million on our term loans with SVB and used $2.2 million to repurchase our common stock under our stock repurchase program. These payments were partially offset by $0.4 million received from exercises of stock options and warrants. During 2018, we repaid $1.8 million on our outstanding term loan with SVB and used $0.5 million to repurchase our common stock under our stock repurchase program. These payments were partially offset by $1.1 million received from exercises of stock options and warrants.

Summary of Contractual Obligations
The following table sets forth information concerning our known contractual obligations as of December 31, 2019 that are fixed and determinable.

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating facility leases (1)	$3,742,613	$1,467,701	$1,185,504	$1,089,408	$—
Finance leases (2)	81,855	56,019	20,794	5,042	—
Purchase order obligation (3)	1,271,440	1,271,440	—	—	—
Other liabilities (4)	220,000	220,000	—	—	—
Total	$5,315,908	$3,015,160	$1,206,298	$1,094,450	$—
_________________________

(1)
We lease our facilities in Blacksburg, Charlottesville and Roanoke, Virginia, Ann Arbor, Michigan, Chino, California and Atlanta, Georgia under operating leases that as of December 31, 2019, are scheduled to expire between October

2020 and December 2024. Upon expiration of our office leases, we may exercise certain renewal options as specified in the leases. Rental payments associated with these option periods are not included in the table above.

(2)
In January 2016, February 2018, and June 2018 we executed leases in the amounts of $207,000, $15,000, and $75,000, respectively, for office equipment. These equipment leases expire in 2021, 2021 and 2023, respectively.

(3)
Purchase order obligations included outstanding orders for inventory purchases. In 2019, our Luna Technologies subsidiary executed non-cancelable purchase orders for a total amount of $1.9 million for multiple shipments of tunable lasers to be delivered over an 18-month period beginning in July 2019.

(4)	Other liabilities include remaining amounts payable for minimum royalty payments for certain licensed technologies payable over the remaining patent terms of the underlying technology.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2019.

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

Foreign Currency Exchange Rate Risk
As of December 31, 2019, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Luna Innovations Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Luna Innovations Incorporated

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, in accordance with the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Luna Innovations Incorporated

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019 and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of General Photonics Corporation, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 28 and 7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. As indicated in Management’s Report, General Photonics Corporation was acquired during 2019. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of General Photonics Corporation.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Arlington, Virginia
March 13, 2020

Luna Innovations Incorporated
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$25,005,917	$42,460,267
Accounts receivable, net	16,268,645	13,037,068
Receivable from sale of HSOR business	2,501,386	2,500,000
Contract assets	2,758,946	2,422,495
Inventory, net	10,294,431	6,873,742
Prepaid expenses and other current assets	1,286,968	935,185
Total current assets	58,116,293	68,228,757
Property and equipment, net	3,465,612	3,627,886
Intangible assets, net	10,194,477	3,302,270
Goodwill	10,541,676	101,008
Long term contract assets	449,260	336,820
Other assets	2,341,179	1,995
Deferred tax asset	1,415,563	—
Total assets	$86,524,060	$75,598,736
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt obligations	$—	$619,315
Current portion of capital lease obligations	—	40,586
Accounts payable	2,786,825	2,395,984
Accrued liabilities	10,369,545	6,597,458
Contract liabilities	3,887,685	2,486,111
Total current liabilities	17,044,055	12,139,454
Long-term portion of deferred rent	—	1,035,974
Other long-term liabilities	2,011,487	—
Long-term capital lease obligations	—	68,978
Total liabilities	19,055,542	13,244,406
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001, 1,321,514 shares authorized, 0 and 1,321,514 shares issued and outstanding at December 31, 2019 and 2018, respectively	—	1,322
Common stock, par value $0.001, 100,000,000 shares authorized, 31,788,896 and 29,209,506 shares issued, 30,149,105 and 27,956,401 shares outstanding at December 31, 2019 and 2018, respectively	31,849	30,120
Treasury stock at cost, 1,639,791 and 1,253,105 shares at December 31, 2019 and 2018, respectively	(4,337,107)	(2,116,640)
Additional paid-in capital	88,021,903	85,744,750
Accumulated deficit	(16,248,127)	(21,305,222)
Total stockholders’ equity	67,468,518	62,354,330
Total liabilities and stockholders’ equity	$86,524,060	$75,598,736

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations

	Years ended December 31,
	2019	2018
Revenues:
Products and licensing	$44,491,041	$21,949,689
Technology development	26,024,674	20,967,556
Total revenues	70,515,715	42,917,245
Cost of revenues:
Products and licensing	16,684,172	8,078,870
Technology development	18,649,161	15,400,475
Total cost of revenues	35,333,333	23,479,345
Gross profit	35,182,382	19,437,900
Operating expense:
Selling, general and administrative	24,371,349	14,794,205
Research, development and engineering	7,496,012	3,766,160
Total operating expense	31,867,361	18,560,365
Operating income	3,315,021	877,535
Other income/(expense):
Other expense, net	(4,504)	(17,143)
Investment income	393,556	549,580
Interest expense, net	(15,878)	(124,344)
Total other income	373,174	408,093
Income from continuing operations before income taxes	3,688,195	1,285,628
Income tax benefit/(expense)	1,654,350	(47,818)
Net income from continuing operations	5,342,545	1,237,810
Operating income from discontinued operations, net of income tax expenses ($183,921)	—	1,170,634
Gain on sale, net of income tax expenses ($1,572,244)	—	8,595,797
Income from discontinued operations, net of income taxes	—	9,766,431
Net income	5,342,545	11,004,241
Less: Preferred stock dividend	285,450	257,302
Net income attributable to common stockholders	$5,057,095	$10,746,939

Net income per share from continuing operations:
Basic	$0.19	$0.04
Diluted	$0.17	$0.04
Net income per share from discontinued operations:
Basic	$—	$0.35
Diluted	$—	$0.30
Net income per share attributable to common stockholders:
Basic	$0.18	$0.39
Diluted	$0.16	$0.33
Weighted average shares:
Basic	28,688,867	27,596,401
Diluted	31,840,584	32,452,228

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Adjusted balance as of January 1, 2018	1,321,514	$1,322	27,283,918	$29,186	1,070,904	$(1,649,746)	$83,563,208	$(32,052,161)	$49,891,809
Exercise of stock options and warrants	—	—	442,425	441	—	—	1,096,592	—	1,097,033
Stock-based compensation	—	—	282,394	282	—	—	627,857	—	628,139
Non-cash compensation	—	—	129,865	131	—	—	199,871	—	200,002
Stock dividends (1)	—	—	—	80	—	—	257,222	(257,302)	—
Purchase of treasury stock	—	—	(182,201)	—	182,201	(466,894)	—	—	(466,894)
Net income	—	—	—	—	—	—	—	11,004,241	11,004,241
Balance—December 31, 2018	1,321,514	$1,322	27,956,401	$30,120	1,253,105	$(2,116,640)	$85,744,750	$(21,305,222)	$62,354,330
Exercise of stock options and warrants	—	—	487,802	488	—	—	447,466	—	447,954
Stock-based compensation	—	—	16,286	16	—	—	1,544,140	—	1,544,156
Stock dividends (1)	—	—	770,454	60	—	—	285,390	(285,450)	—
Preferred stock to common stock conversion	(1,321,514)	(1,322)	1,321,514	1,322	—	—	—	—	—
Forfeitures of restricted stock grants	—	—	(16,666)	(157)	—	—	157	—	—
Purchase of treasury stock	—	—	(386,686)	—	386,686	(2,220,467)	—	—	(2,220,467)
Net income	—	—	—	—	—	—	—	5,342,545	5,342,545
Balance—December 31, 2019	—	$—	30,149,105	$31,849	1,639,791	$(4,337,107)	$88,021,903	$(16,248,127)	$67,468,518

(1)	The stock dividends payable in connection with the Series A Convertible Preferred Stock were issued at the request of Carilion. See Note 11 - Stockholders' Equity for more information.

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018
Cash flows provided by/(used in) operating activities:
Net income	$5,342,545	$11,004,241
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,503,291	1,218,559
Stock-based compensation	1,544,156	627,856
Loss on disposal of fixed assets	—	(1,000)
Gain on sale of discontinued operations, net of income taxes	—	(8,595,798)
Tax benefit from release of valuation allowance	(3,349,032)	—
Bad debt	538,298	6,000
Changes in operating assets and liabilities:
Accounts receivable	(2,248,925)	(6,240,377)
Contract assets	(448,891)	(761,714)
Inventory	(722,690)	(967,797)
Other assets	(242,112)	1,849,629
Other long-term assets	44,976	—
Accounts payable and accrued expenses	591,585	(461,927)
Contract liabilities	1,245,000	(986,498)
Net cash provided by/(used in) operating activities	4,798,201	(3,308,826)
Cash flows (used in)/provided by investing activities:
Acquisition of property and equipment	(540,635)	(386,890)
Proceeds from sale of property and equipment	—	1,000
Intangible property costs	(270,106)	(374,766)
Acquisition of Micron Optics, net	—	(5,001,750)
Acquisition of General Photonics Corporation, net	(19,004,250)	—
Proceeds from sale of discontinued operations, net	—	15,799,529
Net cash (used in)/provided by investing activities	(19,814,991)	10,037,123
Cash flows used in financing activities:
Payments on debt obligations	(625,000)	(1,833,333)
Payments on finance lease obligations	(40,047)	(46,653)
Purchase of treasury stock	(2,220,467)	(466,894)
Proceeds from the exercise of options and warrants	447,954	1,097,316
Net cash used in financing activities	(2,437,560)	(1,249,564)
Net change in cash and cash equivalents	(17,454,350)	5,478,733
Cash and cash equivalents—beginning of period	42,460,267	36,981,534
Cash and cash equivalents—end of period	$25,005,917	$42,460,267
Supplemental disclosure of cash flow information
Cash paid for interest	$18,359	$117,616
Cash paid for income taxes	$1,160,276	$1,828,203
Non-cash investing and financing activity:
Contingent liability for business combination	$900,000	$—
Common stock issued pursuant to restricted stock vesting	$—	$200,202
Dividend on preferred stock	$285,450	$257,302

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
We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries and distributed fiber optic sensing products for industries utilizing composite and other advanced materials, such as the automotive, aerospace, energy and infrastructure industries.
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
Revenue Recognition
Products and Licensing Revenues
Revenues from product sales are generated by the sale of commercial products and services under various sales programs to the end user and through distribution channels. We sell fiber optic test and sensing systems to end users for use in numerous fiber optic-based measurement applications. Revenues are recorded net of applicable sales taxes collected from customers and payable to state or local governmental entities.

For Products and Licensing contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. We recognize revenue when the performance obligation has been satisfied by transferring the control of the product or service to the customer. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on their relative stand-alone selling prices. In such circumstances, we use the observable price of goods or services which are sold separately in similar circumstances to similar customers. If these prices are not observable, then we will estimate the stand-alone selling price using information that is reasonably available. For the majority of our standard products and services, price list and discount structures related to customer type are available. For products and services that do not have price list and discount structures, we may use one or more of the following: (i) adjusted market assessment approach, (ii) expected cost-plus a margin approach, and (iii) residual approach. The adjusted market approach requires us to evaluate the market in which we sell goods or services and estimate the price that a customer in that market would be willing to pay for those goods or services. The expected cost plus margin approach requires us to forecast our expected costs of satisfying the performance obligation and then add a reasonable margin for that good or service. The residual approach decreases the total transaction price by the sum of the observable standalone selling prices if either the company sells the same good or services to different customers for a broad range of amounts or the company has not established a price for the good or service and that good or service has not been sold on a standalone basis. Shipping and handling activities primarily occur after a customer obtains control and are considered fulfillment cost rather than separate performance obligations. Similarly, sales and similar taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer are excluded from the measurement of the transaction price.

For standard products, we recognize revenue at a point in time when control passes to the customer. Absent substantial product acceptance clauses, this is based on the shipping terms. For custom products that require engineering and development based on customer requirements, we will recognize revenue over time using the output method for any items shipped and any finished goods or work in process that is produced for balances of open sales orders. For any finished goods or work in process that has been produced for the balance of open sales orders we recognize revenue by applying the average selling price for such open order to the lesser of the on-hand balance in finished goods or open sales order quantity which we present as a contract asset on the balance sheet. Cost of sales is recognized based on the standard cost of the finished goods and work in process associated with this revenue and inventory balances are reduced accordingly. For extended warranties and product rentals, revenue is recognized over time using the output method based on the time elapsed for the warranty or service period. In the case of warranties, we record a contract liability for amounts billed but that are not recognized until subsequent periods. A separate contract liability is recorded for the cost associated with warranty repairs based on our estimate of future expense. For testing services where we are performing testing on an asset the customer controls, revenue is recognized over time by the output method using the performance to date. For training where the customer is receiving the benefit of training as it is occurring and for repairs to a customer-controlled asset, revenue is recognized over time by the output method using the performance to date. For royalty revenue, we apply the practical expedient “royalty exception” recognizing revenue based on the royalty agreement which specifies an amount based on sales or minimum amount, whichever is greater.
In some product rental contracts, a customer may be offered a discount on the purchase of an item that would provide for a material right. When a material right has been provided to a customer, a separate performance obligation is established, and a portion of the rental revenue will be deferred until the future product is purchased or the option expires. This deferred revenue is recognized as a contract liability on the balance sheet.
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

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. We generally use the input method, more specifically the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer, which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The underlying bases for estimating our contract research revenues are measurable expenses, such as labor, subcontractor costs and materials, and data that are updated on a regular basis for purposes of preparing our cost estimates. Our research contracts generally have a period of performance of six months to three years, and our estimates of contract costs have historically been consistent with actual results. Revisions in these estimates between accounting periods to reflect changing facts and circumstances have not had a material impact on our operating results, and we do not expect future changes in these estimates to be material. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

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
Allowance for Uncollectible Receivables
Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bare on the ultimate collection of such amounts. The allowance was $0.9 million and $0.3 million at each of December 31, 2019 and 2018, respectively.
Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. To date, we have not incurred losses related to cash and cash equivalents. Cash equivalents at December 31, 2019 and 2018 included $19.8 million and $38.3 million, respectively, invested in U.S. Treasury obligations through a sweep account with our bank. The full value of amounts invested through the sweep account are convertible to cash on a daily basis. Our cash transactions are processed through reputable commercial banks. We regularly maintain cash balances with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2019 and 2018, we had approximately $5.0 million and $4.0 million, respectively, in excess of FDIC insured limits.
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
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying amount of lease liabilities approximate fair value because these financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit. We consider the terms of the Silicon Valley Bank ("SVB") debt facility including its interest rate of prime plus 1%, to be at market based upon similar instruments that would be available to us.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 7 years
Furniture and fixtures	7 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements
Intangible Assets
Intangible assets consist of patents related to certain intellectual property that we have developed or acquired, and identifiable intangible assets recognized in connection with our merger with Advanced Photonix, Inc. ("API"), Micron Optics, Inc. ("MOI"), and General Photonics, Inc. ("GP"). We amortize our identified intangible assets over their estimated useful lives ranging between one and fifteen years and analyze the reasonableness of the remaining useful life whenever events or circumstances indicate that the carrying amount may not be recoverable to determine whether their carrying value has been impaired.
Goodwill
Goodwill is tested annually for impairment in the fourth quarter (October 1st) and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, we compare the fair value of each reporting unit to its carrying value using a quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.
For the quantitative assessment, we estimate the fair value of each reporting unit using a combination of an income approach using a discounted cash flow ("DCF") analysis and a market-based valuation approach based on comparable public company trading values. Determining the fair value of a reporting unit requires the exercise of significant management judgments, including the amount and timing of projected future revenues, earnings and cash flows after considering factors such as recent operating performance, general market and industry conditions, existing and expected future contracts, changes in working capital and long-term business plans and growth initiatives. The carrying value of each reporting unit includes the assets and liabilities employed in its operations and goodwill. There are no significant allocations of amounts held at the corporate level to the reporting units.
Based on our annual goodwill impairment analysis we performed in the fourth quarter of 2019, the fair value of our reporting units more likely than not exceed the carrying values.
Research, Development and Engineering

Research, development and engineering expense not related to contract performance are expensed as incurred. We expensed $7.5 million and $3.8 million of non-contract related research, development and engineering expense for the year ended December 31, 2019 and 2018, respectively.
Impairment of Long-Lived Assets
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
The effect of 3.2 million and 4.9 million common stock equivalents are included for the diluted per share data for the year ended December 31, 2019 and 2018, respectively. Accrued stock dividends and stock options are included in our common stock equivalents for the year ended December 31, 2019, while preferred stock is also included for the year ended December 31, 2018.
Stock-Based Compensation
We have two stock-based compensation plans, which are described further in Note 11. We recognize compensation expense based upon the fair value of the underlying equity award as of the date of grant. We have elected to use the Black-Scholes option pricing model to value any stock options granted. Restricted stock and restricted stock units awarded are valued at the closing price of our common stock on the date of the award. We recognize stock-based compensation for such awards on a straight-line method over the requisite service period of the awards taking into account the effects of the expected exercise. We reduce stock-based compensation expense for the value of any forfeitures of unvested awards as such forfeitures occur.
Advertising
We expense the cost of advertising as incurred. Advertising expenses were $0.1 million for each of the years ended December 31, 2019 and 2018.
Income Taxes
We account for income taxes using the liability method. Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when the differences reverse. A valuation allowance against net deferred tax assets is provided unless we conclude it is more likely than not that the deferred tax assets will be realized.
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

Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard related to Leases, Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and subsequent amendments, based on previously defined GAAP, and requires lessees to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet for those leases classified as operating leases for greater transparency. We, using a modified retrospective adoption approach, are required to recognize and measure leases existing at the beginning of the adoption period, with certain practical expedients available.
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
The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on our consolidated balance sheet but it did not have an impact on our consolidated statements of operations or consolidated statements of cash flows. Upon the adoption of the new lease standard on January 1, 2019, we recorded the following adjustments:

	Balance at	Adjustment for	Adjusted balance at
	December 31, 2018	ASC 842	January 1, 2019
Assets:
Property and equipment, net	$3,627,886	$(90,494)	$3,537,392
Other assets, net	1,995	3,536,133	3,538,128

Liabilities:
Accrued liabilities	6,597,458	1,242,669	7,840,127
Current portion of capital lease obligations	40,586	(40,586)	—
Long-term deferred rent	1,035,974	(1,035,974)	—
Long-term operating lease liability	—	3,271,705	3,271,705
Long-term capital lease obligations	68,978	(68,978)	—
Long-term finance lease liability	—	76,803	76,803

Recently Issued Pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The ASU requires companies to measure credit losses by using a methodology that reflects the expected credit losses based on historical information current economic conditions, and reasonable and supportable information. This standard was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2022. We do not expect the adoption of ASU 2016-13 to have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04: Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. We have assessed the impact of adopting ASU 2017-04 and the adoption on January 1, 2020 should not have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. The ASU applies to all entities that are required under this guidance to provide disclosures about recurring or nonrecurring fair value measurements. These amendments are effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We have assessed the impact of adopting ASU 2018-13 and the adoption on January 1, 2020 should not have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We have assessed the impact of adopting ASU 2018-15 and the adoption on January 1, 2020 should not have a significant impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted. We do not expect the adoption of ASU 2019-12 will have a significant impact on our consolidated financial statements.

2. Business Acquisitions

Micron Optics, Inc.

On October 15, 2018, we acquired substantially all of the assets, other than cash, of the United States operations of Micron Optics, Inc. ("MOI") for cash consideration of $5.5 million. For the year ended December 31, 2019, we recognized revenue of $10.8 million and operating income of $1.8 million associated with the acquired operations of MOI. For the period from the closing of the MOI acquisition through December 31, 2018, we recognized revenue of $2.6 million and operating income of $1.1 million.

General Photonics Corporation

On March 1, 2019, we acquired the outstanding stock of General Photonics Corporation ("GP") for cash consideration of $19.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. Additionally, we may become obligated to pay additional cash consideration of up to $1.0 million if certain revenue targets for the GP historical business are met for the twelve-month period following the closing. We currently estimate the fair value of the contingent obligation to be $1.0 million, which is shown in accrued liabilities on the consolidated balance sheet. The fair value of the contingent obligation was determined using the present value of estimated likely future payments.

For the period from the closing of the GP acquisition through December 31, 2019, we recognized revenue of $10.5 million and operating income of $1.4 million. Operating income for the period from the closing of the acquisition through December 31, 2019 included $1.6 million in amortization expense for the acquired intangibles and step-up in value of acquired inventory associated with the acquisition of GP. Operating income for the year ended December 31, 2019 also included $0.9 million of costs associated with the acquisition of GP. The amortization expense for the acquired intangibles as well as the costs associated with the acquisition of GP are included in the cost of goods sold and selling, general and administrative expense in our consolidated statements of operations.

These acquisitions have been accounted for under the acquisition method of accounting in accordance with ASC 805 - Business Combinations. Under ASC 805, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of the acquisition consideration over the identifiable assets acquired and liabilities assumed is recognized as goodwill. We have completed our allocation of the purchase consideration for the MOI and GP acquisitions.

The following table summarizes the allocation of the purchase consideration of each acquisition:

	MOI	GP
Accounts receivable	$1,742,693	$1,520,950
Inventory	1,435,606	2,698,000
Other current assets	69,951	763,873
Property and equipment	996,460	286,000
Identifiable intangible assets	1,650,000	8,200,000
Goodwill	29,760	10,511,916
Accounts payable and accrued expenses	(379,737)	(4,076,489)
Total purchase consideration	$5,544,733	$19,904,250

The identifiable intangible assets and their estimated useful lives were as follows:

	Estimated	Estimated Fair Value
	Useful Life	MOI	GP
Developed technology	5 - 8 years	$1,200,000	$7,200,000
In-process research and development	7 years	200,000	—
Trade names and trademarks	3 years	150,000	400,000
Customer base	7 - 15 years	100,000	600,000
		$1,650,000	$8,200,000

Developed technologies acquired primarily consist of MOI's technologies related to fiber optic sensing instruments, modules, and components and GP's technologies relating to the measurement and control of the polarization of light. The developed technologies were valued using the "multi-period excess earnings" method, under the income approach. The multi-period excess earnings method reflects the present value of the projected cash flows that are expected by the developed technologies less charges representing the contribution of other assets to those cash flows. Discount rates of 24.5% and 17% were used to discount these cash flows of MOI and GP, respectively, to present value.

In-process research and development represents the fair value of an incomplete MOI research and development project that had not reached technological feasibility as of the closing date of the acquisition. In the fourth quarter of 2019, the fair value of this project at the closing date of the acquisition will begin being amortized following the project's completion. The fair value of in process research and development was determined using the multi-period excess earnings method. A discount rate of 29.5% was used to discount these cash flows to the present value.

Customer base represents the fair value of projected cash flows that will be derived from the sale of products to existing customers of MOI and GP as of the respective closing dates of their acquisitions. Customer relationships were valued using the "distributor" method, under the income approach. Under this premise, the margin of a distributor within the industry is deemed to be the margin attributable to customer relationships. This isolates the cash flows attributable to the customer relationships for which a market participant would be willing to pay. Discount rates of 24.5% and 16% were used to discount these cash flows of MOI and GP, respectively, to present value.

Trade names and trademarks are considered a type of guarantee of a certain level of quality or performance represented by the MOI and GP brands. Trade names and trademarks were valued using the "relief from royalty" method of the income approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of this asset. Discount rates of 17% and 16% were used to discount these cash flows of MOI and GP, respectively, to the present value.

Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition. Goodwill generated from our business acquisitions was primarily attributable to expected synergies from future growth.

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the acquisitions of MOI and GP had been completed on January 1, 2018. The pro forma information includes adjustments to depreciation expense for property and equipment acquired and amortization expense for the intangible assets acquired and the elimination of transaction expenses recognized in each period. Transaction-related expenses associated with the acquisition and excluded from pro forma income from continuing operations were $1.0 million for the year ended December 31, 2019. There were no transaction-related expenses associated with the acquisition for the year ended December 31, 2018. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations or the combined business had the acquisitions of MOI and GP occurred on January 1, 2018, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Years Ended December 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue	$72,576,902	$60,249,896

Income from continuing operations	$6,912,802	$1,559,008

3.    Accounts Receivable, net
Accounts receivable, net consist of the following:

	December 31,
	2019	2018
Billed	$17,193,742	$13,289,790
Other	5,182	31,361
	17,198,924	13,321,151
Less: allowance for doubtful accounts	(930,279)	(284,083)
Accounts receivable, net	$16,268,645	$13,037,068

4.    Property and Equipment, net
Property and equipment, net, consists of the following:

	December 31,
	2019	2018
Building	$69,556	$69,556
Equipment	9,564,426	9,341,007
Furniture and fixtures	684,812	640,890
Software	1,178,210	1,122,231
Leasehold improvements	5,287,935	4,950,510
	16,784,939	16,124,194
Less—accumulated depreciation	(13,319,327)	(12,496,308)
Property and equipment, net	$3,465,612	$3,627,886
Depreciation for the years ended December 31, 2019 and 2018 was approximately $1.0 million and $0.5 million, respectively, and is included primarily in selling, general and administrative expense in our consolidated statements of operations.

5.    Intangible Assets, net
Intangible assets, net consist of the following:

		December 31,
	Estimated Life	2019	2018
Patent costs	1 - 18 years	$5,291,245	$4,991,460
Developed technology	5 years	9,800,000	2,600,000
In-process research and development	N/A	1,580,000	200,000
Customer base	7 years	700,000	100,000
Trade names	3 years	550,000	150,000
		17,921,245	8,041,460
Accumulated amortization		(7,726,768)	(4,739,190)
Intangible assets, net		$10,194,477	$3,302,270
Amortization for the years ended December 31, 2019 and 2018 was approximately $1.6 million and $0.4 million, respectively, and is included primarily in selling, general and administrative expense in our consolidated statements of operations.
Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2019, for each of the next five years and beyond is as follows:

Year Ending December 31,
2020	$1,640,851
2021	1,660,112
2022	1,509,418
2023	1,437,195
2024	1,247,195
2025 and beyond	2,699,706
$10,194,477

We did not recognize any intangible asset impairment charges during the years ended December 31, 2019 or 2018.

6.    Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory are as follows:

	December 31,
	2019	2018
Finished goods	$1,695,461	$1,339,832
Work-in-process	1,007,719	643,420
Raw materials	7,591,251	4,890,490
Inventory, net	$10,294,431	$6,873,742

7.	Goodwill

As of December 31, 2019, goodwill has been allocated to the Products and Licensing segment. The changes in the carrying value of goodwill during the year ended December 31, 2019 were as follows:

Balance as of December 31, 2018	$101,008
Goodwill resulting from business combination - GP	10,511,916
Measurement Period Adjustment - MOI	(71,248)
Balance as of December 31, 2019	$10,541,676

We concluded the carrying value of goodwill was not impaired as of December 31, 2019 as we determined that it was not more likely than not that the fair value of the reporting units was less than its carrying value.

8.     Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2019	2018
Accrued compensation	$6,416,163	$4,467,587
Contingent consideration - GP	1,000,000	—
Accrued professional fees	113,303	198,062
Accrued income tax	715,916	236,636
Deferred rent	—	146,542
Current operating lease liability	1,283,310	—
Current finance lease liability	50,307	—
Accrued royalties	364,951	302,428
Accrued liabilities-other	425,595	404,752
Working capital payable - MOI	—	542,983
Customer deposits	—	298,468
Total accrued liabilities	$10,369,545	$6,597,458

9.    Debt
Silicon Valley Bank Facility
We maintained a Loan and Security Agreement with SVB (the "Credit Facility") under which we had a term loan with an original borrowing amount of $6.0 million (the “Original Term Loan”). The Original Term Loan carried a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. The Original Term Loan matured and was repaid in May 2019.
On October 10, 2019, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB, which amended and restated in its entirety our previous Credit Facility. Under the Loan Agreement, SVB agreed to make advances available up to $10.0 million (the “Revolving Line”). If we borrow from the Revolving Line, such borrowing would carry a floating annual interest rate equal to the greater of (i) the Prime Rate (as defined in the Loan Agreement) then in effect plus 1% or (ii) 6%. Amounts borrowed under the Revolving Line may be repaid and, prior to the Revolving Line Maturity Date (defined below), reborrowed. The Revolving Line terminates on October 10, 2020 (the “Revolving Line Maturity Date”), unless earlier terminated by us. No amounts have been borrowed under this Loan Agreement.
Amounts due under the Loan Agreement are secured by our assets, including all personal property, inventory and bank accounts; however, intellectual property is not secured under the Loan Agreement. The inventory used to secure the amount due does not include demo or loaner equipment with an aggregate book value up to $1.0 million. The Loan Agreement requires us to observe a number of financial and operational covenants, including maintenance of a specified Liquidity Coverage Ratio (as defined in the Loan Agreement), protection and registration of intellectual property rights and customary negative covenants. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of December 31, 2019, there were no events of default on the Credit Facility.

Interest expense, net for the years ended December 31, 2019 and 2018 consisted of the following:

	Years ended December 31,
	2019	2018
Interest expense on Term Loans	$8,073	$101,087
Amortization of debt issuance costs	5,685	16,308
Other interest expense	2,120	6,949
Total interest expense, net	$15,878	$124,344

10.     Leases

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

We also have finance leases for equipment which have remaining terms ranging from 1 to 4 years. These lease agreements are for general office equipment with a 5-year useful life. These lease agreements do not have an option to extend the lease beyond the stated terms nor do they have an early termination clause. These lease agreements do not have any variable payment provisions included. The finance lease costs consist of interest expense and amortization, and are included primarily in selling, general and administrative expense in our consolidated statement of operations.

The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities.

As of December 31, 2019, our lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	December 31, 2019
Assets
ROU assets - operating lease	Other assets	$2,235,731
ROU assets - finance lease	Other assets	70,183
Total ROU assets		$2,305,914

Liabilities
Current operating lease liability	Accrued liabilities	$1,283,310
Current finance lease liability	Accrued liabilities	50,307
Long-term operating lease liability	Other liabilities	1,988,395
Long-term finance lease liability	Other liabilities	23,092
Total lease liabilities		$3,345,104

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Year Ended
December 31, 2019
Operating lease costs	$1,622,476
Variable rent costs	(146,542)
Total rent expense	$1,475,934

Future minimum lease payments under non-cancelable operating leases were as follows as of December 31, 2019:

Year Ending December 31,
2020	$1,467,701
2021	640,800
2022	544,704
2023	544,704
2024 and beyond	544,704
Total future minimum lease payments	3,742,613
Less: Interest	470,908
Total operating lease liabilities	$3,271,705

Current operating lease liability	$1,283,310
Long-term operating lease liability	1,988,395
Total operating lease liabilities	$3,271,705

Future minimum lease payments under non-cancelable finance leases were as follows as of December 31, 2019:

Year Ending December 31,
2020	$56,020
2021	10,710
2022	10,083
2023	5,042
2024 and beyond	—
Total future minimum lease payments	81,855
Less: Interest	8,456
Total finance lease liabilities	$73,399

Current finance lease liability	$50,307
Long-term finance lease liability	23,092
Total finance lease liabilities	$73,399

Other information related to leases is as follows:

Year Ended
December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$46,498
Interest on lease liabilities	4,926
Total finance lease cost	$51,424

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,622,476
Finance cash flows from finance leases	$40,047
Right-of-use assets obtained in exchange for new finance lease liabilities	$14,541
Weighted-average remaining lease term (years) - operating leases	3.7
Weighted-average remaining lease term (years) - finance leases	2.1
Weighted-average discount rate - operating leases	7%
Weighted-average discount rate - finance leases	7%

At December 31, 2019, we had no operating or finance leases that have not yet commenced.

Prior to the adoption of ASC 842, lease expense of approximately $1.0 million was recognized in our consolidated statement of operations for the year ended December 31, 2018.

11.    Stockholders’ Equity
Series A Convertible Preferred Stock
In January 2010, we entered into a transaction with Carilion, in which Carilion agreed to exchange all of its Senior Convertible Promissory Notes with an original principal amount of $5.0 million plus all accrued but unpaid interest, totaling $1.2 million, for 1,321,514 shares of our newly designated Series A Convertible Preferred Stock. The Series A Convertible

Preferred Stock is non-voting, carries a dividend of 6% payable in shares of common stock and maintains a liquidation preference up to $6.2 million. In September 2019, Carilion elected to convert the 1,321,514 shares of preferred stock into an equal number of shares of our common stock. In addition, we issued 770,454 shares of our common stock in satisfaction of the accrued dividends earned on the preferred stock prior to its conversion.

Equity Incentive Plans
In April 2016, we adopted our 2016 Equity Incentive Plan (the "2016 Plan") as a successor to the 2006 Plan. Under the 2016 Plan, our Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to our employees, directors, and consultants. The 2016 Plan provides for the issuance of 3,500,000 shares plus any amounts forfeited from grants under the 2006 Plan after the expiration date of the 2006 Plan. Options generally have a life of 10 years and exercise price equal to or greater than the fair market value of the Common Stock as determined by the Board of Directors. Vesting typically occurs over a four-year period.
The following table sets forth the activity of the options to purchase common stock under the 2006 Plan and the 2016 Plan. The prices represent the closing price of our Common Stock on the Nasdaq Capital Market on the respective dates.

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at January 1, 2018	2,714,561	$0.61 - 6.55	$1.88	$2,098,195	2,590,030	$1.89	$2,013,034
Forfeited	(675,607)	$1.15 - 6.55	1.90
Exercised	(96,425)	$0.65 - 2.46	2.07
Granted	1,166,339	$2.67 - 3.53	3.09
Balance at December 31, 2018	3,108,868	$0.61 - 6.55	$2.26	$3,669,794	1,986,740	$1.81	$3,314,494
Forfeited	(14,707)	$1.47 - 3.37	2.51
Exercised	(558,834)	$0.61 - 1.81	1.21
Granted	625,070	$3.21 - 7.37	3.63
Balance at December 31, 2019	3,160,397	$1.18 - 7.37	$2.72	$14,459,884	1,835,799	$2.28	$9,197,775

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2019	2018
Risk-free interest rate range	2.5%	3.04%
Expected life of option-years	7	7
Expected stock price volatility	65%	67%
Expected dividend yield	—%	—%
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

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2018	$0.61 - 6.55	3,108,868	5.72	$2.26	1,986,740	3.46	$1.81
Year ended December 31, 2019	$1.18 - 7.37	3,160,397	6.24	$2.72	1,835,799	4.30	$2.28

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2018	$112,213	$2,980,110
Year ended December 31, 2019	$1,641,687	$3,267,672
For the years ended December 31, 2019 and 2018, the weighted average grant date fair value of options granted was $2.32 and $2.07 per share, respectively. We estimate the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2019, the weighted average remaining service period is 3.4 years.
Unamortized stock option expense at December 31, 2019 that will be amortized over the weighted-average remaining service period of 2.9 years totaled $2.8 million.

Restricted Stock and Restricted Stock Units

Historically, we have granted shares of restricted stock to certain employees that have vested in three equal annual installments on the anniversary dates of their grant. However, beginning in 2019, we altered our approach for these grants to replace the grant of restricted stock subject to time-based vesting with the grant of a combination of restricted stock units ("RSUs") subject to time-based vesting and performance-based vesting. Each RSU represents the contingent right to receive a single share of our common stock upon the vesting of the award. For the year ended December 31, 2019, we granted an aggregate of 280,000 RSUs to certain employees. Of the RSUs granted during 2019, 217,000 of such RSUs are subject to time-based vesting and are scheduled to vest in three equal annual installments on the anniversary dates of the grant. The remaining 63,000 RSUs are performance-based awards that will vest based on our achievement of long-term performance goals, in particular, based on our levels of 2021 revenue and operating income. The 63,000 shares issuable upon vesting of the performance-based RSUs represent the maximum payout under our performance-based awards, based upon 150% of our target performance for 2021 revenue and operating income (the payout of such awards based on target performance for 2021 revenue and operating income would be 42,000 shares). In the case of the time-based and performance-based RSUs, vesting is also subject to the employee's continuous service with us through vesting. In 2018, we granted 280,000 shares of restricted stock to certain employees. Shares issued to employees vest in three equal annual installments on the anniversary dates of their grant. In 2019 and 2018, 194,333 and 182,500 shares of restricted stock vested, respectively.

In addition, in conjunction with our 2018 and 2019 Annual Meetings of Stockholders, we granted RSUs to certain members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy (other members of our Board of Directors elected to receive their annual equity compensation for Board service in the form of stock units under our Deferred Compensation Plan as described below). In 2019 and 2018, we granted 11,600 and 16,286, respectively, RSUs to members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy. RSUs issued to our Board of Directors vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting. In 2019 and 2018, 16,286 and 129,865 RSUs, respectively, vested.

The following table summarizes our aggregate restricted stock awards and RSU activity in 2019 and 2018:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance at January 1, 2017	489,698	$1.51	$738,345
Granted	296,287	$3.07	$909,600
Vested	(312,365)	$1.45	$(454,339)
Forfeitures	(15,000)	$1.41	$(21,150)
Balance at December 31, 2018	458,620	$2.56	$1,172,456
Granted	291,600	$3.75	$1,094,430
Vested	(210,619)	$2.33	$(490,769)
Forfeitures	(37,499)	$2.96	$(111,115)
Balance at December 31, 2019	502,102	$3.32	$1,665,002
We recognized $1.5 million and $0.6 million in stock-based compensation expense, which is recorded in selling, general and administrative expense on the consolidated statement of operations for the years ended December 31, 2019 and 2018, respectively, and we will recognize $4.0 million over the remaining requisite service period for unamortized restricted stock, RSUs and stock options.
Unamortized restricted stock and RSUs expense at December 31, 2019 that will be amortized over the weighted-average remaining service period of 2 years totaled $1.2 million.

Non-employee Director Deferred Compensation Plan
We maintain a non-employee director deferred compensation plan (the “Deferred Compensation Plan”) that permits our non-employee directors to defer receipt of certain compensation that they receive for serving on our board and board committees. The Deferred Compensation Plan has historically permitted the participants to elect to defer cash fees to which they were entitled for board and committee service. For participating directors, in lieu of payment of cash fees, we credit their accounts under the Deferred Compensation Plan with a number of stock units based on the trading price of our common stock as of the date of the deferral. These stock units vest immediately, although the participating directors do not receive the shares represented by such units until a future qualifying event.
In December 2017, we amended and restated our Deferred Compensation Plan to also permit participants to defer the annual equity compensation for board service (which would otherwise be issued in the form of restricted stock units) under our non-employee director compensation policy. For participating directors, we credit their accounts under the Deferred Compensation Plan with a number of stock units based on the trading price of our common stock as of the date of the deferral. These stock units are vested upon the earlier of the one-year anniversary date of the grant or next annual meeting of stockholders, although the participating directors do not receive the shares represented by such units until a future qualifying event. A summary of stock unit activity under the Deferred Compensation Plan for 2019 and 2018 is as follows.

	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
January 1, 2018	466,702	$1.40	$1,134,086
Granted	40,588	$2.99
December 31, 2018	507,290	$1.40	$1,699,422
Granted	121,713	$4.41
December 31, 2019	629,003	$2.09	$4,585,432

As of December 31, 2019, 37,546 of the outstanding stock units had not yet vested.

Stock Repurchase Program

In September 2017, our board of directors authorized a new stock repurchase program providing for the repurchase of up to $2.0 million of our common stock through September 19, 2018. Our stock repurchase program did not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of September 19, 2018, we had repurchased a total of 565,629 shares, respectively, for an aggregate purchase price of $1.1 million under this stock repurchase program. We currently maintain all repurchased shares under these stock repurchase programs as treasury stock.

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

12.    Revenue Recognition

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

The details are listed in the table below for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019			2018
	Products and Licensing	Technology Development	Total	Products and Licensing	Technology Development	Total
Total Revenue by Geographic Location
United States	$21,782,692	$26,024,674	$47,807,366	$11,585,296	$20,967,556	$32,552,852
Asia	13,669,304	—	13,669,304	5,977,563	—	5,977,563
Europe	7,277,234	—	7,277,234	3,873,161	—	3,873,161
Canada, Central and South America	1,432,082	—	1,432,082	382,797	—	382,797
All Others	329,729	—	329,729	130,872	—	130,872
Total	$44,491,041	$26,024,674	$70,515,715	$21,949,689	$20,967,556	$42,917,245

Total Revenue by Major Customer Type
Sales to the U.S. government	$2,601,069	$25,377,961	$27,979,030	$1,834,289	$20,703,338	$22,537,627
U.S. direct commercial sales and other	19,181,625	646,713	19,828,338	9,737,720	264,218	10,001,938
Foreign commercial sales & other	22,708,347	—	22,708,347	10,377,680	—	10,377,680
Total	$44,491,041	$26,024,674	$70,515,715	$21,949,689	$20,967,556	$42,917,245

Total Revenue by Contract Type
Fixed-price contracts	$44,491,041	$14,111,092	$58,602,133	$21,949,689	$9,388,770	$31,338,459
Cost-type contracts	—	11,913,582	11,913,582	—	11,578,786	11,578,786
Total	$44,491,041	$26,024,674	$70,515,715	$21,949,689	$20,967,556	$42,917,245

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$43,129,361	$—	$43,129,361	$21,330,000	$—	$21,330,000
Goods/services transferred over time	1,361,680	26,024,674	27,386,354	619,689	20,967,556	21,587,245
Total	$44,491,041	$26,024,674	$70,515,715	$21,949,689	$20,967,556	$42,917,245

Total Revenue by Major Products/Services
Technology development	$—	$26,024,674	$26,024,674	$—	$20,967,556	$20,967,556
Test, measurement and sensing systems	41,787,613	—	41,787,613	19,641,434	—	19,641,434
Other	2,703,428	—	2,703,428	2,308,255	—	2,308,255
Total	$44,491,041	$26,024,674	$70,515,715	$21,949,689	$20,967,556	$42,917,245

Contract Balances

Our contract assets consist of unbilled amounts for technology development contracts as well as custom product contracts. Also included in contract assets are royalty revenue and carrying amounts of right of returned inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, right of return refund, and customer deposits. The net contract (liabilities)/assets changed by $1.0 million, due primarily to increased contract liabilities in addition to a slight increase in contract assets. The increase in contract liabilities is a result of the increased number of government research programs in addition to an increase in the number of our fixed-price contracts that have reached milestones as designated in their respective contracts, but revenue has not yet been recognized. The increase in contract assets is primarily driven by the unbilled fee required by our cost-reimbursable government contracts, which cannot be fully billed until after the specific contract is complete.

The following table shows the components of our contract balances as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Contract assets	$3,208,206	$2,759,315
Contract liabilities	(3,887,685)	(2,486,111)
Net contract assets	$(679,479)	$273,204

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Products and Licensing segment's unfulfilled performance obligations was $16.1 million at December 31, 2019. We expect to satisfy 63% of the performance obligations in 2020, 13% in 2021 and the remainder by 2024. The approximate value of our Technology Development segment's unfulfilled performance obligations was $31.3 million at December 31, 2019. We expect to satisfy 70% of the performance obligations in 2020, 24% in 2021 and the remainder by 2022.

13.    Income Taxes
Income tax (benefit)/expense from continuing operations consisted of the following for the periods indicated:

	Years ended December 31,
	2019	2018
Current:
Federal	$1,466,770	$(44,727)
State	227,912	92,545
Deferred federal	(2,849,371)	—
Deferred state	(499,661)	—
Income tax (benefit)/expense	$(1,654,350)	$47,818

Deferred tax assets and liabilities consist of the following components:

	December 31, 2019	December 31, 2018
	Long-Term	Long-Term
Bad debt and inventory reserve	$376,331	$332,721
Inventory adjustment	—	(21,785)
UNICAP	4,828	2,804
Deferred revenue	130,058	115,676
ASC842 Lease Accounting (DTA)	796,864	288,017
ASC842 Lease Accounting (DTL)	(544,539)	—
Depreciation and amortization	(2,134,569)	(838,540)
Net operating loss carryforwards- Luna	349,421	349,421
Net operating loss carryforwards- API	1,169,671	1,265,538
Net operating loss carryforwards - state	150,050	179,149
Net operating loss carryforwards- Canada	10,503	10,503
Accrued liabilities	594,450	394,118
Deferred compensation	294,190	216,944
Stock-based compensation	373,658	803,757
Restricted stock	102,741	60,681
State bonus	33,791	44,861
Performance based compensation	9,499	—
Transaction costs	58,540	63,668
Total	1,775,487	3,267,533
Valuation allowance	(359,924)	(3,267,533)
Net deferred tax asset	$1,415,563	$—
The net deferred tax asset is included in other non-current assets on the consolidated balance sheet.

The (benefit)/expense from income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to our loss from continuing operations before income taxes as follows for the periods indicated:

	Years ended December 31,
	2019	2018
Income tax expense at federal statutory rate	21.00%	21.00%
State taxes, net of federal tax effects	(8.67)%	—%
Change in valuation allowance	(67.39)%	(27.65)%
Incentive stock options	(1.75)%	(1.05)%
Provision to return adjustments	7.26%	21.24%
Meals and entertainment	0.50%	0.97%
AMT credit	—%	(9.83)%
Other permanent differences	4.20%	(0.88)%
Income tax (benefit)/expense	(44.85)%	3.80%

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have net operating loss ("NOL") carryforwards of approximately $6.0 million for API expiring at varying dates through 2035.
In 2015, we performed a formal Section 382 study and determined that we do not have a limitation on our NOLs available to offset future income. As a result of the acquisition of API, the API NOL carryover and research and development credits will be subject to the Section 382 limitation.  A formal Section 382 study was prepared in 2019, and it was determined that there was no ownership changes in 2019 resulting in a limitation on NOLs, but a portion of the NOLs will expire unutilized.
The U.S. federal statute of limitations remains open for the year 2016 and onward. We currently have no federal income tax returns under examination. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. We currently have no state income or franchise tax returns under examination. We currently do not file tax returns in any foreign tax jurisdiction other than Canada.
As of December 31, 2019, we are no longer in a three-year cumulative loss position, which required additional analysis to be performed in order to determine the likelihood of realizing the deferred tax assets in the foreseeable future. After further analysis, it was determined that a portion of the December 31, 2019 balance of deferred tax assets will be realized. Because the NOLs carried over from API are limited under Section 382, the deferred tax asset of $1.2 million is expected to be realized over an extended period of time (with continued earnings realized ratably through 2034). The deferred tax asset related to the NOL carryovers of API Canada, Luna Analytics, Luna Nanomaterials, and Luna Quest will likely not be realized in the foreseeable future as these entities no longer have any activity. As of December 31, 2019, valuation allowances of $3.3 million were released and a tax benefit has been recognized in our consolidated statement of operations.

14.    Commitments and Contingencies

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
In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. The Claim received from Macom totaled $2.1 million under various indemnity provisions. We have disputed Macom's assertion of right to payment for the matters described in the Claim. It is uncertain what amount, if any, will be owed in settlement of the Claim. As of December 31, 2019, $1.5 million of the escrow balance had been received with the remaining $2.5 million in the escrow account pending resolution of the dispute.
On July 31, 2018, we sold the assets associated with our optoelectronic components and sub-assemblies ("Opto") business to an unaffiliated third party. The asset purchase agreement provides for additional consideration of up to $1.0 million contingent upon the achievement of a specified revenue level by the sold business during the 18 months following the sale. There have been no amounts recorded in reference to the above matter in the financial statements as of December 31, 2019. It is uncertain what amount, if any, will be received with respect to this potential adjustment.
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

Obligation under Operating Leases
See Note 10 - Leases for discussion of our lease obligations.

Purchase Commitment
We executed a non-cancelable purchase order totaling $1.1 million in the first quarter of 2018 and a non-cancelable purchase order totaling $1.9 million in the third quarter of 2019 for multiple shipments of tunable lasers to be delivered over an 18-month period. At December 31, 2019, approximately $1.3 million of these commitments remained and is expected to be delivered by December 31, 2020.
Royalty Agreement
We have licensed certain third-party technologies from vendors for which we owe minimum royalties aggregating $0.2 million payable over the remaining patent terms of the underlying technology.

15.    Employee Profit Sharing Plan
We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to all permanent employees. We contribute 30% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.
We contributed approximately $0.4 million and $0.3 million to the plan for the years ended December 31, 2019 and December 31, 2018, respectively.

16.    Relationship with Major Customers
During the years ended December 31, 2019 and 2018, approximately 40% and 53%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government.
At December 31, 2019 and 2018, receivables with respect to contracts with the U.S. government represented 12% and 23% of total trade receivables, respectively.

17.    Financial Information About Segments
Our operations are divided into two reportable segments: Products and Licensing and Technology Development. The Products and Licensing segment develops and sells products or licenses technologies based on commercially viable concepts developed by the Technology Development segment. The Products and Licensing segment derives its revenue from product sales, funded product development and technology licenses.
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
Information about the results of operations for each segment is set forth in the table below. There were no significant inter-segment sales during the years ended December 31, 2019 and 2018.
During the years ended December 31, 2019 and 2018, 32% and 24%, respectively, of our total sales took place outside the United States. Customers in China represented 11% of total revenues in the year ended December 31, 2019, while no other single country, outside of the United States, represented more than 10% of total revenues in the year ended December 31, 2018.

	Years ended December 31,
	2019	2018
Products and Licensing revenue	$44,491,041	$21,949,689
Technology Development revenue	26,024,674	20,967,556
Total revenue	$70,515,715	$42,917,245
Products and Licensing operating income	$1,807,616	$499,323
Technology Development operating income	1,507,405	378,212
Total operating income	$3,315,021	$877,535
Depreciation, Technology Development	$397,296	$379,952
Depreciation, Products and Licensing	$552,285	$273,185
Amortization, Technology Development	$91,185	$130,765
Amortization, Products and Licensing	$1,462,525	$418,349

Additional segment information is as follows:

	December 31,
	2019	2018
Total segment assets:
Products and Licensing	$48,723,810	$40,775,211
Technology Development	37,800,250	34,823,525
Total	$86,524,060	$75,598,736
Property plant and equipment and intangible assets, Technology Development	$2,079,486	$2,103,711
Property plant and equipment and intangible assets, Products and Licensing	$22,122,279	$4,927,453

18.    Quarterly Results (unaudited)
The following table sets forth our unaudited historical revenues, operating (loss)/income and net income by quarter during 2019 and 2018.

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues:
Products and licensing	$8,192	$11,373	$11,894	$13,032	$4,131	$4,457	$5,371	$7,990
Technology development	6,641	6,441	6,495	6,448	4,637	5,466	5,316	5,548
Total revenues	14,833	17,814	18,389	19,480	8,768	9,923	10,687	13,538
Gross margin	6,768	8,752	9,275	10,388	3,840	4,231	4,689	6,572
Operating (loss)/income	(898)	1,014	1,481	1,718	(373)	205	581	423
Net income/(loss) from continuing operations	1,126	840	1,231	2,146	(272)	299	1,293	(122)
Income from discontinued operations net of income taxes	—	—	—	—	421	768	7,556	1,062
Net income	1,126	840	1,231	2,146	149	1,067	8,849	940
Net income attributable to common stockholders	$1,043	$751	$1,117	$2,146	$84	$1,004	$8,785	$873
Net income/(loss) per share from continuing operations:
Basic	$0.04	$0.03	$0.04	$0.07	$(0.01)	$0.01	$0.05	$—
Diluted	$0.03	$0.02	$0.04	$0.07	$(0.01)	$0.01	$0.04	$—
Net income per share from discontinued operations:
Basic	$—	$—	$—	$—	$0.02	$0.03	$0.27	$0.04
Diluted	$—	$—	$—	$—	$0.02	$0.02	$0.23	$0.04
Net income attributable to common stockholders:
Basic	$0.04	$0.03	$0.04	$0.07	$—	$0.04	$0.31	$0.03
Diluted	$0.03	$0.02	$0.03	$0.07	$—	$0.03	$0.27	$0.03
Weighted average shares:
Basic	28,039,080	28,246,840	28,291,297	30,159,322	27,204,989	27,531,361	27,901,631	28,067,348
Diluted	33,479,935	33,650,790	32,115,847	32,211,847	27,204,989	31,506,745	33,055,881	28,067,348

19.    Discontinued Operations
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
    We have reported the results of operations of the Opto business as discontinued operations in our consolidated financial statements for the year ended December 31, 2018. There was no income or loss from discontinued operations for the year ended December 31, 2019. We allocated a portion of the consolidated tax expense to discontinued operations based on the ratio of the discontinued business's loss before allocations.
The following table presents a summary of the transactions related to the sales of Opto in the year ended December 31, 2018:

Year Ended December 31,
2018
Sale price	$17,500,000
Adjusted purchase price	17,500,000

Assets held for sale	(8,193,184)
Liabilities held for sale	989,453
Transaction costs	(858,227)
Return of working capital	730,000
Income tax expense	(1,572,245)
Gain on sale of discontinued operations	$8,595,797

The key components of net income from discontinued operations were as follows:

Year Ended December 31,
2018
Net revenues	$8,363,606
Cost of revenues	5,294,268
Operating expenses	1,728,113
Other (income)/expenses	(13,330)
Income before income taxes	1,354,555
Allocated tax expense	183,921
Operating income from discontinued operations	1,170,634
Gain on sale, net of related income taxes	8,595,797
Net income from discontinued operations	$9,766,431

For the year ended December 31, 2018, the acquisition of property plant and equipment was $0.1 million, intangible property costs were $0.01 million, and depreciation and amortization was $0.2 million, all related to discontinued operations. For the year ended December 31, 2018, proceeds from the sale of the Opto business which were included in cash flows from investing activities $16.0 million. The gain on sale of discontinued operations included in non-cash adjustments to cash flows from operating activities for 2018 was $8.6 million.

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15(e) and Rule 15d-15(e) that occurred in the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. This evaluation was based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC rules, management's assessment and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2019, excludes an assessment of the internal control over financial reporting of General Photonics Corporation ("GP"), which were acquired on March 1, 2019. The total acquired assets, based on the preliminary purchase allocation is approximately 6% of our consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to GP, at December 31, 2019. Revenues and income from continuing operations from GP for the period from March 2, 2019 through December 31, 2019, were approximately 7% and 26%, respectively, of our consolidated operations.
Based on our evaluation under the framework established in the 2013 Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION.
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K will be included in the proxy statement related to our 2020 Annual Meeting of Stockholders, (the "2020 Proxy Statement"), anticipated to be filed with the SEC within 120 days after December 31, 2019, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2020 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2020 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2020 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2020 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	Schedules.
Schedule II
Luna Innovations Incorporated
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of Period	Additions	Deductions	Balance at end of period
Year Ended December 31, 2018
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$5,020,744	$—	$(1,753,211)	$3,267,533
Allowances for doubtful accounts	286,717	3,500	(6,134)	284,083
	$5,307,461	$3,500	$(1,759,345)	$3,551,616
Year Ended December 31, 2019
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$3,267,533	$—	$(2,907,609)	$359,924
Allowances for doubtful accounts	284,083	646,196	—	930,279
	$3,551,616	$646,196	$(2,907,609)	$1,290,203
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
2.1#
Agreement and Plan of Merger and Reorganization dated as of January 30, 2015, by and among Luna Innovations Incorporated, API Merger Sub, Inc. and Advanced Photonix, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on February 2, 2015).

2.2#
Asset Purchase Agreement, dated July 31, 2018 by and among Luna Innovations Incorporated, Advanced Photonix, Inc., Advanced Photonix Canada, Inc. and OSI Optoelectronics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 1, 2018).

2.3#
Asset Purchase Agreement, dated October 15, 2018 by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Micron Optics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on October 16, 2018).

2.4#
Stock Purchase Agreement, dated March 1, 2019 by and among Luna Innovations Incorporated, Luna Technologies, Inc., Steve Yao and General Photonics Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on March 4, 2019).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on June 8, 2006).

3.2
Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on January 15, 2010).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-131764) filed on February 10, 2006).
3.4	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 8-K (File No. 000-52008) filed on May 10, 2010).
3.4	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on February 2, 2015).
4.1
Specimen Common Stock certificate of the Registrant (incorporated by reference to the Exhibit 4.1 to Amendment No. 5 of the Registrant's Registration Statement on Form S-1 (File No. 333-131764) filed on May 19, 2006).

4.2	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-131764) filed on April 28, 2006).
4.3
Form of Stock Option Agreement under 2006 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-131764) filed on February 10, 2006).

4.4	2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (File No. 333-211802) filed on June 3, 2016).
4.5
Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 of the Registrant's Registration Statement on Form S-8 (File No. 333-211802) filed on June 3, 2016).

4.6
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on January 16, 2019).

4.7
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 10, 2016).

4.8*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on July 17, 2009).

10.2**
License Agreement No. DN-982, dated June 10, 2002, by and between the National Aeronautics and Space Administration (NASA) and Luna Innovations Incorporated; Modification No. 1 to License Agreement No. DN-982, dated January 23, 2006, by and between NASA and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.22 to Amendment No. 5 of the Registrant's Registration Statement on Form S-1 (File No. 333-131764) filed on May 19, 2006).

10.3**
License Agreement No. DN-951, dated December 20, 2000, by and between NASA and Luna Technologies, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 5 of the Registrant's Registration Statement on Form S-1 (File No. 333-131764) filed on May 19, 2006).

10.4**
Amended and Restated License Agreement, dated March 19, 2004, by and between Virginia Tech Intellectual Properties, Inc. and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.26 to Amendment No. 5 of the Registrant's Registration Statement on Form S-1 (File No. 333-131764) filed on May 19, 2006).

10.5
Asset Transfer and License Agreement by and between Luna Innovations Incorporated and Coherent, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on April 6, 2007).

10.6**
Development and Supply Agreement, dated December 12, 2006, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. dated June 11, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on June 14, 2007).

10.7
Amendment to Commercial Lease, by and between Luna Innovations Incorporated and Canvasback Real Estate & Investments LLC dated March 18, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 9, 2008).

10.8
Securities Purchase and Exchange Agreement, dated January 12, 2010, by and between Luna Innovations Incorporated and Carilion Clinic (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on January 15, 2010).

10.9
Amended and Restated Investor Rights Agreement, dated January 13, 2010, by and among Luna Innovations Incorporated, Carilion Clinic, and certain stockholders of Luna Innovations Incorporated (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on January 15, 2010).

10.10	Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 21, 2018).
10.11**
License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 17, 2010).

10.12**
License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Intuitive Surgical, Inc. (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) file on May 17, 2010).

10.13
Industrial Lease Agreement, dated as of March 21, 2006, by and between Luna Innovations Incorporated and the Economic Development Authority of Montgomery County, Virginia, as amended by a First Amendment effective as of May 11, 2006, a Second Amendment effective as of July 15, 2009 and a Third Amendment effective as of March 23, 2010 (incorporated by reference to Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 17, 2010).

10.14
Third Amendment to Commercial Lease dated June 21, 2010, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations, Incorporated (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 16, 2010).

10.15
Fourth Amendment to Industrial Lease Agreement, dated as of March 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 16, 2011).

10.16
Fifth Amendment to Industrial Lease Agreement, dated as of November 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 29, 2012).

10.17
Employment Agreement dated December 5, 2017, by and between Scott A. Graeff and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 21, 2018).

10.18
Fourth Amendment to Commercial Lease, dated as of April 15, 2012, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 9, 2012).

10.19**
Cross-License Agreement by and among Luna Innovations Incorporated and Luna Technologies, Inc. and Intuitive Surgical Operations, Inc. and Intuitive Surgical International, Ltd., dated as of January 17, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 13, 2014).

10.20
Sixth Amendment to Industrial Lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014 (incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 16, 2015).

10.21
Industrial Lease Agreement by and between The Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014 (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 16, 2015).

10.22
Lease Agreement by and between SBA Tenant, LLC and Luna Innovations Incorporated dated November 2014 (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed March 16, 2015).

10.23
First Amendment to Industrial Lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovation Incorporated, dated January 20, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 14, 2015).

10.24
Amended and Restated Non-Employee Director Compensation Policy, as amended as of February 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 13, 2019).

10.25
Fifth Amendment to Commercial Lease by and between Canvasback Real Estate and Investments, LLC and the Registrant, dated as of August 5, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on November 13, 2015).

10.26
Employment Agreement, dated May 1, 2018 by and between the Registrant and Dale E. Messick (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 1, 2018).

10.27*
Amended and Restated Loan and Security Agreement, dated October 10, 2019, by and between Luna Innovations Incorporated, Luna Technologies, Inc., Former Luna Subsidiary, Inc., Terametrix, LLC, and General Photonics Corp. and Silicon Valley Bank.

10.28*	Separation Agreement, dated November 25, 2019, by and between the Registrant and Dale E. Messick.
10.29*	Employment Agreement, dated December 2, 2019, by and between the Registrant and Eugene J. Nestro.
10.30*	First Amendment to Commercial Lease, dated as of February 21, 2020, by and between SBA Tenant, LLC and Luna Innovations Incorporated.
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1*
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2019 and 2018 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) Notes to Audited Consolidated Financial Statements.

*    Filed herewith

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

LUNA INNOVATIONS INCORPORATED

By:	/s/ Eugene J. Nestro
Eugene J. Nestro Chief Financial Officer
March 13, 2020
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott A. Graeff and Eugene J. Nestro, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Graeff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2020
Scott A. Graeff
/s/ Eugene J. Nestro	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2020
Eugene J. Nestro
/s/ Michael W. Wise	Director	March 13, 2020
Michael W. Wise
/s/ Donald Pastor	Director	March 13, 2020
Donald Pastor
/s/ John B. Williamson III	Director	March 13, 2020
John B. Williamson III
/s/ N. Leigh Anderson	Director	March 13, 2020
N. Leigh Anderson
/s/ Warren B. Phelps, III	Director	March 13, 2020
Warren B. Phelps, III
/s/ Gary Spiegel	Director	March 13, 2020
Gary Spiegel
/s/ Mary Beth Vitale	Director	March 13, 2020
Mary Beth Vitale
/s/ Richard W. Roedel	Chairman of the Board of Directors	March 13, 2020
Richard W. Roedel