Form 10-Q
period 2020-03-31
LUNA INNOVATIONS INC
filed 2020-05-07
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2020, there were 30,486,577 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,324	$25,006
Accounts receivable, net	15,519	16,269
Receivable from sale of HSOR business	—	2,501
Contract assets	2,612	2,759
Inventory, net	11,191	10,294
Prepaid expenses and other current assets	1,575	1,287
Total current assets	57,221	58,116
Property and equipment, net	3,306	3,466
Intangible assets, net	9,853	10,194
Goodwill	10,542	10,542
Long-term contract assets	486	449
Other assets	2,009	2,341
Deferred tax asset	1,542	1,416
Total assets	$84,959	$86,524
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Accounts payable	$2,490	$2,787
Accrued liabilities	9,243	10,369
Contract liabilities	3,569	3,888
Total current liabilities	15,302	17,044
Other long-term liabilities	1,880	2,011
Total liabilities	17,182	19,055
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 32,126,368 and 31,788,896 shares issued, 30,486,577 and 30,149,105 shares outstanding at March 31, 2020 and December 31, 2019, respectively	32	32
Treasury stock at cost, 1,639,791 shares at March 31, 2020 and December 31, 2019	(4,337)	(4,337)
Additional paid-in capital	89,446	88,022
Accumulated deficit	(17,364)	(16,248)
Total stockholders’ equity	67,777	67,469
Total liabilities and stockholders’ equity	$84,959	$86,524
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019

Revenues:
Products and licensing	$10,326	$8,192
Technology development	6,815	6,641
Total revenues	17,141	14,833
Cost of revenues:
Products and licensing	3,862	3,249
Technology development	4,915	4,816
Total cost of revenues	8,777	8,065
Gross profit	8,364	6,768
Operating expense:
Selling, general and administrative	6,377	6,207
Research, development and engineering	1,597	1,458
Total operating expense	7,974	7,665
Operating income/(loss)	390	(897)
Other income/(expense):
Investment income	59	171
Other income/(expense)	9	(2)
Interest expense	—	(11)
Total other income	68	158
Income/(loss) from continuing operations before income taxes	458	(739)
Income tax expense/(benefit)	138	(1,865)
Net income from continuing operations	320	1,126
Loss from discontinued operations, net of income tax of $464	(1,436)	—
Net (loss)/income	(1,116)	1,126
Preferred stock dividend	—	83
Net (loss)/income attributable to common stockholders	$(1,116)	$1,043
Net income per share from continuing operations:
Basic	$0.01	$0.04
Diluted	$0.01	$0.03
Net loss per share from discontinued operations:
Basic	$(0.05)	$—
Diluted	$(0.04)	$—
Net (loss)/income per share attributable to common stockholders:
Basic	$(0.04)	$0.04
Diluted	$(0.03)	$0.03
Weighted average shares:
Basic	30,380,345	28,039,080
Diluted	32,549,487	33,479,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2020	2019

Cash flows (used in)/provided by operating activities
Net (loss)/income	$(1,116)	$1,126
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities
Depreciation and amortization	679	617
Share-based compensation	226	343
Bad debt expense	14	—
Loss from discontinued operations, net of tax	1,436	—
Deferred taxes	(127)	—
Tax benefit from release of valuation allowance	—	(1,889)
Change in assets and liabilities
Accounts receivable	737	1,053
Contract assets	111	(429)
Inventory	(897)	(528)
Other current assets	(287)	(41)
Accounts payable and accrued expenses	(760)	1,196
Contract liabilities	(318)	149
Net cash (used in)/provided by operating activities	(302)	1,597
Cash flows provided by/(used in) investing activities
Acquisition of property and equipment	(74)	(215)
Intangible property costs	(91)	(61)
Proceeds from sale of discontinued operations	600	—
Acquisition of General Photonics Corporation	—	(19,004)
Net cash provided by/(used in) investing activities	435	(19,280)
Cash flows provided by/(used in) financing activities
Payments on finance lease obligations	(13)	(7)
Payments of debt obligations	—	(375)
Proceeds from the exercise of options and warrants	1,198	185
Net cash provided by/(used in) financing activities	1,185	(197)
Net increase/(decrease) in cash and cash equivalents	1,318	(17,880)
Cash and cash equivalents—beginning of period	25,006	42,460
Cash and cash equivalents—end of period	$26,324	$24,580
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$12
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities
Contingent liability for business combination	$—	$900
Dividend on preferred stock, 19,823 shares of common stock issuable for the three months ended March 31, 2019	$—	$83
The accompanying notes are an integral part of these unaudited consolidated financial statements.

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2020, results of operations and changes in stockholders' equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The consolidated balance sheet as of December 31, 2019 was derived from our audited consolidated financial statements. The COVID-19 pandemic is expected to result in a global slowdown of economic activity. While the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use reasonably available information to assess certain accounting matters including, but not limited to, accounts receivable, inventory and the carrying value of goodwill and other long-lived tangible and intangible assets. While the assessments have not resulted in any material impacts to our financial statements as of March 31, 2020, we believe the full impact of the pandemic remains uncertain and ongoing developments related to the pandemic may cause material impacts to our consolidated financial statements.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020.
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
Net Income/(Loss) Per Share
Basic per share data is computed by dividing our net income/(loss) by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income/(loss) by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential shares of common stock had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.
The effects of 2.2 million and 5.4 million common stock equivalents are included for the diluted per share data for the three months ended March 31, 2020 and 2019, respectively. Stock options and deferred stock units credited to our directors under our non-employee deferred compensation plan are included in our common stock equivalents for the three months ended March 31, 2020 and 2019.  In addition, accrued stock dividends and preferred stock are also included for the three months ended March 31, 2019.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04: Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test which previously measured a goodwill impairment loss by comparing the implied fair value of a reporting segment's goodwill with the carrying amount. We adopted ASU 2017-04, effective January 1, 2020. As a result of adopting the new rules, we compare the estimated fair value of our reporting segments to their respective carrying values when evaluating the recoverability of goodwill. If the carrying value of a reporting segment exceeds its fair value, an impairment charge will be recognized for the amount by which its carrying value exceeds the reporting segment's fair value; however the loss recognized will not exceed the goodwill allocated to the reporting segment. The adoption of ASU 2017-04 did not have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. The ASU applies to all entities that are required under this guidance to provide disclosures about recurring or nonrecurring fair value measurements. We adopted these amendments, effective January 1, 2020. The adoption of ASU 2018-13 did not have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15, effective January 1, 2020. The adoption of ASU 2018-15 did not have a significant impact on our consolidated financial statements.

Recently Issued Pronouncements, not yet adopted

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance is effective for us beginning in the first quarter of fiscal year 2021, while early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU 2019-12, but we do not expect the adoption of these new accounting rules to have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which requires companies to measure financial assets at an amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity's current estimate of all expected credit losses. ASU 2016-13 is applicable to our trade receivables. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2022. We are currently in the process of evaluating the impact of ASU 2016-13, but we do not expect the adoption of these new accounting rules to have a significant impact on our consolidated financial statements

2.    Discontinued Operations
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Products and Licensing segment, to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash was received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of a dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and the buyer receiving $1.9 million. We have recorded a loss from discontinued operations of $1.4 million, net of tax benefit, for the three months ended March 31, 2020, to reflect the settlement of the dispute. There were no results from discontinued operations for the three months ended March 31, 2019.
The following table presents a summary of the transactions related to the sale of the HSOR business in the three months ended March 31, 2020:

Three Months Ended March 31, 2020
(in thousands)
Settlement of HSOR receivable	$1,900
Loss on sale	1,900

Allocated income tax benefit	(464)
Loss from discontinued operations, net of related income tax	$1,436

3.    Intangible assets, net

Intangible assets, net at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
(in thousands)
Patent costs	$5,383	$5,291
Developed technology	9,800	9,800
In-process research & development	1,580	1,580
Customer base	700	700
Trade names and trademarks	550	550
	18,013	17,921
Accumulated amortization	(8,159)	(7,727)
	$9,853	$10,194

Amortization for the three months ended March 31, 2020 and 2019 was $0.4 million and $0.2 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at March 31, 2020, for each of the next five years and beyond is as follows (amounts in thousands):

Year Ending December 31,
2020 - remaining 9 months	$1,265
2021	1,669
2022	1,519
2023	1,446
2024	1,256
2025 & beyond	2,698
Total	$9,853

4.	Goodwill

Goodwill was approximately $10.5 million at March 31, 2020 and December 31, 2019 and has been allocated to the Products and Licensing segment.

5.	Inventory, net
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	March 31, 2020	December 31, 2019
(in thousands)
Finished goods	$2,074	$1,695
Work-in-process	1,431	1,008
Raw materials	7,686	7,591
Total inventory, net	$11,191	$10,294

6.    Accrued Liabilities

Accrued liabilities at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
(in thousands)
Accrued compensation	$5,755	$6,416
Accrued professional fees	145	113
Accrued income tax	607	716
Current operating lease liability	1,055	1,283
Current finance lease liability	41	50
Royalties	76	365
Accrued liabilities - other	564	426
Contingent liability - General Photonics	1,000	1,000
Total accrued liabilities	$9,243	$10,369

7.	Debt

Silicon Valley Bank Facility
We maintained a Loan and Security Agreement with SVB (the "Credit Facility") under which we had a term loan with an original borrowing amount of $6.0 million (the “Original Term Loan”). The Original Term Loan carried a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. The Original Term Loan matured and was repaid in May 2019.
On October 10, 2019, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB, which amended and restated in its entirety our previous Credit Facility. Under the Loan Agreement, SVB agreed to make advances available up to $10.0 million (the “Revolving Line”). If we borrow from the Revolving Line, such borrowing would carry a floating annual interest rate equal to the greater of (i) the Prime Rate (as defined in the Loan Agreement) then in effect plus 1% or (ii) 6%. Amounts borrowed under the Revolving Line may be repaid and, prior to the Revolving Line Maturity Date (defined below), reborrowed. The Revolving Line terminates on October 10, 2020 (the “Revolving Line Maturity Date”), unless earlier terminated by us. As of March 31, 2020, no amounts have been borrowed under this Loan Agreement.
Amounts due under the Loan Agreement are secured by our assets, including all personal property, inventory and bank accounts; however, intellectual property is not secured under the Loan Agreement. The inventory used to secure the amount due does not include demo or loaner equipment with an aggregate book value up to $1.0 million. The Loan Agreement requires us to observe a number of financial and operational covenants, including maintenance of a specified Liquidity Coverage Ratio (as defined in the Loan Agreement), protection and registration of intellectual property rights and customary negative covenants. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of March 31, 2020, there were no events of default on the Credit Facility.

Interest expense, net for the three months ended March 31, 2019 consisted of the following:

Three Months Ended March 31,
(in thousands)	2019
Interest expense on Term Loans	$7
Amortization of debt issuance costs	3
Other interest expense	1
Total interest expense, net	$11

8.	Leases

We recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet for those leases classified as operating or finance leases with terms greater than twelve months.

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

We also have finance leases for equipment which have remaining terms ranging from 1 to 4 years. These lease agreements are for general office equipment with a 5-year useful life. These lease agreements do not have an option to extend the lease beyond the stated terms nor do they have an early termination clause. These lease agreements do not have any variable payment provisions included. The finance lease costs consist of interest expense and amortization, and are included primarily in selling, general and administrative expense in our consolidated statements of operations.

The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities.

Our lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	March 31, 2020	December 31, 2019
(in thousands)
Assets
ROU assets - operating lease	Other assets	$1,917	$2,236
ROU assets - finance lease	Other assets	57	70
Total ROU assets		$1,974	$2,306

Liabilities
Current operating lease liability	Accrued liabilities	$1,055	$1,283
Current finance lease liability	Accrued liabilities	41	50
Long-term operating lease liability	Other liabilities	1,860	1,988
Long-term finance lease liability	Other liabilities	20	23
Total lease liabilities		$2,976	$3,344

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating lease costs	$412	$404
Variable rent costs	(39)	(36)
Total rent expense	$373	$368

Future minimum lease payments under non-cancelable operating leases were as follows as of March 31, 2020 (amounts in thousands):

Year Ending December 31,
2020 - remaining 9 months	$1,468
2021	641
2022	545
2023	545
2024	544
Total future minimum lease payments	3,743
Less: Interest	828
Total operating lease liabilities	$2,915

Current operating lease liability	$1,055
Long-term operating lease liability	1,860
Total operating lease liabilities	$2,915

Future minimum lease payments under non-cancelable finance leases were as follows as of March 31, 2020 (amounts in thousands):

Year Ending December 31,
2020 - remaining 9 months	$56
2021	11
2022	10
2023	5
Total future minimum lease payments	82
Less: Interest	21
Total finance lease liabilities	$61

Current finance lease liability	$41
Long-term finance lease liability	20
Total finance lease liabilities	$61

Other information related to leases is as follows:

	Three Months Ended March 31,
(in thousands, except weighted-average data)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$14	$13
Interest on lease liabilities	1	2
Total finance lease cost	$15	$15

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$378	$404
Finance cash flows from finance leases	$13	$7
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$15
Weighted-average remaining lease term (years) - operating leases	3.7	4.0
Weighted-average remaining lease term (years) - finance leases	1.9	2.7
Weighted-average discount rate - operating leases	7%	7%
Weighted-average discount rate - finance leases	7%	7%

At March 31, 2020, we had no operating or finance leases that have not yet commenced.

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
Stock Options
A summary of the stock option activity for the three months ended March 31, 2020 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(in thousands, except share, per share and weighted-average data)

Balance, January 1, 2020	3,160,397	$1.18 - $7.37	$2.72	$14,460	1,835,799	$2.28	$9,198
Granted	20,000	$7.59	$7.59
Exercised	(316,504)	$1.27 - $4.43	$3.79
Canceled	(12,660)	3.37	$3.37
Balance, March 31, 2020	2,851,233	$1.18 - $7.59	$2.63	$10,142	1,632,952	$2.06	$6,691

(1)
The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the Nasdaq Capital Market, as applicable, on the respective dates.

At March 31, 2020, the outstanding stock options to purchase an aggregate of 2.9 million shares had a weighted-average remaining contractual term of 6.3 years, and the exercisable stock options to purchase an aggregate of 1.6 million shares had a weighted-average remaining contractual term of 4.5 years. The fair value of shares underlying vested options was $10.0 million at March 31, 2020. The fair value of shares underlying options exercised during the three months ended March 31, 2020 was $2.4 million.
For the three months ended March 31, 2020 and 2019 we recognized $0.2 million and $0.3 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $2.7 million in share-based compensation expense over the weighted-average remaining service period of 2.7 years for stock options outstanding as of March 31, 2020.
Restricted Stock and Restricted Stock Units

Historically, we have granted shares of restricted stock to certain employees that have vested in three equal annual installments on the anniversary dates of their grant. However, beginning in 2019, we altered our approach for these grants to replace the grant of restricted stock subject to time-based vesting with the grant of a combination of restricted stock units ("RSUs") subject to time-based vesting and performance-based vesting. Each RSU represents the contingent right to receive a single share of our common stock upon the vesting of the award. For the three months ended March 31, 2020, we granted an aggregate of 138,650 RSUs to certain employees. Of the RSUs granted during the three months ended March 31, 2020, 76,700 of such RSUs are subject to time-based vesting and are scheduled to vest in three equal annual installments on the anniversary dates of the grant. The remaining 61,950 RSUs are performance-based awards that will vest based on our achievement of long-term performance goals, in particular, based on our levels of 2022 revenue and operating income. The 61,950 shares issuable upon vesting of the performance-based RSUs represent the maximum payout under our performance-based awards, based upon 150% of our target performance for 2022 revenue and operating income (the payout of such awards based on target performance for 2022 revenue and operating income would be 41,300 shares). In the case of the time-based and performance-based RSUs, vesting is also subject to the employee's continuous service with us through vesting. During the three months ended March 31, 2020, no shares of restricted stock vested.

In addition, in conjunction with our 2018 and 2019 Annual Meetings of Stockholders, we granted RSUs to certain members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy (other members of our Board of Directors elected to receive their annual equity compensation for Board service in the form of stock units under our Deferred Compensation Plan as described below). RSUs granted to our non-employee Directors vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting. During the three months ended March 31, 2020, 55,668 RSUs vested.

The following table summarizes the number of unvested shares underlying our restricted stock awards and RSUs and the value of our unvested restricted stock awards and RSUs:

(in thousands, except share and per share data)	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance, January 1, 2020	502,102	$3.32	$1,665
Granted	138,650	6.43	892
Vested	(55,668)	3.27	(182)
Balance, March 31, 2020	585,084	$4.06	$2,375
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
Pursuant to our Deferred Compensation Plan, non-employee directors can elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. Stock units representing this equity compensation vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting.
The following is a summary of our stock unit activity under the Deferred Compensation Plan for the three months ended March 31, 2020:

(in thousands, except share and weighted-average data)	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, January 1, 2020	629,003	$2.09	$4,585
Granted	7,114	7.38	44
Balance, March 31, 2020	636,117	$2.15	$3,912
As of March 31, 2020, 37,546 of the outstanding stock units had not yet vested.

The following table details our equity transactions during the three months ended March 31, 2020:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
(in thousands, except share data)
Balance, January 1, 2020, as previously reported	—	$—	30,149,105	$32	1,639,791	$(4,337)	$88,022	$(16,248)	$67,469
Exercise of stock options	—	—	316,504	—	—	—	1,198	—	1,198
Share-based compensation	—	—	55,668	—	—	—	501	—	502
Net income	—	—	—	—	—	—	—	(1,116)	(1,116)
Forfeitures of restricted stock	—	—	(34,700)	—	—	—	(275)	—	(276)
Balance, March 31, 2020	—	$—	30,486,577	$32	1,639,791	$(4,337)	$89,446	$(17,364)	$67,777

The following table details our equity transactions during the three months ended March 31, 2019:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
(in thousands, except share data)
Balance, January 1, 2019, as previously reported	1,321,514	$1	27,956,401	$30	1,253,105	$(2,117)	$85,745	$(21,305)	$62,354
Exercise of stock options	—	—	189,312	—	—	—	185	—	185
Share-based compensation	—	—	—	—	—	—	343	—	343
Stock dividends to Carilion Clinic	—	—	—	—	—	—	83	(83)	—
Net income	—	—	—	—	—	—	—	1,126	1,126
Balance, March 31, 2019	1,321,514	$1	28,145,713	$30	1,253,105	$(2,117)	$86,356	$(20,262)	$64,008

10.	Revenue Recognition

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

The details are listed in the table below for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
		2020			2019
(in thousands)	Products and Licensing	Technology Development	Total	Products and Licensing	Technology Development	Total
	(unaudited)
Total Revenue by Geographic Location
United States	$4,624	$6,815	$11,439	$3,920	$6,641	$10,561
Asia	3,756	—	3,756	2,406	—	2,406
Europe	1,713	—	1,713	1,655	—	1,655
Canada, Central and South America	206	—	206	181	—	181
All Others	27	—	27	30	—	30
Total	$10,326	$6,815	$17,141	$8,192	$6,641	$14,833

Total Revenue by Major Customer Type
Sales to the U.S. government	$116	$6,688	$6,804	$785	$6,476	$7,261
U.S. direct commercial sales and other	4,508	127	4,635	3,135	165	3,300
Foreign commercial sales & other	5,702	—	5,702	4,272	—	4,272
Total	$10,326	$6,815	$17,141	$8,192	$6,641	$14,833

Total Revenue by Contract Type
Fixed-price contracts	$10,326	$3,768	$14,094	$8,192	$3,663	$11,855
Cost-type contracts	—	3,047	3,047	—	2,978	2,978
Total	$10,326	$6,815	$17,141	$8,192	$6,641	$14,833

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$10,241	$—	$10,241	$7,595	$—	$7,595
Goods/services transferred over time	85	6,815	6,900	597	6,641	7,238
Total	$10,326	$6,815	$17,141	$8,192	$6,641	$14,833

Total Revenue by Major Products/Services
Technology development	$—	$6,815	$6,815	$—	$6,641	$6,641
Test, measurement and sensing systems	9,761	—	9,761	7,343	—	7,343
Other	565	—	565	849	—	849
Total	$10,326	$6,815	$17,141	$8,192	$6,641	$14,833

Contract Balances

Our contract assets consist of unbilled amounts for technology development contracts as well as custom product contracts. Also included in contract assets are royalty revenue and carrying amounts of right of returned inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, right of return refund, and customer deposits. For the three months ended March 31, 2020, net contract assets/(liabilities) decreased $0.2 million, due primarily to a slight decrease in contract assets in addition to a larger decrease in contract liabilities. The decrease in contract assets is a result of our Fixed-Price contracts that have reached milestones as designated in their respective contracts.

The following table shows the components of our contract balances as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Contract assets	$3,098	$3,208
Contract liabilities	3,569	3,888
Net contract liabilities	$(471)	$(680)

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Products and Licensing segment's unfulfilled performance obligations was $14.3 million at March 31, 2020. We expect to satisfy 57% of the performance obligations in 2020, 17% in 2021 and the remainder by 2024. The approximate value of our Technology Development segment's unfulfilled performance obligations was $29.0 million at March 31, 2020. We expect to satisfy 58% of the performance obligations in 2020, 33% in 2021 and the remainder by 2022.

11.	Income Taxes

We and our subsidiaries file U.S. Federal income tax returns and income tax returns in various state, local and foreign jurisdictions.

For the three months ended March 31, 2020, our effective income tax rate was 30.24% compared to 252.30% for the three months ended March 31, 2019. Our effective income tax rate has fluctuated primarily because there was a valuation allowance release in 2019.

The effective tax rate for 2020 differs from the Federal statutory rate of 21%, primarily as a result of state taxes and permanent differences related to equity compensation.

The effective tax rate for 2019 differs from the Federal statutory rate of 21%, primarily as a result of the partial release of the valuation allowance related to the net operating loss carryforwards expected to be used to offset taxable income in the period and certain discrete items.

We consider both positive and negative evidence when evaluating the recoverability of our deferred tax assets ("DTAs").  The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e. greater than a 50% probability) that all or some portion of the DTAs will be realized in the future.  As of March 31, 2020, our valuation allowance was $0.4 million that relate to our dormant entities.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act includes significant business tax provisions that, among other things, include the removal of certain limitations on utilization of net operating losses, increase the loss carryback period for certain losses to five years, and inc rease the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We do not expect the CARES Act to have a significant impact on our tax obligations.

12.	Reportable Segments
Through March 31, 2020, our Chief Executive Officer and his direct reports collectively represented our chief operating decision makers, and they evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 13, 2020).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended March 31,
	2020	2019
(in thousands)	(unaudited)
Revenues:
Products and licensing	$10,326	$8,192
Technology development	6,815	6,641
Total revenues	$17,141	$14,833
Products and licensing operating income/(loss)	$19	$(961)
Technology development operating income	371	64
Total operating income/(loss)	$390	$(897)
Depreciation, products and licensing	$135	$159
Depreciation, technology development	$111	$98
Amortization, products and licensing	$404	$332
Amortization, technology development	$29	$28
The table below presents assets for reportable segments:

	March 31, 2020	December 31, 2019
(in thousands)	(unaudited)
Total segment assets:
Products and licensing	$46,440	$48,724
Technology development	38,519	37,800
Total assets	$84,959	$86,524
Property plant and equipment, and intangible assets, products and licensing	$21,690	$22,122
Property plant and equipment, and intangible assets, technology development	$2,011	$2,080

The U.S. government accounted for 40% and 49% of total consolidated revenues for the three months ended March 31, 2020 and 2019, respectively.
International revenues (customers outside the United States) accounted for 33% and 29% of total consolidated revenues for the three months ended March 31, 2020 and 2019, respectively. Customers in China represented 11% of total revenues in the three months ended March 31, 2020, while no other single country, outside of the United States, represented more than 10% of total revenues in the three months ended March 31, 2020 and 2019.

13.	Commitments and Contingencies

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of the dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and Macom receiving $1.9 million. We have recorded a loss from discontinued operations of $1.4 million, net of income tax benefit, to reflect the settlement of the dispute.
On July 31, 2018, we sold the assets associated with our Opto components business to an unaffiliated third party. The asset purchase agreement provides for additional consideration of up to $1.0 million contingent upon the achievement of a specified revenue level by the sold business during the 18 months following the sale. In addition, the asset purchase agreement provides for a potential adjustment to the consideration paid, either positive or negative, to the extent that working capital transferred to the buyer is greater or less than a specified target amount. We did not receive any of the additional $1.0 million of consideration because the minimum revenue targets were not achieved.
On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $19.0 million with an earn-out provision of up to $1.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. As of March 31, 2020, we expect to pay, and have included in our accrued liabilities, $1.0 million in additional cash consideration as a result of the successful completion of the earn-out provision.
We executed non-cancelable purchase orders totaling $1.9 million in the third quarter of 2019 for multiple shipments of tunable lasers to be delivered over an 18-month period. At March 31, 2020, approximately $0.8 million of these commitments remained and are expected to be delivered by December 31, 2020.
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

14.    Subsequent Event

On April 28, 2020, we were granted a loan (the “Loan”) from SVB in the aggregate amount of $4.5 million, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.
On May 4, 2020, we returned the full amount of the proceeds of the loan to SVB. The decision to return the proceeds was based on the revised guidance issued by the U.S. Department of Treasury and the Small Business Administration subsequent to our application for the PPP Loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the section entitled “Risk Factors” under Item 1A of Part II of this report, may contain  forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these statutes, including those relating to future events or our future financial performance. In some cases, you can identify these forward looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “might,” “estimates,” “believes,” “should,” “projects,” “predicts,” “potential” or “continue,” or the negative of those words and other comparable words, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements are only predictions and may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance and plans for growth and future operations, the potential impacts of the COVID-19 pandemic on our business, operations and financial results, as well as assumptions relating to the foregoing.
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

We are organized into two reporting segments, the Products and Licensing segment and the Technology Development segment. Our Products and Licensing segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. We continue to develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy, and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Products and Licensing segment revenues represented 60% and 55% of our total revenues for the three months ended March 31, 2020 and 2019, respectively. The Products and Licensing segment revenues were $10.3 million and $8.2 million for the three months ended March 31, 2020 and 2019, respectively.
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

We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Products and Licensing segment backlog was $14.3 million at March 31, 2020 and $16.1 million at December 31, 2019. The backlog at March 31, 2020 is expected to be recognized as revenue in the future as follows:

(in thousands)	2020	2021	2022	2023	2024 and beyond	Total
Products and Licensing	$8,119	$2,382	$2,454	$1,321	$48	$14,324
The Technology Development segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 40% and 45% of our total revenues for the three months ended March 31, 2020 and 2019, respectively. Most of the government funding for our Technology Development segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Technology Development segment revenues were $6.8 million and $6.6 million for the three months ended March 31, 2020 and 2019.
Within the Technology Development segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our Technology Development segment backlog was $29.0 million at March 31, 2020 and $31.3 million at December 31, 2019. The backlog at March 31, 2020 is expected to be recognized as revenue in the future as follows:

(in thousands)	2020	2021	2022	2023	2024 and beyond	Total
Technology Development
Funded	$14,647	$7,162	$1,737	$—	$—	$23,546
Unfunded	$2,195	$2,469	$794	$—	$—	$5,458
On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $19.0 million with an earn-out provision of up to $1.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. As of March 31, 2020, we expect to pay, and have included in our accrued liabilities, $1.0 million in additional cash consideration as a result of the successful completion of the earn-out provision.
We may also grow our business in part through acquisitions of additional companies and complementary technologies, which could cause us to incur transaction expenses, amortization or write-offs of intangible assets and other acquisition-related expenses.
Description of Revenues, Costs and Expenses
Impact of COVID-19 Pandemic
The broader impact of the recent COVID-19 pandemic on our results of operations and overall financial performance remains uncertain. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. In addition, we have experienced minor impacts on our supply chain that we have managed. For example, in cases where there were delays we relied on our inventory of components to continue production. There is no guarantee we will be able to manage through future delays in our supply chain. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic on our business.
Revenues

We generate revenues from product sales, commercial product development and licensing and technology development activities. Our Products and Licensing segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 60% and 55% of our total revenues for the three months ended March 31, 2020 and 2019, respectively.
We derive Technology Development segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years, and recognize these revenues over the life of the contract as costs are incurred. The Technology Development segment revenues represented 40% and 45% of total revenues for the three months ended March 31, 2020 and 2019, respectively.
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
The COVID-19 pandemic is expected to result in a slowdown of economic activity that is likely to interrupt business operations across the globe. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of our financial statements included in this report, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the financial statements as soon as they become known.
Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on March 13, 2020.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Difference	% Difference
Revenues:
Products and licensing	$10,326	$8,192	$2,134	26%
Technology development	6,815	6,641	174	3%
Total revenues	$17,141	$14,833	$2,308	16%
Our Products and Licensing segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, Phoenix 1200, optical components and sub-assemblies and sales of our Hyperion platforms. Products and Licensing segment revenues for the three months ended March 31, 2020 increased $2.1 million, or 26%, to $10.3 million compared to $8.2 million for the three months ended March 31, 2019. The increase for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, resulted primarily from $1.8 million of revenues realized from the legacy business of GP during the period. Continued growth in sales of our communications test instruments also contributed to this increase.
Revenues from our Technology Development segment for the three months ended March 31, 2020 increased $0.2 million, or 3%, to $6.8 million compared to $6.6 million for the three months ended March 31, 2019. The increase in Technology Development segment revenues continues a growth trend experienced over the past three years largely driven by successes in second Phase 2 SBIR awards as well as non-SBIR awards. The increase for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was realized primarily in our advanced materials and optical systems groups. As Phase 2, second Phase 2 and non-SBIR contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Difference	% Difference
Cost of revenues:
Products and licensing	$3,862	$3,249	$613	19%
Technology development	4,915	4,816	99	2%
Total cost of revenues	8,777	8,065	712	9%
Gross profit	$8,364	$6,768	$1,596	24%
The cost of Products and Licensing segment revenues increased by $0.6 million, or 19%, to $3.9 million for the three months ended March 31, 2020, compared to $3.2 million for the three months ended March 31, 2019. This increase in cost of revenues primarily resulted from the additional revenues from the legacy business of GP as well as the organic growth in sales of our communications test equipment. The 19% increase in cost of Products and Licensing segment revenues is consistent with our 26% increase in associated revenue as described above.
The cost of Technology Development segment revenues for the three months ended March 31, 2020 increased $0.1 million, or 2%, to $4.9 million compared to $4.8 million for the three months ended March 31, 2019. The increase in cost of Technology Development segment revenues was primarily attributable to additional labor and material costs associated with performing our awarded contracts. The 2% increase in cost of Technology Development segment revenues is consistent with our 3% increase in associated revenue as described above.
Our overall gross margin increased to 49% for the three months ended March 31, 2020, compared to 46% for the three months ended March 31, 2019, primarily as a result of our revenue mix, with Products and Licensing segment revenues representing a larger portion of our total revenues during the three months ended March 31, 2020.
Operating Expense

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$6,377	$6,207	$170	3%
Research, development and engineering	1,597	1,458	139	10%
Total operating expense	$7,974	$7,665	$309	4%
Our selling, general and administrative expense increased $0.2 million, or 3%, to $6.4 million for the three months ended March 31, 2020, compared to $6.2 million for the three months ended March 31, 2019. Selling, general and administrative expense increased primarily due to the additional expenses associated with the legacy business of GP.
Research, development and engineering expense increased $0.1 million, or 10%, to $1.6 million for the three months ended March 31, 2020, compared to $1.5 million for the three months ended March 31, 2019, due to the additional research, development and engineering expenses associated with the legacy business of GP.
Investment Income
Investment income was $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, we invested a portion of our cash in funds holding U.S. treasury securities.
Income Tax Expense/(Benefit)
For the three months ended March 31, 2020, we recognized an income tax expense from continuing operations of $0.1 million, compared to an income tax benefit from continuing operations of $1.9 million for the three months ended March 31, 2019, respectively. The income tax benefit in 2019 was due to a reduction in our deferred tax asset valuation allowances as a result of the acquisition of GP.
Income From Continuing Operations
During the three months ended March 31, 2020, we recognized income from continuing operations before income taxes of $0.5 million compared to a loss from continuing operations before income taxes of $0.7 million for the three months ended March 31, 2019. After tax, our net income from continuing operations was $0.3 million compared to $1.1 million for the three months ended March 31, 2020 and 2019, respectively.
Net Loss From Discontinued Operations
For the three months ended March 31, 2020, our net loss from discontinued operations of $1.4 million represented the after-tax loss on sale of our High Speed Optical Receiver ("HSOR") business. In March 2020, we settled the notice of claim dispute with Macom Technology Solutions, Inc. ("Macom") resulting in us receiving $0.6 million and Macom receiving $1.9 million. There were no results from discontinued operations for the three months ended March 31, 2019.

Liquidity and Capital Resources
At March 31, 2020, our total cash and cash equivalents were $26.3 million.

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

We believe that our cash balance as of March 31, 2020 in addition to amounts available to us under our Revolving Line will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents and borrowing capacity under the Revolving Line described above, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Discussion of Cash Flows

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Difference
Net cash (used in)/provided by operating activities	$(302)	$1,597	$(1,899)
Net cash provided by/(used in) investing activities	435	(19,280)	19,715
Net cash provided by/(used in) financing activities	1,185	(197)	1,382
Net increase/(decrease) in cash and cash equivalents	$1,318	$(17,880)	$19,198
During the first three months of 2020, the $0.3 million of net cash used in operating activities consisted of our net loss of $1.1 million, which included non-cash charges for depreciation and amortization of $0.7 million, share-based compensation of $0.2 million, a net cash outflow of $1.4 million from changes in working capital all partially reduced by a net loss from discontinued operations of $1.4 million. The changes in working capital include decreases in accounts payable and accrued expenses of $0.8 million, in contract liabilities of $0.3 million and an increase in inventory of $0.9 million, all partially offset by a decrease in accounts receivable of $0.7 million.
During the first three months of 2019, the $1.6 million of net cash provided by operating activities consisted of our net income of $1.1 million, which included non-cash charges for depreciation and amortization of $0.6 million and share-based compensation of $0.3 million, and a net cash inflow of $1.4 million from changes in working capital all partially reduced by the $1.9 million tax benefit from the release of valuation allowances as a result of the GP acquisition. The changes in working capital included a decrease in accounts receivable of $1.1 million and a decrease in accounts payable and accrued expenses of $1.2 million, all partially offset by increases in contract assets of $0.4 million and inventory of $0.5 million.
Cash provided by investing activities during the three months ended March 31, 2020 included $0.6 million in proceeds from sale discontinued operations, partially offset by $0.1 million of fixed asset additions and $0.1 million of capitalized intellectual property costs, compared to $0.2 million of fixed asset additions and $0.1 million of capitalized intellectual property costs during the three months ended March 31, 2019. During the three months ended March 31, 2019, cash used in investing activities also included $19.0 million to acquire the operations of GP.
Net cash provided by financing activities during the three months ended March 31, 2020 consisted primarily of proceeds from the exercise of stock options of $1.2 million. Net cash used in financing activities during the three months ended March 31, 2019 consisted primarily of $0.4 million of payments on long-term debt obligations, partially offset by $0.2 million in proceeds received from the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2020.

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
The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended March 31, 2020.
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
Foreign Currency Exchange Rate Risk
As of March 31, 2020, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of the dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and Macom receiving $1.9 million. We have recorded a loss from discontinued operations of $1.4 million net of income tax benefit for the three months ended March 31, 2020 to reflect the settlement of the dispute.

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
We primarily rely on third-party vendors for the manufacture of the specialized components used in our products. The highly specialized nature of our supply requirements poses risks that we may not be able to locate additional sources of the specialized components required in our business. For example, there are few manufacturers who produce the special lasers used in our optical test equipment. Our reliance on these vendors subjects us to a number of risks that could negatively affect our ability to manufacture our products and harm our business, including interruption of supply, including as a result of the COVID-19 pandemic. Although we are now manufacturing tunable lasers in low-rate initial production, we expect our overall reliance on third-party vendors to continue. Any significant delay or interruption in the supply of components, or our inability to obtain substitute components or materials from alternate sources at acceptable prices and in a timely manner could impair our ability to meet the demand of our customers and could harm our business.
We depend upon outside contract manufacturers for a portion of the manufacturing process for some of our products. Our operations and revenue related to these products could be adversely affected if we encounter problems with these contract manufacturers.
Many of our products are manufactured internally. However, we also rely upon contract manufacturers to produce the finished portion of certain lasers. Our reliance on contract manufacturers for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality control and costs. If the contract manufacturer for our products were unable or unwilling to manufacture our products in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products, including as a result of the COVID-19 pandemic, would require us to reduce the supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the three months ended March 31, 2020 and 2019, revenues generated under the SBIR program represented 38% and 43%, respectively, of our total revenues.

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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2020, we had approximately 277 full-time and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Technology Development segment revenues, which consist primarily of government-funded research, accounted for 40% and 45% of our consolidated total revenues for the three months ended March 31, 2020 and 2019, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
Many factors beyond our control affect our business, including consumer confidence in the economy, interest rates, fuel prices, health crises, such as the COVID-19 pandemic, and the general availability of credit. The overall economic climate and changes in Gross National Product growth have a direct impact on some of our customers and the demand for our products. We cannot be sure that our business will not be adversely affected as a result of an industry or general economic downturn.
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
Global economic and political conditions affect our customers’ businesses and the markets they serve. A severe or prolonged economic downturn, including during and following the COVID-19 pandemic, or a negative or uncertain political climate could adversely affect our customers’ financial conditions and the timing or levels of business activity of our customers and the industries we serve. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected as a result.
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
Our gross profit margins vary among our product platforms and are generally highest on our test and measurement instruments. Our overall gross profit may fluctuate from period to period as a result of a variety of factors including shifts in product mix, the introduction of new products, and decreases in average selling prices for older products. If our customers decide to buy more of our products with low gross profit margins or fewer of our products with high gross profit margins, our total gross profits could be harmed.
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
We do not know the impact that these regulatory, geopolitical and other factors may have on our international business in the future. Further, the developing situation regarding the public health epidemic originating in China, has prompted precautionary government-imposed closures of certain travel and business. It is unknown whether and how global supply chains, may be affected if such an epidemic persists for an extended period of time.  We may incur expenses or delays relating to such events outside of our control or experience potential disruption of our ability to travel to customer sites and industry conferences important to the marketing and support of our products, any of which could have an adverse impact on our business, operating results and financial condition.

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
Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our customers and suppliers operate.
In December 2019, a disease referred to as COVID-19 was reported and has spread to many countries worldwide, including the United States.
The ongoing global COVID-19 pandemic has impacted, and will likely continue to impact, the way we conduct our business, including the way in which we interface with customers, suppliers and our employees. Although to date we have not experienced any material changes in our customers’ purchasing patterns during the COVID-19 pandemic, it is possible that the pandemic could result in customers delaying purchasing decisions, deferring the ordering of our products or experiencing reductions in capital expenditure budgets that could otherwise impact the near term demand for our products.  Similarly, while we have not experienced any material changes in our supply chain, it is possible that suppliers could experience difficulty in providing us with necessary components for our products.  If the demand for our products, or our access to critical components were to be interrupted, it could have a material adverse impact on our results of operations.
The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers and suppliers. We have implemented alternate work arrangements, including staggered schedules and shifts, distancing within our offices and working from home for most of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed under these alternate work arrangements, there is no guarantee that we will be as effective while working under them because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential customers, longer time periods for supply, longer time periods for manufacturing and other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which could seriously harm our business.
In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.
The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change.  We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole.  While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.
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
Our facilities and current and proposed activities involve the use of a broad range of materials that are considered hazardous under applicable laws and regulations. Accordingly, we are subject to a number of foreign, federal, state and local laws and regulations relating to health and safety, protection of the environment and the storage, use, disposal of, and exposure to, hazardous materials and wastes. We could incur costs, fines and civil and criminal penalties, personal injury and third-party property damage claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental, health and safety laws. Moreover, a failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could prevent us from conducting our business. Liability under environmental laws can be joint and several and without regard to fault. There can be no assurance that violations of environmental and health and safety laws will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. Accordingly, violations of present and future environmental laws could restrict our ability to expand facilities, pursue certain technologies, and could require us to acquire costly equipment or incur potentially significant costs to comply with environmental regulations.
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

The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $9.32 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

•	sales of our common stock by our significant stockholders, or the perception that such sales may occur;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	changes in our status as an entity eligible to receive SBIR contracts and grants;

•	quarterly variations in our or our competitors’ results of operations;

•	challenges integrating our recent or future acquisitions, including the inability to realize any expected synergies;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	announcements by us, or by our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	pending or threatened litigation;

•	any major change in our board of directors or management or any competing proxy solicitations for director nominees;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	announcements related to patents issued to us or our competitors;

•	a lack of, limited or negative industry or securities analyst coverage;

•	health epidemics, including the recent COVID-19 pandemic;

•	discussions of our company or our stock price by the financial and scientific press and online investor communities; and

•	general developments in our industry.

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
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. While we have established certain procedures and controls over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future. Our independent registered public accounting firm is also required, pursuant to Section 404, to attest to, and report on, management's assessment of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2020
Not applicable.
(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
(c) Purchases of Equity Securities by the Registrant
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
First Amendment to Commercial Lease, dated as of February 20, 2020, by and between SBA Tenant, LLC and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 000-52008) filed on March 13, 2020).

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (iv) Notes to Unaudited Consolidated Financial Statements.

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

Luna Innovations Incorporated
Date:	May 7, 2020	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)