Form 10-Q
period 2020-06-30
LUNA INNOVATIONS INC
filed 2020-08-06
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2020, there were 30,798,535 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,506	$25,006
Accounts receivable, net	16,435	16,269
Receivable from sale of HSOR business	—	2,501
Contract assets	3,220	2,759
Inventory, net	11,231	10,294
Prepaid expenses and other current assets	1,691	1,287
Total current assets	59,083	58,116
Property and equipment, net	3,078	3,466
Intangible assets, net	9,544	10,194
Goodwill	10,542	10,542
Long-term contract assets	496	449
Other assets	7,053	2,341
Deferred tax asset	1,426	1,416
Total assets	$91,222	$86,524
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Accounts payable	$2,763	$2,787
Accrued liabilities	8,150	10,369
Contract liabilities	3,368	3,888
Total current liabilities	14,281	17,044
Other long-term liabilities	7,140	2,011
Total liabilities	21,421	19,055
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 32,470,276 and 31,788,896 shares issued, 30,797,535 and 30,149,105 shares outstanding at June 30, 2020 and December 31, 2019, respectively	32	32
Treasury stock at cost, 1,672,741 and 1,639,791 shares at June 30, 2020 and December 31, 2019, respectively	(4,541)	(4,337)
Additional paid-in capital	90,305	88,022
Accumulated deficit	(15,995)	(16,248)
Total stockholders’ equity	69,801	67,469
Total liabilities and stockholders’ equity	$91,222	$86,524
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues:
Lightwave	$12,933	$12,523	$24,487	$22,041
Luna Labs	5,643	5,291	11,230	10,606
Total revenues	18,576	17,814	35,717	32,647
Cost of revenues:
Lightwave	5,181	5,334	10,066	9,613
Luna Labs	3,878	3,728	7,770	7,514
Total cost of revenues	9,059	9,062	17,836	17,127
Gross profit	9,517	8,752	17,881	15,520
Operating expense:
Selling, general and administrative	6,202	6,003	12,579	12,229
Research, development and engineering	1,505	1,735	3,102	3,193
Total operating expense	7,707	7,738	15,681	15,422
Operating income	1,810	1,014	2,200	98
Other income/(expense):
Investment income	4	77	64	268
Other (expense)/income	(4)	(3)	5	(4)
Interest expense	(1)	—	(1)	(13)
Total other (expense)/income	(1)	74	68	251
Income from continuing operations before income taxes	1,809	1,088	2,268	349
Income tax expense/(benefit)	440	247	579	(1,618)
Net income from continuing operations	1,369	841	1,689	1,967
Loss from discontinued operations, net of income tax of $464	—	—	(1,436)	—
Net income	1,369	841	253	1,967
Preferred stock dividend	—	90	—	173
Net income attributable to common stockholders	$1,369	$751	$253	$1,794
Net income per share from continuing operations:
Basic	$0.04	$0.03	$0.06	$0.07
Diluted	$0.04	$0.02	$0.05	$0.06
Net loss per share from discontinued operations:
Basic	$—	$—	$(0.05)	$—
Diluted	$—	$—	$(0.04)	$—
Net income per share attributable to common stockholders:
Basic	$0.04	$0.03	$0.01	$0.06
Diluted	$0.04	$0.02	$0.01	$0.05
Weighted average shares:
Basic	30,589,249	28,246,840	30,484,797	28,143,534
Diluted	32,466,122	33,650,790	32,494,950	33,588,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Six Months Ended June 30,
	2020	2019

Cash flows provided by operating activities
Net income	$253	$1,967
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,363	1,166
Share-based compensation	843	721
Bad debt expense	(26)	—
Loss on disposal of fixed assets	4	—
Loss from discontinued operations, net of tax	1,436	—
Deferred taxes	(10)	—
Change in assets and liabilities
Accounts receivable	(139)	713
Contract assets	(508)	(721)
Inventory	(937)	(161)
Other current assets	(404)	(18)
Accounts payable and accrued expenses	(1,286)	(2,314)
Contract liabilities	(520)	(235)
Net cash provided by operating activities	69	1,118
Cash flows provided by/(used in) investing activities
Acquisition of property and equipment	(111)	(406)
Intangible property costs	(192)	(137)
Proceeds from sale of property and equipment	1	—
Proceeds from sale of discontinued operations	600	—
Acquisition of General Photonics Corporation	—	(19,004)
Net cash provided by/(used in) investing activities	298	(19,547)
Cash flows provided by/(used in) financing activities
Payments on finance lease obligations	(26)	(15)
Payments of debt obligations	—	(625)
Repurchase of common stock	(204)	(220)
Proceeds from the exercise of options and warrants	1,363	367
Net cash provided by/(used in) financing activities	1,133	(493)
Net increase/(decrease) in cash and cash equivalents	1,500	(18,922)
Cash and cash equivalents—beginning of period	25,006	42,460
Cash and cash equivalents—end of period	$26,506	$23,538
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$13
Cash paid for income taxes	$29	$687
Non-cash investing and financing activities
Contingent liability for business combination	$—	$915
Dividend on preferred stock, 39,646 shares of common stock issuable for the six months ended June 30, 2019	$—	$173
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2020, results of operations and changes in stockholders' equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The consolidated balance sheet as of December 31, 2019 was derived from our audited consolidated financial statements. The COVID-19 pandemic has resulted in a global slowdown of economic activity. While the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use reasonably available information to assess certain accounting matters including, but not limited to, accounts receivable, inventory and the carrying value of goodwill and other long-lived tangible and intangible assets. While the assessments have not resulted in any material impacts to our financial statements as of June 30, 2020, we believe the full impact of the pandemic remains uncertain and ongoing developments related to the pandemic may cause material impacts to our consolidated financial statements.
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
Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation approaches can be used to determine fair value, each requiring different valuation inputs. The following hierarchy classifies the inputs used to determine fair value into three levels:

•Level 1—Quoted prices for identical instruments in active markets.
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable.
•Level 3—Valuations derived from valuation techniques in which significant value drivers are unobservable.
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
Reportable Segments
We have two operating and reportable segments: Lightwave and Luna Labs.

During the three months ended June 30, 2020, we changed our reportable segments to Lightwave and Luna Labs to align with how our Chief Operating Decision Maker (CODM) evaluates segment performance and allocates resources to the segments. Prior to the three months ended June 30, 2020, we reported under two different reporting segments, Products and Licensing and Technology Development. We have reflected these new segment measures beginning in the three months ended June 30, 2020 and prior periods have been restated for comparability.

The Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. The Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences.
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
The effects of 1.9 million and 5.4 million common stock equivalents are included for the diluted per share data for the three months ended June 30, 2020 and 2019, respectively. The effects of 2.0 million and 5.4 million common stock equivalents are included for the diluted per share data for the six months ended June 30, 2020 and 2019, respectively. Stock options and deferred stock units credited to our directors under our non-employee deferred compensation plan are included in our common stock equivalents for the three and six months ended June 30, 2020 and 2019.  In addition, accrued stock dividends and preferred stock are also included for the three and six months ended June 30, 2019.

Recently Adopted Accounting Pronouncements

        In January 2017, the FASB issued ASU 2017-04 Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test which previously measured a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount. We adopted ASU 2017-04, effective January 1, 2020. As a result of adopting the new rules, we compare the estimated fair value of our reporting segments to their respective carrying values when evaluating the recoverability of goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment charge will be recognized for the amount by which its carrying value exceeds the reporting unit's fair value; however, the loss recognized will not exceed the goodwill allocated to the reporting unit. The adoption of ASU 2017-04 did not have a significant impact on our consolidated financial statements.
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

        In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which requires companies to measure financial assets at an amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity's current estimate of all expected credit losses. ASU 2016-13 is applicable to our trade receivables. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2022. We are currently in the process of evaluating the impact of ASU 2016-13, but we do not expect the adoption of these new accounting rules to have a significant impact on our consolidated financial statements

2. Discontinued Operations
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Lightwave segment (and which was previously included in our Products and Licensing segment in prior periods), to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash was received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of a dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and the buyer receiving $1.9 million. We have recorded a loss from discontinued operations of $1.4 million, net of tax benefit, for the six months ended June 30, 2020, to reflect the settlement of the dispute. There were no results from discontinued operations for the three months ended June 30, 2020 and 2019 or for the six months ended June 30, 2019.
        The following table presents a summary of the transactions related to the sale of the HSOR business for the six months ended June 30, 2020:

Six Months Ended June 30, 2020
(in thousands)
Settlement of HSOR receivable	$1,900
Loss on sale	1,900

Allocated income tax benefit	(464)
Loss from discontinued operations, net of related income tax	$1,436

3. Intangible assets, net

        Intangible assets, net at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
(in thousands)
Patent costs	$5,484	$5,291
Developed technology	9,800	$9,800
In-process research & development	1,580	$1,580
Customer base	700	$700
Trade names and trademarks	550	$550
	18,114	$17,921
Accumulated amortization	(8,570)	$(7,727)
	$9,544	$10,194

        Amortization for the three and six months ended June 30, 2020 was $0.4 million and $0.9 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at June 30, 2020, for each of the next five years and beyond is as follows (amounts in thousands):

Year Ending December 31,
2020 - remaining 6 months	$845
2021	1,679
2022	1,529
2023	1,456
2024	1,266
2025 & beyond	2,769
Total	$9,544

4.Goodwill

        Goodwill was approximately $10.5 million at June 30, 2020 and December 31, 2019 and has been allocated to the Lightwave segment.

5.Inventory, net
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	June 30, 2020	December 31, 2019
(in thousands)
Finished goods	$2,195	$1,695
Work-in-process	1,423	1,008
Raw materials	7,613	7,591
Total inventory, net	$11,231	$10,294

6. Accrued Liabilities

Accrued liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
(in thousands)
Accrued compensation	$5,360	$6,416
Accrued professional fees	153	113
Accrued income tax	956	716
Current operating lease liability	868	1,283
Current finance lease liability	29	50
Royalties	147	365
Accrued liabilities - other	637	426
Contingent liability - General Photonics	—	1,000
Total accrued liabilities	$8,150	$10,369
7.Debt
Silicon Valley Bank Facility
        We maintained a Loan and Security Agreement with SVB (the "Credit Facility") under which we had a term loan with an original borrowing amount of $6.0 million (the “Original Term Loan”). The Original Term Loan carried a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. The Original Term Loan matured and was repaid in May 2019.
        On October 10, 2019, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB, which amended and restated in its entirety our previous Credit Facility. Under the Loan Agreement, SVB agreed to make advances available up to $10.0 million (the “Revolving Line”). If we borrow from the Revolving Line, such borrowing would carry a floating annual interest rate equal to the greater of (i) the Prime Rate (as defined in the Loan Agreement) then in effect plus 1% or (ii) 6%. Amounts borrowed under the Revolving Line may be repaid and, prior to the Revolving Line Maturity Date (defined below), reborrowed. The Revolving Line terminates on October 10, 2020 (the “Revolving Line Maturity Date”), unless earlier terminated by us. As of June 30, 2020, no amounts have been borrowed under this Loan Agreement.
        Amounts due under the Loan Agreement are secured by our assets, including all personal property, inventory and bank accounts; however, intellectual property is not secured under the Loan Agreement. The inventory used to secure the amount due does not include demo or loaner equipment with an aggregate book value up to $1.0 million. The Loan Agreement requires us to observe a number of financial and operational covenants, including maintenance of a specified Liquidity Coverage Ratio (as defined in the Loan Agreement), protection and registration of intellectual property rights and customary negative covenants. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of June 30, 2020, there were no events of default on the Credit Facility.

On April 28, 2020, we were granted a loan (the "Loan") from SVB in the aggregate amount of $4.5 million, pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the CARES Act, which was enacted March 27, 2020.
On May 4, 2020, we returned the full amount of the proceeds of the Loan to SVB. The decision to return the proceeds was based on the revised guidance issued by the U.S. Department of Treasury and the Small Business Administration subsequent to our application for the Loan.
Interest expense, net for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense on Term Loans	$—	$1	$—	$8
Amortization of debt issuance costs	—	(2)	—	1
Other interest expense	1	1	1	4
Total interest expense, net	$1	$—	$1	$13
8.Leases

        We recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet for those leases classified as operating or finance leases with terms greater than twelve months.

        We have operating leases for our facilities, which have remaining terms ranging from 1 to 10 years. Most of our leases do not have an option to extend the lease period beyond the stated term unless the new term is agreed to by both parties. They also do not have an early termination clause included. Our operating lease agreements do not contain any material restrictive covenants. Some of our operating lease agreements contain variable payment provisions that provide for rental increases based on consumer price indices. The change in rent expense resulting from changes in these indices are included within variable rent.

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

        Our lease components included in the consolidated balance sheets were as follows:

Lease component	Classification	June 30, 2020	December 31, 2019
(in thousands)
Assets
ROU assets - operating lease	Other assets	$6,975	$2,236
ROU assets - finance lease	Other assets	43	70
Total ROU assets		$7,018	$2,306

Liabilities
Current operating lease liability	Accrued liabilities	$868	$1,283
Current finance lease liability	Accrued liabilities	29	50
Long-term operating lease liability	Other liabilities	7,122	1,988
Long-term finance lease liability	Other liabilities	18	23
Total lease liabilities		$8,037	$3,344

        Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease costs	$367	$405	$779	$808
Variable rent costs	25	(48)	(14)	(73)
Total rent expense	$392	$357	$765	$735

        Future minimum lease payments under non-cancelable operating and finance leases were as follows as of June 30, 2020 (amounts in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2020 - remaining 6 months	$707	$28
2021	1,308	11
2022	1,232	10
2023	1,252	5
2024	1,273	—
2025 and beyond	4,634	—
Total future minimum lease payments	10,406	54
Less: interest	2,416	7
Total operating lease liabilities	$7,990	$47

Current operating lease liability	$868	$29
Long-term operating lease liability	7,122	18
Total operating lease liabilities	$7,990	$47

        Other information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except weighted-average data)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$14	$10	$27	$22
Interest on lease liabilities	1	—	2	2
Total finance lease cost	$15	$10	$29	$24

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$367	$405	$744	$808
Finance cash flows from finance leases	$13	$9	$26	$15
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,531	$—	$5,531	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$15
Weighted-average remaining lease term (years) - operating leases	8.3	3.9	3.7	3.9
Weighted-average remaining lease term (years) - finance leases	1.9	3.9	1.9	3.9
Weighted-average discount rate - operating leases	6%	7%	6%	7%
Weighted-average discount rate - finance leases	7%	7%	7%	7%

        At June 30, 2020, we had no additional operating or finance leases that had not yet commenced. As of the date of filing of this report, we have an additional operating lease not yet commenced with a potential lease liability of $1.3 million and a term of 3 years.

9.Capital Stock and Share-Based Compensation
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
Stock Options

A summary of the stock option activity for the six months ended June 30, 2020 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(in thousands, except share, per share and weighted-average data)

Balance, January 1, 2020	3,160,397	$1.18 - $7.37	$2.72	$14,460	1,835,799	$2.28	$9,198
Granted	20,000	$7.59	$7.59
Exercised	(662,965)	$1.27 - $4.43	$2.90
Canceled	(99,187)	$1.38 - $4.75	$3.35
Balance, June 30, 2020	2,418,245	$1.18 - $7.59	$2.68	$7,767	1,309,606	$2.07	$4,953

(1)The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the Nasdaq Capital Market, as applicable, on the respective dates.

At June 30, 2020, the outstanding stock options to purchase an aggregate of 2.4 million shares had a weighted-average remaining contractual term of 6.4 years, and the exercisable stock options to purchase an aggregate of 1.3 million shares had a weighted-average remaining contractual term of 4.7 years. The fair value of shares underlying vested options was $7.6 million at June 30, 2020. The fair value of shares underlying options exercised during the six months ended June 30, 2020 was $4.3 million.
For the six months ended June 30, 2020 and 2019 we recognized $1.0 million and $0.7 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $2.4 million in share-based compensation expense over the weighted-average remaining service period of 2.5 years for stock options outstanding as of June 30, 2020.

Restricted Stock and Restricted Stock Units

Historically, we have granted shares of restricted stock to certain employees that have vested in three equal annual installments on the anniversary dates of their grant. However, beginning in 2019, we altered our approach for these grants to replace the grant of restricted stock subject to time-based vesting with the grant of a combination of restricted stock units ("RSUs") subject to time-based vesting and performance-based vesting. Each RSU represents the contingent right to receive a single share of our common stock upon the vesting of the award. For the six months ended June 30, 2020, we granted an aggregate of 138,650 RSUs to certain employees. Of the RSUs granted during the six months ended June 30, 2020, 76,700 of such RSUs are subject to time-based vesting and are scheduled to vest in three equal annual installments on the anniversary dates of the grant. The remaining 61,950 RSUs are performance-based awards that will vest based on our achievement of long-term performance goals, in particular, based on our levels of 2022 revenue and operating income. The 61,950 shares issuable upon vesting of the performance-based RSUs represent the maximum payout under our performance-based awards, based upon 150% of our target performance for 2022 revenue and operating income (the payout of such awards based on target performance for 2022 revenue and operating income would be 41,300 shares). In the case of the time-based and performance-based RSUs, vesting is also subject to the employee's continuous service with us through vesting. During the six months ended June 30, 2020, 137,999 shares of restricted stock vested and 55,668 shares of RSUs issued to employees vested.

In addition, in conjunction with our 2018, 2019, and 2020 Annual Meetings of Stockholders, we granted RSUs to certain members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy (other members of our Board of Directors elected to receive their annual equity compensation for Board service in the form of stock units under our Deferred Compensation Plan as described below). RSUs granted to our non-employee Directors vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting. For the six months ended June 30, 2020, we granted 10,652 RSUs to certain non-employee members of our Board of Directors in respect of the annual equity grants pursuant to our non-employee director compensation policy. During the six months ended June 30, 2020, 11,600 RSUs issued pursuant to our non-employee director compensation policy vested.

Unamortized restricted stock and RSUs expense at June 30, 2020 that will amortize over the weighted-average remaining service period of 1.5 years totaled $1.8 million.

The following table summarizes the number of unvested shares underlying our restricted stock awards and RSUs and the value of our unvested restricted stock awards and RSUs:

(in thousands, except share and weighted-average share data)	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance, January 1, 2020	502,102	$3.32	$1,665
Granted	149,302	6.48	967
Vested	(205,267)	2.86	(587)
Balance, June 30, 2020	446,137	$4.58	$2,045
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
Pursuant to our Deferred Compensation Plan, non-employee directors can also elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. Stock units representing this equity compensation vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting.
The following is a summary of our stock unit activity under the Deferred Compensation Plan for the six months ended June 30, 2020:

(in thousands, except stock units and weighted-average share data)	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, January 1, 2020	629,003	$2.09	$4,585
Granted	39,863	6.87	233
Issued	(47,377)	1.65	—
Balance, June 30, 2020	621,489	$2.33	$3,629
As of June 30, 2020, 24,855 of the outstanding stock units had not yet vested.

The following table details our equity transactions during the six months ended June 30, 2020:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
(in thousands, except share data)
Balance, January 1, 2020, as previously reported	—	$—	30,149,105	$32	1,639,791	$(4,337)	$88,022	$(16,248)	$67,469
Exercise of stock options	—	—	316,504	—	—	—	1,198	—	1,198
Share-based compensation	—	—	55,668	—	—	—	501	—	502
Net income	—	—	—	—	—	—	—	(1,116)	(1,116)
Forfeitures of restricted stock	—	—	(34,700)	—	—	—	(275)	—	(276)
Balance, March 31, 2020	—	$—	30,486,577	$32	1,639,791	$(4,337)	$89,446	$(17,364)	$67,777
Exercise of stock options	—	—	346,461	—	—	—	726	—	726
Share-based compensation	—	—	11,600	—	—	—	465	—	465
Deferred compensation issuance	—	—	47,377	—	—	—	78	—	78
Net income	—	—	—	—	—	—	—	1,369	1,369
Forfeitures of restricted stock	—	—	(61,530)	—	—	—	(410)	—	(410)
Purchase of treasury stock	—	—	(32,950)	—	32,950	(204)	—	—	(204)
Balance, June 30 2020	—	$—	30,797,535	$32	1,672,741	$(4,541)	$90,305	$(15,995)	$69,801

The following table details our equity transactions during the six months ended June 30, 2019:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
(in thousands, except share data)
Balance, January 1, 2019, as previously reported	1,321,514	$1	27,956,401	$30	1,253,105	$(2,117)	$85,745	$(21,305)	$62,354
Exercise of stock options	—	—	189,312	—	—	—	185	—	185
Share-based compensation	—	—	—	—	—	—	343	—	343
Stock dividends to Carilion Clinic	—	—	—	—	—	—	83	(83)	—
Net income	—	—	—	—	—	—	—	1,126	1,126
Balance, March 31, 2019	1,321,514	$1	28,145,713	$30	1,253,105	$(2,117)	$86,356	$(20,262)	$64,008
Exercise of stock options	—	—	207,786	—	—	—	182	—	182
Share-based compensation	—	—	—	—	—	—	378	—	378
Stock dividends to Carilion Clinic	—	—	—	—	—	—	90	(90)	—
Net income	—	—	—	—	—	—	—	841	841
Purchase of treasury stock	—	—	(52,733)	—	52,733	(220)	—	—	(220)
Balance, June 30 2019	1,321,514	$1	28,300,766	$30	1,305,838	$(2,337)	$87,006	$(19,511)	$65,189

10.Revenue Recognition

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by geographic locations, customer type, contract type, timing of recognition, and major categories for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. We disaggregate revenue on the basis of where the physical goods are shipped. We also classify revenue by the customer type of entity for which it does business, which is an indicator of the diversity of our client base. We attribute revenues generated from being a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Disaggregation by contract mix provides insight in terms of the degree of performance risk that we have assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as we are required to deliver a scope of work or level of effort for a negotiated fixed price. Cost-based contracts are considered to provide the lowest amount of performance risk since we are generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements. By classifying revenue by major product and service, we attribute revenue from a client to the major product or service that we believe to be the client's primary market.

The details are listed in the table below for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
		2020			2019
(in thousands)	Lightwave	Luna Labs	Total	Lightwave	Luna Labs	Total
	(unaudited)
Total Revenue by Geographic Location
United States	$7,041	$5,643	$12,684	$6,788	$5,291	$12,079
Asia	3,568	—	3,568	3,316	—	3,316
Europe	1,854	—	1,854	1,775	—	1,775
Canada, Central and South America	258	—	258	537	—	537
All Others	212	—	212	107	—	107
Total	$12,933	$5,643	$18,576	$12,523	$5,291	$17,814

Total Revenue by Major Customer Type
Sales to the U.S. government	$1,727	$5,101	$6,828	$1,858	$4,847	$6,705
U.S. direct commercial sales and other	5,314	542	5,856	4,930	444	5,374
Foreign commercial sales & other	5,892	—	5,892	5,735	—	5,735
Total	$12,933	$5,643	$18,576	$12,523	$5,291	$17,814

Total Revenue by Contract Type
Fixed-price contracts	$12,160	$2,963	$15,123	$11,848	$3,029	$14,877
Cost-type contracts	773	2,680	3,453	675	2,262	2,937
Total	$12,933	$5,643	$18,576	$12,523	$5,291	$17,814

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$11,275	$354	$11,629	$10,741	$3,029	$13,769
Goods/services transferred over time	1,658	5,289	6,947	1,782	2,262	4,045
Total	$12,933	$5,643	$18,576	$12,523	$5,291	$17,814

Total Revenue by Major Products/Services
Technology development	$1,527	$5,289	$6,815	$1,480	$4,961	$6,441
Test, measurement and sensing systems	11,275	—	11,275	10,746	—	10,746
Other	131	354	486	297	330	627
Total	$12,933	$5,643	$18,576	$12,523	$5,291	$17,814

	Six Months Ended June 30,
		2020			2019
(in thousands)	Lightwave	Luna Labs	Total	Lightwave	Luna Labs	Total
	(unaudited)
Total Revenue by Geographic Location
United States	$12,894	$11,230	$24,124	$12,034	$10,606	$22,640
Asia	7,324	—	7,324	5,722	—	5,722
Europe	3,567	—	3,567	3,431	—	3,431
Canada, Central and South America	463	—	463	717	—	717
All Others	239	—	239	137	—	137
Total	$24,487	$11,230	$35,717	$22,041	$10,606	$32,647

Total Revenue by Major Customer Type
Sales to the U.S. government	$3,520	$10,112	$13,632	$4,187	$9,779	$13,966
U.S. direct commercial sales and other	9,373	1,118	10,491	7,847	827	8,674
Foreign commercial sales & other	11,594	—	11,594	10,007	—	10,007
Total	$24,487	$11,230	$35,717	$22,041	$10,606	$32,647

Total Revenue by Contract Type
Fixed-price contracts	$22,950	$6,267	$29,217	$20,656	$6,076	$26,732
Cost-type contracts	1,537	4,963	6,500	1,385	4,530	5,915
Total	$24,487	$11,230	$35,717	$22,041	$10,606	$32,647

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$21,036	$835	$21,871	$18,079	$587	$18,666
Goods/services transferred over time	3,451	10,395	13,846	3,962	10,019	13,981
Total	$24,487	$11,230	$35,717	$22,041	$10,606	$32,647

Total Revenue by Major Products/Services
Technology development	$3,235	$10,395	$13,630	$3,063	$10,019	$13,082
Test, measurement and sensing systems	21,036	—	21,036	18,089	—	18,089
Other	216	835	1,051	889	587	1,476
Total	$24,487	$11,230	$35,717	$22,041	$10,606	$32,647

Contract Balances

Our contract assets consist of unbilled amounts for technology development contracts as well as custom product contracts. Also included in contract assets are royalty revenue and carrying amounts of right of return inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, right of return refund, and customer deposits. For the six months ended June 30, 2020, net contract assets/(liabilities) increased $1.0 million, due primarily to an increase in our Fixed-Price contracts that have not yet reached milestones as designated in their respective contracts but for which revenue has been recognized.

The following table shows the components of our contract balances as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Contract assets	$3,716	$3,208
Contract liabilities	3,368	3,888
Net contract liabilities	$348	$(680)

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Lightwave segment's unfulfilled performance obligations was $21.3 million at June 30, 2020. We expect to satisfy 46% of the performance obligations in 2020, 30% in 2021 and the remainder by 2024. The approximate value of our Luna Labs segment's unfulfilled performance obligations was $21.0 million at June 30, 2020. We expect to satisfy 46% of the performance obligations in 2020, 42% in 2021 and the remainder by 2022.

11.Income Taxes

We and our subsidiaries file U.S. Federal income tax returns and income tax returns in various state, local and foreign jurisdictions.

        For the six months ended June 30, 2020, our effective income tax rate was 25.54% compared to (464.35)% for the six months ended June 30, 2019. Our effective income tax rate has fluctuated primarily because there was a valuation allowance release in 2019, as a result of the acquisition of GP.

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

        We consider both positive and negative evidence when evaluating the recoverability of our deferred tax assets ("DTAs").  The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e. greater than a 50% probability) that all or some portion of the DTAs will be realized in the future.  As of June 30, 2020, our valuation allowance was $0.4 million related to our dormant entities.

        On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act includes significant business tax provisions that, among other things, include the removal of certain limitations on utilization of net operating losses, increase the loss carryback period for certain losses to five years, and increase the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We do not expect the CARES Act to have a significant impact on our tax obligations.

12.Reportable Segments

We have two operating and reportable segments: Lightwave and Luna Labs.

During the three months ended June 30, 2020, we changed our reportable segments to Lightwave and Luna Labs to align with how our Chief Operating Decision Maker (CODM) evaluates segment performance and allocates resources to the segments. Prior to the three months ended June 30, 2020, we reported under two different reporting segments. We have reflected these new segment measures beginning in the three months ended June 30, 2020 and prior periods have been restated for comparability.

The Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. The Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences.

Through June 30, 2020, our Chief Executive Officer and his direct reports (collectively represented our CODM), evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 13, 2020).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands)	(unaudited)		(unaudited)
Revenues:
Lightwave	$12,933	$12,523	$24,487	$22,041
Luna Labs	5,643	5,291	11,230	10,606
Total revenues	$18,576	$17,814	$35,717	$32,647
Lightwave operating income/(loss)	$1,168	$491	$1,145	$(490)
Luna Labs operating income	642	523	1,055	588
Total operating income	$1,810	$1,014	$2,200	$98
Depreciation, Lightwave	$217	$126	$417	$284
Depreciation, Luna Labs	$27	$91	$74	$190
Amortization, Lightwave	$408	$404	$813	$632
Amortization, Luna Labs	$32	$32	$59	$60
The table below presents assets for reportable segments:

	June 30, 2020	December 31, 2019
(in thousands)	(unaudited)
Total segment assets:
Lightwave	$68,584	$48,724
Luna Labs	22,637	37,800
Total assets	$91,222	$86,524
Property plant and equipment, and intangible assets, Lightwave	$22,182	$22,122
Property plant and equipment, and intangible assets, Luna Labs	$982	$2,080

The U.S. government accounted for 37% and 38% of total consolidated revenues for the three months ended June 30, 2020 and 2019, respectively, and 38% and 43% of total consolidated revenues for the six months ended June 30, 2020 and 2019, respectively.
International revenues (customers outside the United States) accounted for 32% of total consolidated revenues for both the three months ended June 30, 2020 and 2019 and 32% and 31% of total consolidated revenues for the six months ended June 30, 2020 and 2019, respectively. Customers in China represented 11% of total revenues in both the three and six months ended June 30, 2020, while no other single country, outside of the United States, represented more than 10% of total revenues in the three and six months ended June 30, 2019.

13.Commitments and Contingencies
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
        On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $19.0 million with an earn-out provision of up to $1.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. As of June 30, 2020, the $1.0 million in additional cash consideration has been paid as a result of the successful completion of the earn-out provision.
We executed non-cancelable purchase orders totaling $1.9 million in the third quarter of 2019 for multiple shipments of tunable lasers to be delivered over an 18-month period. At June 30, 2020, approximately $0.3 million of these commitments remained and are expected to be delivered by December 31, 2020.
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

14. Subsequent Event

On April 7, 2020, our board of directors approved, and on May 11, 2020, our stockholders approved, the Luna Innovations Incorporated 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The first offering period under the 2020 ESPP commenced on July 1, 2020. The 2020 ESPP grants our eligible employees a purchase right to purchase up to that number of shares of common stock purchasable either with a percentage or with a maximum dollar amount, as designed by the Board, during the period that begins on the offering date and ends on the date stated in the offering. The maximum number of shares of common stock that may be issued under the 2020 ESPP is 1,200,000 shares. The 2020 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized over the six-month withholding period prior to the purchase date.

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

        We are organized into two reporting segments, the Lightwave segment and the Luna Labs segment.

During the three months ended June 30, 2020, we changed our reportable segments to Lightwave and Luna Labs to align with how our Chief Operating Decision Maker (CODM) evaluates segment performance and allocates resources to the segments. Prior to the three months ended June 30, 2020, we reported under two different reporting segments, the Products and Licensing segment and Technology Development segment. We have reflected these new segment measures beginning in the three months ended June 30, 2020 and prior periods have been restated for comparability.

Our Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. We continue to develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy, and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Lightwave segment also performs applied research principally in the areas of optical and terahertz technologies. Our Lightwave segment revenues represented 70% of our total revenues for both the three months ended June 30, 2020 and 2019 and 69% and 68% of our total revenues for the six months ended June 30, 2020 and 2019, respectively. The Lightwave segment revenues were $12.9 million and $12.5 million for the three months ended June 30, 2020 and 2019, respectively, and $24.5 million and $22.0 million for the six months ended June 30, 2020 and 2019, respectively.
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

        We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Lightwave segment backlog was $21.3 million at June 30, 2020 and $16.1 million at December 31, 2019. The backlog at June 30, 2020 is expected to be recognized as revenue in the future as follows:

(in thousands)	2020	2021	2022	2023	2024 and beyond	Total
Lightwave
Funded	$4,145	$2,496	$232	$—	$—	$6,873
Unfunded	$5,742	$3,839	$3,424	$1,324	$73	$14,402
        The Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 30% of our total revenues for both the three months ended June 30, 2020 and 2019 and 31% and 32% of our total revenues for the six months ended June 30, 2020 and 2019, respectively. Most of the government funding for our Luna Labs segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Luna Labs segment revenues were $5.6 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively, and $11.2 million and $10.6 million for the six months ended June 30, 2020 and 2019, respectively.
        Within the Luna Labs segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our Luna Labs segment backlog was $21.0 million at June 30, 2020 and $31.3 million at December 31, 2019. The backlog at June 30, 2020 is expected to be recognized as revenue in the future as follows:

(in thousands)	2020	2021	2022	2023	2024 and beyond	Total
Luna Labs
Funded	$9,018	$7,607	$2,098	$—	$—	$18,723
Unfunded	$556	$1,112	$572	$—	$—	$2,240

        On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $19.0 million with an earn-out provision of up to $1.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. The $1.0 million in additional cash consideration was paid in the second quarter of 2020 as a result of the successful completion of the earn-out provision.
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
Revenues
        We generate revenues from product sales, commercial product development and licensing and technology development activities. Our Lightwave segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 70% of our total revenues for both the three months ended June 30, 2020 and 2019 and 69% and 68% of our total revenues for the six months ended June 30, 2020 and 2019, respectively.
        We derive Luna Labs segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years and recognize these revenues over the life of the contract as costs are incurred. The Luna Labs segment revenues represented 30% of total revenues for both the three months ended June 30, 2020 and 2019 and 31% and 32% of our total revenues for the six months ended June 30, 2020 and 2019, respectively.
Cost of Revenues
        Cost of revenues associated with our Lightwave segment revenues consists of license fees for use of certain technologies, product manufacturing costs including all direct material and direct labor costs, amounts paid to our contract manufacturers, manufacturing, shipping and handling, provisions for product warranties, and inventory obsolescence as well as overhead allocated to each of these activities.
        Cost of revenues associated with our Luna Labs segment revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Luna Labs segment activities.

Operating Expense
        Operating expense consists of selling, general and administrative expenses, as well as expenses related to research, development and engineering, depreciation of fixed assets and amortization of intangible assets. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from equity awards, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, product management and marketing activities, costs of marketing programs and promotional materials, salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Luna Labs segment, product development activities not provided under contracts with third parties, and overhead costs related to these activities.
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
        The COVID-19 pandemic has resulted and is expected to continue to result in a slowdown of economic activity that is likely to interrupt business operations across the globe. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of our financial statements included in this report, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the reported amounts of assets and liabilities or the disclosure of contingent assets and liabilities. These estimates, however, may change as new events occur and additional information is obtained, and are recognized in the financial statements as soon as they become known.
         Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on March 13, 2020.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenues

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Difference	% Difference
Revenues:
Lightwave	$12,933	$12,523	$410	3%
Luna Labs	5,643	5,291	352	7%
Total revenues	$18,576	$17,814	$762	4%
        Our Lightwave segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, Phoenix 1200, optical components and sub-assemblies and sales of our Hyperion platforms. Lightwave segment revenues for the three months ended June 30, 2020 increased $0.4 million, or 3%, to $12.9 million compared to $12.5 million for the three months ended June 30, 2019. The increase for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, resulted primarily from growth in sales of our sensing products.

        Revenues from our Luna Labs segment for the three months ended June 30, 2020 increased $0.4 million, or 7%, to $5.6 million compared to $5.3 million for the three months ended June 30, 2019. The increase in Luna Labs segment revenues continues a growth trend experienced over the past three years largely driven by successes in second Phase 2 SBIR awards as well as non-SBIR awards. The increase for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was realized primarily in our advanced materials group. As Phase 2, second Phase 2 and non-SBIR contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Difference	% Difference
Cost of revenues:
Lightwave	$5,181	$5,334	$(153)	(3)%
Luna Labs	3,878	3,728	150	4%
Total cost of revenues	9,059	9,062	(3)	—%
Gross profit	$9,517	$8,752	$765	9%
        The cost of Lightwave segment revenues decreased by $0.2 million, or 3%, to $5.2 million for the three months ended June 30, 2020, compared to $5.3 million for the three months ended June 30, 2019. This decrease in cost of revenues primarily resulted from $0.3 million of purchase related costs incurred for the acquisition of GP in the 2019 period, which did not recur in the 2020 period.
        The cost of Luna Labs segment revenues for the three months ended June 30, 2020 increased $0.2 million, or 4%, to $3.9 million compared to $3.7 million for the three months ended June 30, 2019. The increase in cost of Luna Labs segment revenues was primarily attributable to additional labor and material costs associated with performing our awarded contracts. The 4% increase in cost of Luna Labs segment revenues is consistent with our 7% increase in associated revenue as described above.
        Our overall gross margin increased to 51% for the three months ended June 30, 2020, compared to 49% for the three months ended June 30, 2019, primarily as a result of our revenue mix, with Lightwave segment revenues, which generally have stronger margins, representing a larger portion of our total revenues during the three months ended June 30, 2020.
Operating Expense

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$6,202	$6,003	$199	3%
Research, development and engineering	1,505	1,735	(230)	(13)%
Total operating expense	$7,707	$7,738	$(31)	—%
        Our selling, general and administrative expense increased $0.2 million, or 3%, to $6.2 million for the three months ended June 30, 2020, compared to $6.0 million for the three months ended June 30, 2019. Selling, general and administrative expense increased primarily due to the additional expenses associated with the sales team as a result of increased revenues.
        Research, development and engineering expense decreased $0.2 million, or 13%, to $1.5 million for the three months ended June 30, 2020, compared to $1.7 million for the three months ended June 30, 2019.
Income Tax Expense
        For the three months ended June 30, 2020, we recognized an income tax expense from continuing operations of $0.4 million, compared to an income tax expense from continuing operations of $0.2 million for the three months ended June 30, 2019, respectively.

Income from Continuing Operations
        During the three months ended June 30, 2020, we recognized income from continuing operations before income taxes of $1.8 million compared to income from continuing operations before income taxes of $1.1 million for the three months ended June 30, 2019. After tax, our net income from continuing operations was $1.4 million compared to $0.8 million for the three months ended June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenues

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Difference	% Difference
Revenues:
Lightwave	$24,487	$22,041	$2,446	11%
Luna Labs	11,230	10,606	624	6%
Total revenues	$35,717	$32,647	$3,070	9%

        Our Lightwave segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, and Optical Vector Analyzer platforms, optical components and sub-assemblies and sales of our Hyperion and Terahertz sensing platforms. Lightwave segment revenues for the six months ended June 30, 2020 increased $2.4 million, or 11%, to $24.5 million compared to $22.0 million for the six months ended June 30, 2019. The increase for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, resulted primarily from the incremental revenues associated with the acquired operations of GP as well as increased revenues from our sensing products.

        Luna Labs segment revenues increased $0.6 million, or 6%, to $11.2 million for the six months ended June 30, 2020, compared to $10.6 million for the six months ended June 30, 2019. The increase for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 continues a growth trend experienced over the past two years largely driven by successes in Phase 2 SBIR awards. The increase was realized primarily in our advanced materials research group. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Difference	% Difference
Cost of revenues:
Lightwave	$10,066	$9,613	$453	5%
Luna Labs	7,770	7,514	256	3%
Total cost of revenues	17,836	17,127	709	4%
Gross profit	$17,881	$15,520	$2,361	15%

        Costs of Lightwave segment revenues increased $0.5 million, or 5%, to $10.1 million for the six months ended June 30, 2020, compared to $9.6 million for the six months ended June 30, 2019. This increase in cost of revenues primarily resulted from the incremental revenues associated with the acquired operations of GP as well as the organic growth in sales of our sensing products.

        Costs of Luna Labs segment revenues increased $0.3 million, or 3%, to $7.8 million for the six months ended June 30, 2020, compared to $7.5 million the six months ended June 30, 2019. The increase in cost of Luna Labs segment revenues was attributable to additional headcount and the increased utilization of third-party analytical services to support the growth in our research contracts and was consistent with the rate of revenue growth for this business segment.

        Our overall gross margin for the six months ended June 30, 2020 increased to 50% compared to 48% for the six months ended June 30, 2019 primarily as a result of our revenue mix, with Lightwave segment revenues, which generally have stronger margins, representing a larger portion of our total revenues during the six months ended June 30, 2020.

Operating Expense

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$12,579	$12,229	$350	3%
Research, development and engineering	3,102	3,193	(91)	(3)%
Total operating expense	$15,681	$15,422	$259	2%

        Selling, general and administrative expense increased $0.4 million, or 3%, to $12.6 million for the six months ended June 30, 2020, compared to $12.2 million for the six months ended June 30, 2019. Selling, general and administrative expense increased primarily due to an increase in expenses related to marketing and additional resources as a result of increased revenue.

        Research, development and engineering expense decreased $0.1 million, or 3%, to $3.1 million for the six months ended June 30, 2020, compared to $3.2 million for the six months ended June 30, 2019 primarily due to decreased research, development and engineering expenses associated with lower headcount.

Investment Income
Investment income was $0.1 million for the six months ended June 30, 2020, compared to $0.3 million for the six months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, we invested a portion of our cash in funds holding U.S. treasury securities.
Income Tax Expense/(Benefit)
For the six months ended June 30, 2020, we recognized an income tax expense from continuing operations of $0.6 million, compared to an income tax benefit of $1.6 million for the six months ended June 30, 2019. The increase in our income tax expense was primarily due to a $1.9 million reduction in our deferred tax asset valuation allowances as a result of the acquisition of GP in the 2019 period that did not recur in the 2020 period.

Income from Continuing Operations
During the six months ended June 30, 2020, we recognized income from continuing operations before income taxes of $2.3 million compared to $0.3 million for the six months ended June 30, 2019. After tax, our net income from continuing operations was $1.7 million for the six months ended June 30, 2020, compared to income from continuing operations of $2.0 million for the six months ended June 30, 2019.
Net Loss from Discontinued Operations
For the six months ended June 30, 2020, our net loss from discontinued operations of $1.4 million, represented the after-tax loss on sale of our High Speed Optical Receiver ("HSOR") business. In March 2020, we settled the notice of claim dispute with Macom Technology Solutions, Inc. ("Macom") resulting in us receiving $0.6 million and Macom receiving $1.9 million. There were no results from discontinued operations for the six months ended June 30, 2019.

Liquidity and Capital Resources
        At June 30, 2020, our total cash and cash equivalents were $26.5 million.

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

        We believe that our cash balance as of June 30, 2020 in addition to amounts available to us under our Revolving Line, which we intend to renew before the termination date, will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents and borrowing capacity under the Revolving Line described above, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Discussion of Cash Flows

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Difference
Net cash provided by operating activities	$69	$1,118	$(1,049)
Net cash provided by/(used in) investing activities	298	(19,547)	19,845
Net cash provided by/(used in) financing activities	1,133	(493)	1,626
Net increase/(decrease) in cash and cash equivalents	$1,500	$(18,922)	$20,422
        During the first six months of 2020, the $0.1 million of net cash provided by operating activities consisted of our net income of $0.3 million, which included non-cash charges for depreciation and amortization of $1.4 million, share-based compensation of $0.8 million, and a net loss from discontinued operations of $1.4 million offset by a net cash outflow of $3.8 million from changes in working capital. The changes in working capital include a decrease in accounts payable and accrued expenses of $1.3 million, a decrease in contract liabilities of $0.5 million, an increase in inventory of $0.9 million, an increase in other current assets of $0.4 million, and an increase in contract assets of $0.5 million.
        During the first six months of 2019, the $1.1 million of net cash provided by operating activities consisted of our net income of $2.0 million, which included non-cash charges for depreciation and amortization of $1.2 million and share-based compensation of $0.7 million, and a net cash outflow of $2.7 million from changes in working capital. The changes in working capital included an increase in inventory of $0.2 million, a decrease in contract liabilities of $0.2 million, and a decrease in accounts payable and accrued expenses of $2.3 million.
        Cash provided by investing activities during the six months ended June 30, 2020 included $0.6 million in proceeds from the sale of discontinued operations, partially offset by $0.1 million of fixed asset additions and $0.2 million of capitalized intellectual property costs, compared to $0.4 million of fixed asset additions and $0.1 million of capitalized intellectual property costs during the six months ended June 30, 2019. During the six months ended June 30, 2019, cash used in investing activities also included $19.0 million to acquire the operations of GP.
        Net cash provided by financing activities during the six months ended June 30, 2020 consisted primarily of proceeds from the exercise of stock options of $1.4 million, partially offset by a cash outflow of $0.2 million to repurchase our common stock. Net cash used in financing activities during the six months ended June 30, 2019 consisted primarily of $0.6 million of payments on long-term debt obligations and $0.2 million to repurchase our common stock on the open market, partially offset by $0.4 million in proceeds received from the exercise of options.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2020.

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
The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended June 30, 2020.
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
Foreign Currency Exchange Rate Risk
As of June 30, 2020, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of the dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and Macom receiving $1.9 million. We have recorded a loss from discontinued operations of $1.4 million net of income tax benefit for the six months ended June 30, 2020 to reflect the settlement of the dispute.

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
We may also be prohibited from commercially selling certain products that we develop under our Lightwave and Luna Labs segments or related products based on the same core technologies if the U.S. government determines that the commercial availability of those products could pose a risk to national security. For example, certain of our wireless technologies have been classified as secret by the U.S. government and as a result we cannot sell them commercially. Any of these determinations would limit our ability to generate product sales and license revenues.
We rely and will continue to rely on contracts and grants awarded under the SBIR program for a significant portion of our revenues. A finding by the SBA that we no longer qualify to receive SBIR awards could adversely affect our business.
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the six months ended June 30, 2020 and 2019, revenues generated under the SBIR program represented 36% and 38%, respectively, of our total revenues.

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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2020, we had approximately 289 full-time and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder. Since early 2011, a formal size determination by the SBA that focused on whether or not Carilion is or was our affiliate has been outstanding. Although we do not believe that Carilion has or had the power to control our company, we cannot assure you that the SBA will interpret its regulations in our favor on this question. If the SBA were to make a determination that we are or were affiliated with Carilion, we would exceed the size limitations, as Carilion has over 500 employees. In that case, we would lose eligibility for new SBIR contracts and grants and other awards that are set aside for small businesses based on the criterion of number of employees, and the relevant government agency would have the discretion to suspend performance on existing SBIR grants. The loss of our eligibility to receive SBIR awards would have a material adverse impact on our revenues, cash flows and our ability to fund our growth.
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
Contract research revenue within the Lightwave and Luna Labs segment revenues, which consists primarily of government-funded research, accounted for 31% and 32% of our consolidated total revenues for the six months ended June 30, 2020 and 2019, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
The success of our new product offerings will depend upon several factors, including our ability to:

•accurately anticipate customer needs;
•innovate and develop new technologies and applications;
•successfully commercialize new technologies in a timely manner;
•price products competitively and manufacture and deliver products in sufficient volumes and on time; and
•differentiate our product offerings from those of our competitors.

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
•lost sales and customers as a result of customers deciding not to do business with us;
•complexities associated with managing the larger combined company with distant business locations;
•integrating personnel while maintaining focus on providing consistent, high quality products;
•loss of key employees;
•potential unknown liabilities associated with the acquisition; and
•performance shortfalls as a result of the division of management's attention caused by completing the acquisition and integrating operations.
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

We currently conduct business internationally and we might considerably expand our international activities in the future. Our international business operations are subject to a variety of risks associated with conducting business internationally, including:

•having to comply with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates and customers;
•changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;
•the imposition of tariffs;
•hyperinflation or economic or political instability in foreign countries;
•imposition of limitations on, or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•conducting business in places where business practices and customs are unfamiliar and unknown;
•the imposition of restrictive trade policies;
•the imposition of inconsistent laws or regulations;
•the imposition or increase of investment and other restrictions or requirements by foreign governments;
•uncertainties relating to foreign laws and legal proceedings;
•having to comply with a variety of U.S. laws, including the Foreign Corrupt Practices Act ("FCPA"); and
•having to comply with licensing requirements.
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
Our patent position is highly uncertain and involves complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
•we or our licensors might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents;
•patents may issue to third parties that cover how we might practice our technology;
•our issued patents and issued patents of our licensors may not provide a basis for commercially viable technologies, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and
•we may not develop additional proprietary technologies that are patentable.
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

The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $9.32 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

•sales of our common stock by our significant stockholders, or the perception that such sales may occur;
•changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;
•changes in our status as an entity eligible to receive SBIR contracts and grants;
•quarterly variations in our or our competitors’ results of operations;
•challenges integrating our recent or future acquisitions, including the inability to realize any expected synergies;
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
•announcements by us, or by our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•pending or threatened litigation;
•any major change in our board of directors or management or any competing proxy solicitations for director nominees;
•changes in governmental regulations or in the status of our regulatory approvals;
•announcements related to patents issued to us or our competitors;
•a lack of, limited or negative industry or securities analyst coverage;
•health epidemics, including the recent COVID-19 pandemic;
•discussions of our company or our stock price by the financial and scientific press and online investor communities; and
•general developments in our industry.

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

Our amended and restated certificate of incorporation and bylaws and Delaware law contain provisions that might delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

•a classified board of directors serving staggered terms;
•advance notice requirements to stockholders for matters to be brought at stockholder meetings;
•a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and bylaws; and
•the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2020
Not applicable.

(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.

(c) Purchases of Equity Securities by the Registrant
The following table summarizes repurchases of our common stock during June 2020. There were no purchases during April 2020 or May 2020.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
6/1/2020 - 6/30/2020	32,950 (1)	$6.20	—	$—

(1) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon vesting of restricted stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Luna Innovation Incorporated 2020 Employee Stock Purchase Plan

10.2	Eighth Amendment to Commercial Lease dated May 26, 2020 between Luna Innovations Incorporated and Canvasback Real Estate & Investments LLC.

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

32.1*
Certification of Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019 and (iv) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated
Date:	August 6, 2020	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)