Form 10-Q
period 2020-09-30
LUNA INNOVATIONS INC
filed 2020-11-09
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2020, there were 30,838,060 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,422	$25,006
Accounts receivable, net	18,254	16,269
Receivable from sale of HSOR business	—	2,501
Contract assets	4,219	2,759
Inventory, net	11,713	10,294
Prepaid expenses and other current assets	3,268	1,287
Total current assets	63,876	58,116
Property and equipment, net	2,111	3,466
Intangible assets, net	9,193	10,194
Goodwill	10,542	10,542
Long-term contract assets	577	449
Other assets	7,855	2,341
Deferred tax asset	1,729	1,416
Total assets	$95,883	$86,524
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Accounts payable	$3,177	$2,787
Accrued liabilities	7,716	10,369
Contract liabilities	3,721	3,888
Total current liabilities	14,614	17,044
Other long-term liabilities	7,761	2,011
Total liabilities	22,375	19,055
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 32,510,506 and 31,788,896 shares issued, 30,823,065 and 30,149,105 shares outstanding at September 30, 2020 and December 31, 2019, respectively	33	32
Treasury stock at cost, 1,687,441 and 1,639,791 shares at September 30, 2020 and December 31, 2019, respectively	(4,666)	(4,337)
Additional paid-in capital	91,034	88,022
Accumulated deficit	(12,893)	(16,248)
Total stockholders’ equity	73,508	67,469
Total liabilities and stockholders’ equity	$95,883	$86,524
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues:
Lightwave	$15,350	$13,088	$39,837	$35,129
Luna Labs	5,700	5,301	16,929	15,907
Total revenues	21,050	18,389	56,766	51,036
Cost of revenues:
Lightwave	5,670	5,449	15,736	15,063
Luna Labs	4,431	3,665	12,200	11,178
Total cost of revenues	10,101	9,114	27,936	26,241
Gross profit	10,949	9,275	28,830	24,795
Operating expense:
Selling, general and administrative	6,505	5,746	19,085	17,955
Research, development and engineering	1,616	2,047	4,717	5,241
Loss on sale of property and equipment	576	—	576	—
Total operating expense	8,697	7,793	24,378	23,196
Operating income	2,252	1,482	4,452	1,599
Other income/(expense):
Investment income	1	76	65	324
Other income/(expense)	14	1	19	(5)
Interest expense	(1)	(4)	(2)	(15)
Total other income	14	73	82	304
Income from continuing operations before income taxes	2,266	1,555	4,534	1,903
Income tax (benefit)/expense	(836)	325	(257)	(1,293)
Net income from continuing operations	3,102	1,230	4,791	3,196
Loss from discontinued operations, net of income tax of $464	—	—	(1,436)	—
Net income	3,102	1,230	3,355	3,196
Preferred stock dividend	—	113	—	285
Net income attributable to common stockholders	$3,102	$1,117	$3,355	$2,911
Net income per share from continuing operations:
Basic	$0.10	$0.04	$0.16	$0.11
Diluted	$0.10	$0.04	$0.15	$0.10
Net loss per share from discontinued operations:
Basic	$—	$—	$(0.05)	$—
Diluted	$—	$—	$(0.04)	$—
Net income per share attributable to common stockholders:
Basic	$0.10	$0.04	$0.11	$0.10
Diluted	$0.10	$0.03	$0.10	$0.09
Weighted average shares:
Basic	30,809,896	28,291,297	30,593,954	28,193,330
Diluted	32,411,086	32,115,847	32,478,625	31,768,575

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Nine Months Ended September 30,
	2020	2019

Cash flows provided by operating activities
Net income	$3,355	$3,196
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,126	1,835
Share-based compensation	1,538	1,140
Bad debt expense	147	—
Loss on sale of property and equipment	576	—
Loss from discontinued operations, net of tax	1,436	—
Deferred taxes	(313)	—
Tax benefit from release of valuation allowance	—	(1,889)
Change in assets and liabilities
Accounts receivable	(2,131)	(2,238)
Contract assets	(1,589)	(1,106)
Inventory	(1,419)	(73)
Other current assets	(1,982)	(74)
Other long term assets	—	(339)
Accounts payable and accrued expenses	(1,481)	(114)
Contract liabilities	(166)	747
Net cash provided by operating activities	97	1,085
Cash flows provided by/(used in) investing activities
Acquisition of property and equipment	(422)	(501)
Intangible property costs	(291)	(192)
Proceeds from sale of property and equipment	403	—
Proceeds from sale of discontinued operations	600	—
Acquisition of General Photonics Corporation	—	(19,004)
Net cash provided by/(used in) investing activities	290	(19,697)
Cash flows provided by/(used in) financing activities
Payments on finance lease obligations	(39)	(27)
Payments of debt obligations	—	(625)
Repurchase of common stock	(329)	(2,220)
Proceeds from the exercise of options and warrants	1,397	438
Net cash provided by/(used in) financing activities	1,029	(2,434)
Net increase/(decrease) in cash and cash equivalents	1,416	(21,046)
Cash and cash equivalents—beginning of period	25,006	42,460
Cash and cash equivalents—end of period	$26,422	$21,414
Supplemental disclosure of cash flow information
Cash paid for interest	$3	$17
Cash paid for income taxes	$2,000	$735
Non-cash investing and financing activities
Contingent liability for business combination	$—	$940
Dividend on preferred stock, 59,469 shares of common stock issuable for the nine months ended September 30, 2019	$—	$285
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2020, results of operations and changes in stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The consolidated balance sheet as of December 31, 2019 was derived from our audited consolidated financial statements. The COVID-19 pandemic has resulted in a global slowdown of economic activity. While the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use reasonably available information to assess certain accounting matters including, but not limited to, accounts receivable, inventory and the carrying value of goodwill and other long-lived tangible and intangible assets. While the assessments have not resulted in any material impacts to our financial statements as of September 30, 2020, we believe the full impact of the pandemic remains uncertain and ongoing developments related to the pandemic may cause material impacts to our consolidated financial statements.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020.
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

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
The effects of 1.6 million and 3.8 million common stock equivalents are included for the diluted per share data for the three months ended September 30, 2020 and 2019, respectively. The effects of 1.9 million and 3.6 million common stock equivalents are included for the diluted per share data for the nine months ended September 30, 2020 and 2019, respectively. Stock options and deferred stock units credited to our directors under our non-employee deferred compensation plan are included in our common stock equivalents for the three and nine months ended September 30, 2020 and 2019.  In addition, accrued stock dividends and preferred stock are also included for the three and nine months ended September 30, 2019.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04 Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test which previously measured a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount. We adopted ASU 2017-04, effective January 1, 2020. As a result of adopting the new rules, we compare the estimated fair value of our reporting segments to their respective carrying values when evaluating the recoverability of goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment charge will be recognized for the amount by which its carrying value exceeds the reporting unit's fair value; however, the loss recognized will not exceed the goodwill allocated to the reporting unit. The adoption of ASU 2017-04 did not have a significant impact on our consolidated financial statements.
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

2.    Discontinued Operations
On August 9, 2017, we completed the sale of our high speed optical receivers ("HSOR") business, which was part of our Lightwave segment (and which was previously included in our Products and Licensing segment in prior periods), to an unaffiliated third party for an initial purchase price of $33.5 million, of which $29.5 million in cash was received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations (the "Transaction"). As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of a dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and the buyer receiving $1.9 million. We have recorded a loss from discontinued operations of $1.4 million, net of tax benefit, for the nine months ended September 30, 2020, to reflect the settlement of the dispute. There were no results from discontinued operations for the three months ended September 30, 2020 and 2019 or for the nine months ended September 30, 2019.

The following table presents a summary of the transactions related to the sale of the HSOR business for the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
(in thousands)
Settlement of HSOR receivable	$1,900
Loss on sale	1,900

Allocated income tax benefit	(464)
Loss from discontinued operations, net of related income tax	$1,436

3.    Intangible assets, net

    Intangible assets, net at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
(in thousands)
Patent costs	$5,582	$5,291
Developed technology	9,800	9,800
In-process research & development	1,580	1,580
Customer base	700	700
Trade names and trademarks	550	550
	18,212	17,921
Accumulated amortization	(9,019)	(7,727)
	$9,193	$10,194

    Amortization expense for the three and nine months ended September 30, 2020 was $0.4 million and $1.3 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at September 30, 2020, for each of the next five years and beyond is as follows (amounts in thousands):

Year Ending December 31,
2020 - remaining 3 months	$425
2021	1,689
2022	1,539
2023	1,466
2024	1,276
2025 & beyond	2,798
Total	$9,193

4.Goodwill

    Goodwill was approximately $10.5 million at September 30, 2020 and December 31, 2019 and has been allocated to the Lightwave segment.

5.Inventory, net
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.

Components of inventory were as follows:

	September 30, 2020	December 31, 2019
(in thousands)
Finished goods	$2,211	$1,695
Work-in-process	1,238	1,008
Raw materials	8,264	7,591
Total inventory, net	$11,713	$10,294
6.    Accrued Liabilities

Accrued liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
(in thousands)
Accrued compensation	$5,829	$6,416
Accrued professional fees	44	113
Accrued income tax	—	716
Current operating lease liability	1,209	1,283
Current finance lease liability	18	50
Royalties	269	365
Accrued liabilities - other	347	426
Contingent liability - General Photonics	—	1,000
Total accrued liabilities	$7,716	$10,369
7.Debt
Silicon Valley Bank Facility
    We maintained a Loan and Security Agreement with SVB (the "Credit Facility") under which we had a term loan with an original borrowing amount of $6.0 million (the “Original Term Loan”). The Original Term Loan carried a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. The Original Term Loan matured and was repaid in May 2019.
    On October 10, 2019, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB, which amended and restated in its entirety our previous Credit Facility. Under the Loan Agreement, SVB agreed to make advances available up to $10.0 million (the “Revolving Line”). If we borrow from the Revolving Line, such borrowing would carry a floating annual interest rate equal to the greater of (i) the Prime Rate (as defined in the Loan Agreement) then in effect plus 1% or (ii) 6%. Amounts borrowed under the Revolving Line may be repaid and, prior to the Revolving Line Maturity Date (defined below), reborrowed. The Revolving Line terminates on October 10, 2020 (the “Revolving Line Maturity Date”), unless earlier terminated by us. As of September 30, 2020, no amounts have been borrowed under this Loan Agreement. We amended and restated the Loan Agreement on October 8, 2020, as described in Note 14 - Subsequent Event.
    Amounts due under the Loan Agreement are secured by our assets, including all personal property, inventory and bank accounts; however, intellectual property is not secured under the Loan Agreement. The inventory used to secure the amount due does not include demo or loaner equipment with an aggregate book value up to $1.0 million. The Loan Agreement requires us to observe a number of financial and operational covenants, including maintenance of a specified Liquidity Coverage Ratio (as defined in the Loan Agreement), protection and registration of intellectual property rights and customary negative covenants. If any event of default occurs SVB may declare due immediately all borrowings under the Credit Facility and foreclose on the collateral. Furthermore, an event of default under the Credit Facility would result in an increase in the interest rate on any amounts outstanding. As of September 30, 2020, there were no events of default on the Credit Facility.
On April 28, 2020, we were granted a loan (the "Loan") from SVB in the aggregate amount of $4.5 million, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

On May 4, 2020, we returned the full amount of the proceeds of the Loan to SVB. The decision to return the proceeds was based on the revised guidance issued by the U.S. Department of Treasury and the Small Business Administration subsequent to our application for the Loan.
Interest expense, net for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense on Term Loans	$—	$—	$—	$8
Amortization of debt issuance costs	—	—	—	1
Other interest expense	1	4	2	6
Total interest expense, net	$1	$4	$2	$15
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

    We also have finance leases for equipment which have remaining terms ranging from 1 to 3 years. These lease agreements are for general office equipment with a 5-year useful life. These lease agreements do not have an option to extend the lease beyond the stated terms nor do they have an early termination clause. These lease agreements do not have any variable payment provisions included. The finance lease costs consist of interest expense and amortization, and are included primarily in selling, general and administrative expense in our consolidated statements of operations.

    The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities.

    Our lease components included in the consolidated balance sheets were as follows:

Lease component	Classification	September 30, 2020	December 31, 2019
(in thousands)
Assets
ROU assets - operating lease	Other assets	$7,785	$2,236
ROU assets - finance lease	Other assets	36	70
Total ROU assets		$7,821	$2,306

Liabilities
Current operating lease liability	Accrued liabilities	$1,209	$1,283
Current finance lease liability	Accrued liabilities	18	50
Long-term operating lease liability	Other liabilities	7,745	1,988
Long-term finance lease liability	Other liabilities	16	23
Total lease liabilities		$8,988	$3,344

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease costs	$320	$407	$1,099	$1,214
Variable rent costs	155	(37)	141	(110)
Total rent expense	$475	$370	$1,240	$1,104

    Future minimum lease payments under non-cancelable operating and finance leases were as follows as of September 30, 2020 (amounts in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2020 - remaining 3 months	$434	$14
2021	1,721	11
2022	1,657	10
2023	1,616	5
2024	1,274	—
2025 and beyond	4,633	—
Total future minimum lease payments	11,335	40
Less: interest	2,381	6
Total lease liabilities	$8,954	$34

Current lease liability	$1,209	$18
Long-term lease liability	7,745	16
Total lease liabilities	$8,954	$34

    Other information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except weighted-average data)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$7	$11	$35	$33
Interest on lease liabilities	1	2	3	4
Total finance lease cost	$8	$13	$38	$37

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$320	$407	$1,064	$1,214
Finance cash flows from finance leases	$13	$13	$39	$27
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,274	$—	$6,805	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$15
Weighted-average remaining lease term (years) - operating leases	7.7	3.8	7.7	3.8
Weighted-average remaining lease term (years) - finance leases	2	2.2	2	2.2
Weighted-average discount rate - operating leases	6%	7%	6%	7%
Weighted-average discount rate - finance leases	7%	7%	7%	7%

    At September 30, 2020, we had no additional operating or finance leases that had not yet commenced.

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

The fair values of stock options granted in each period presented were estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free rate	0.46%	—	0.69%	2.59%
Expected volatility	62.78%	—	62.84%	64.63%
Expected term (in years)	7	—	7	7

Stock Options
A summary of the stock option activity for the nine months ended September 30, 2020 is presented below:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(in thousands, except share, per share and weighted-average data)

Balance, January 1, 2020	3,160,397	$1.18 - $7.37	$2.72	$14,460	1,835,799	$2.28	$9,198
Granted	70,000	$6.27 - $7.59	$6.65
Exercised	(688,495)	$1.18 - $4.43	$2.84
Canceled	(100,187)	$1.27 - $4.75	$3.33
Balance, September 30, 2020	2,441,715	$1.18 - $7.59	$2.77	$7,971	1,396,231	$2.18	$5,323

(1)The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only. The aggregate intrinsic value is based on the closing price of our common stock on the Nasdaq Capital Market, as applicable, on the respective dates.

At September 30, 2020, the outstanding stock options to purchase an aggregate of 2.4 million shares had a weighted-average remaining contractual term of 6.3 years, and the exercisable stock options to purchase an aggregate of 1.4 million shares had a weighted-average remaining contractual term of 4.8 years. The fair value of shares underlying vested options was $8.3 million at September 30, 2020. The fair value of shares underlying options exercised during the nine months ended September 30, 2020 was $4.1 million.
For the nine months ended September 30, 2020 and 2019 we recognized $1.5 million and $1.1 million in share-based compensation expense, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $2.4 million in share-based compensation expense over the weighted-average remaining service period of 2.2 years for stock options outstanding as of September 30, 2020.

Restricted Stock and Restricted Stock Units

Historically, we have granted shares of restricted stock to certain employees that have vested in three equal annual installments on the anniversary dates of their grant. However, beginning in 2019, we altered our approach for these grants to replace the grant of restricted stock subject to time-based vesting with the grant of a combination of restricted stock units ("RSUs") subject to time-based vesting and performance-based vesting. Each RSU represents the contingent right to receive a single share of our common stock upon the vesting of the award. For the nine months ended September 30, 2020, we granted an aggregate of 138,650 RSUs to certain employees. Of the RSUs granted during the nine months ended September 30, 2020, 76,700 of such RSUs are subject to time-based vesting and are scheduled to vest in three equal annual installments on the anniversary dates of the grant. The remaining 61,950 RSUs are performance-based awards that will vest based on our achievement of long-term performance goals, in particular, based on our levels of 2022 revenue and operating income. The 61,950 shares issuable upon vesting of the performance-based RSUs represent the maximum payout under our performance-based awards, based upon 150% of our target performance for 2022 revenue and operating income (the payout of such awards based on target performance for 2022 revenue and operating income would be 41,300 shares). In the case of the time-based and performance-based RSUs, vesting is also subject to the employee's continuous service with us through vesting. During the nine months ended September 30, 2020, 137,999 shares of restricted stock vested and 55,668 shares of RSUs issued to employees vested.

In addition, in conjunction with our 2018, 2019, and 2020 Annual Meetings of Stockholders, we granted RSUs to certain members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy (other members of our Board of Directors elected to receive their annual equity compensation for Board service in the form of stock units under our Deferred Compensation Plan as described below). RSUs granted to our non-employee Directors vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting. For the nine months ended September 30, 2020, we granted 10,652 RSUs to certain non-employee members of our Board of

Directors in respect of the annual equity grants pursuant to our non-employee director compensation policy. During the nine months ended September 30, 2020, 11,600 RSUs issued pursuant to our non-employee director compensation policy vested.

Unamortized restricted stock and RSUs expense at September 30, 2020 that will amortize over the weighted-average remaining service period of 1.4 years totaled $1.4 million.

The following table summarizes the number of unvested shares underlying our restricted stock awards and RSUs and the value of our unvested restricted stock awards and RSUs:

(in thousands, except share and weighted-average share data)	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance, January 1, 2020	502,102	$3.32	$1,667
Granted	149,302	6.48	967
Vested	(205,267)	2.86	(587)
Balance, September 30, 2020	446,137	$4.58	$2,047

Employee Stock Purchase Plan
On April 7, 2020, our board of directors approved, and on May 11, 2020, our stockholders approved, the Luna Innovations Incorporated 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The first offering period under the 2020 ESPP commenced on July 1, 2020. The 2020 ESPP grants our eligible employees a purchase right to purchase up to that number of shares of common stock purchasable either with a percentage or with a maximum dollar amount, as designed by the Board of Directors, during the period that begins on the offering date and ends on the date stated in the offering. The maximum number of shares of common stock that may be issued under the 2020 ESPP is 1,200,000 shares. The 2020 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized over the six-month withholding period prior to the purchase date. For the three and nine months ended September 30, 2020 we recognized $0.1 million in share-based compensation expense related to the 2020 ESPP, which is included in our selling, general and administrative expense in the accompanying statement of operations.
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

The following is a summary of our stock unit activity under the Deferred Compensation Plan for the nine months ended September 30, 2020:

(in thousands, except stock units and weighted-average share data)	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, January 1, 2020	629,003	$2.09	$4,585
Granted	47,015	6.70	281
Issued	(47,377)	1.65	—
Balance, September 30, 2020	628,641	$2.37	$3,759
As of September 30, 2020, 24,855 of the outstanding stock units had not yet vested.
The following table details our equity transactions during the nine months ended September 30, 2020:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
(in thousands, except share data)
Balance, January 1, 2020, as previously reported	—	$—	30,149,105	$32	1,639,791	$(4,337)	$88,022	$(16,248)	$67,469
Exercise of stock options	—	—	316,504	—	—	—	1,198	—	1,198
Share-based compensation	—	—	55,668	—	—	—	502	—	502
Net income	—	—	—	—	—	—	—	(1,116)	(1,116)
Forfeitures of restricted stock	—	—	(34,700)	—	—	—	(276)	—	(276)
Balance, March 31, 2020	—	$—	30,486,577	$32	1,639,791	$(4,337)	$89,446	$(17,364)	$67,777
Exercise of stock options	—	—	346,461	—	—	—	726	—	726
Share-based compensation	—	—	11,600	—	—	—	465	—	465
Deferred compensation issuance	—	—	47,377	—	—	—	78	—	78
Net income	—	—	—	—	—	—	—	1,369	1,369
Forfeitures of restricted stock	—	—	(61,530)	—	—	—	(410)	—	(410)
Purchase of treasury stock	—	—	(32,950)	—	32,950	(204)	—	—	(204)
Balance, June 30, 2020	—	$—	30,797,535	$32	1,672,741	$(4,541)	$90,305	$(15,995)	$69,801
Exercise of stock options	—	—	25,530	1	—	—	33	—	34
Share-based compensation	—	—	—	—	—	—	571	—	571
Net income	—	—	—	—	—	—	—	3,102	3,102
Forfeitures of restricted stock	—	—	14,700	—	—	—	125	—	125
Purchase of treasury stock	—	—	(14,700)	—	14,700	(125)	—	—	(125)
Balance, September 30, 2020	—	$—	30,823,065	$33	1,687,441	$(4,666)	$91,034	$(12,893)	$73,508

The following table details our equity transactions during the nine months ended September 30, 2019:

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
(in thousands, except share data)
Balance, January 1, 2019, as previously reported	1,321,514	$1	27,956,401	$30	1,253,105	$(2,117)	$85,745	$(21,305)	$62,354
Exercise of stock options	—	—	189,312	—	—	—	185	—	185
Share-based compensation	—	—	—	—	—	—	343	—	343
Stock dividends to Carilion Clinic	—	—	—	—	—	—	83	(83)	—
Net income	—	—	—	—	—	—	—	1,126	1,126
Balance, March 31, 2019	1,321,514	$1	28,145,713	$30	1,253,105	$(2,117)	$86,356	$(20,262)	$64,008
Exercise of stock options	—	—	207,786	—	—	—	182	—	182
Share-based compensation	—	—	—	—	—	—	378	—	378
Stock dividends to Carilion Clinic	—	—	—	—	—	—	90	(90)	—
Net income	—	—	—	—	—	—	—	841	841
Purchase of treasury stock	—	—	(52,733)	—	52,733	(220)	—	—	(220)
Balance, June 30, 2019	1,321,514	$1	28,300,766	$30	1,305,838	$(2,337)	$87,006	$(19,511)	$65,189
Exercise of stock options	—	—	83,204	1	—	—	70	—	71
Share-based compensation	—	—	16,286	—	—	—	420	—	420
Stock dividends to Carilion Clinic	—	—	770,454	—	—	—	113	(113)	—
Preferred stock to common stock conversion	(1,321,514)	(1)	1,321,514	1	—	—	—	—	—
Net income	—	—	—	—	—	—	—	1,230	1,230
Purchase of treasury stock	—	—	(333,953)	—	333,953	(2,000)	—	—	(2,000)
Balance, September 30, 2019	—	$—	30,158,271	$32	1,639,791	$(4,337)	$87,609	$(18,394)	$64,910

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

The details are listed in the table below for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
		2020			2019
(in thousands)	Lightwave	Luna Labs	Total	Lightwave	Luna Labs	Total
	(unaudited)
Total Revenue by Geographic Location
United States	$8,729	$5,700	$14,429	$7,086	$5,301	$12,387
Asia	4,532	—	4,532	3,729	—	3,729
Europe	1,694	—	1,694	1,912	—	1,912
Canada, Central and South America	319	—	319	219	—	219
All Others	76	—	76	142	—	142
Total	$15,350	$5,700	$21,050	$13,088	$5,301	$18,389

Total Revenue by Major Customer Type
Sales to the U.S. government	$2,599	$5,287	$7,886	$2,793	$4,879	$7,672
U.S. direct commercial sales and other	6,130	413	6,543	4,293	422	4,715
Foreign commercial sales & other	6,621	—	6,621	6,002	—	6,002
Total	$15,350	$5,700	$21,050	$13,088	$5,301	$18,389

Total Revenue by Contract Type
Fixed-price contracts	$14,717	$3,349	$18,066	$12,166	$3,215	$15,381
Cost-type contracts	633	2,351	2,984	922	2,086	3,008
Total	$15,350	$5,700	$21,050	$13,088	$5,301	$18,389

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$12,987	$314	$13,301	$11,229	$408	$11,637
Goods/services transferred over time	2,363	5,386	7,749	1,859	4,893	6,752
Total	$15,350	$5,700	$21,050	$13,088	$5,301	$18,389

Total Revenue by Major Products/Services
Technology development	$2,040	$5,386	$7,426	$1,602	$4,893	$6,495
Test, measurement and sensing systems	12,987	—	12,987	11,234	—	11,234
Other	323	314	637	252	408	660
Total	$15,350	$5,700	$21,050	$13,088	$5,301	$18,389

	Nine Months Ended September 30,
		2020			2019
(in thousands)	Lightwave	Luna Labs	Total	Lightwave	Luna Labs	Total
	(unaudited)
Total Revenue by Geographic Location
United States	$21,622	$16,929	$38,551	$19,120	$15,907	$35,027
Asia	11,857	—	11,857	9,451	—	9,451
Europe	5,261	—	5,261	5,343	—	5,343
Canada, Central and South America	782	—	782	936	—	936
All Others	315	—	315	279	—	279
Total	$39,837	$16,929	$56,766	$35,129	$15,907	$51,036

Total Revenue by Major Customer Type
Sales to the U.S. government	$6,119	$15,399	$21,518	$6,980	$14,658	$21,638
U.S. direct commercial sales and other	15,503	1,530	17,033	12,140	1,249	13,389
Foreign commercial sales & other	18,215	—	18,215	16,009	—	16,009
Total	$39,837	$16,929	$56,766	$35,129	$15,907	$51,036

Total Revenue by Contract Type
Fixed-price contracts	$37,667	$9,615	$47,282	$32,823	$9,291	$42,114
Cost-type contracts	2,170	7,314	9,484	2,306	6,616	8,922
Total	$39,837	$16,929	$56,766	$35,129	$15,907	$51,036

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$34,023	$1,148	$35,171	$29,308	$995	$30,303
Goods/services transferred over time	5,814	15,781	21,595	5,821	14,912	20,733
Total	$39,837	$16,929	$56,766	$35,129	$15,907	$51,036

Total Revenue by Major Products/Services
Technology development	$5,275	$15,781	$21,056	$4,665	$14,912	$19,577
Test, measurement and sensing systems	34,023	—	34,023	29,323	—	29,323
Other	539	1,148	1,687	1,141	995	2,136
Total	$39,837	$16,929	$56,766	$35,129	$15,907	$51,036

Contract Balances

Our contract assets consist of unbilled amounts for technology development contracts as well as custom product contracts. Also included in contract assets are royalty revenue and carrying amounts of right of return inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, right of return refund, and customer deposits. For the nine months ended September 30, 2020, net contract assets/(liabilities) increased $1.8 million, due primarily to an increase in our Fixed-Price contracts that have not yet reached milestones as designated in their respective contracts but for which revenue has been recognized. The increase is also attributable to subcontractor work that has been performed but not yet invoiced.

The following table shows the components of our contract balances as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Contract assets	$4,796	$3,208
Contract liabilities	3,721	3,888
Net contract liabilities	$1,075	$(680)

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Lightwave segment's unfulfilled performance obligations was $21.6 million at September 30, 2020. We expect to satisfy 27% of the performance obligations in 2020, 45% in 2021 and the remainder by 2024. The approximate value of our Luna Labs segment's unfulfilled performance obligations was $24.4 million at September 30, 2020. We expect to satisfy 24% of the performance obligations in 2020, 53% in 2021 and the remainder by 2023.

11.Income Taxes

We and our subsidiaries file U.S. Federal income tax returns and income tax returns in various state, local and foreign jurisdictions.

    For the nine months ended September 30, 2020, our effective income tax rate was (5.66)% compared to (67.92)% for the nine months ended September 30, 2019. Our effective income tax rate has fluctuated primarily because there was a valuation allowance release in 2019, as a result of the acquisition of GP, as well as claiming R&D credit not previously claimed.

    The effective tax rate for 2020 differs from the Federal statutory rate of 21%, primarily as a result of state taxes and permanent differences related to equity compensation and benefit for R&D credits.

    The effective tax rate for 2019 differs from the Federal statutory rate of 21%, primarily as a result of the partial release of the valuation allowance related to the net operating loss carryforwards expected to be used to offset taxable income in the period and certain discrete items.

    We consider both positive and negative evidence when evaluating the recoverability of our deferred tax assets ("DTAs").  The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e. greater than a 50% probability) that all or some portion of the DTAs will be realized in the future.  As of September 30, 2020, our valuation allowance was $0.4 million, which related to our dormant entities.

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

Through September 30, 2020, our Chief Executive Officer and his direct reports (collectively represented our CODM), evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 13, 2020).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands)	(unaudited)		(unaudited)
Revenues:
Lightwave	$15,350	$13,088	$39,837	$35,129
Luna Labs	5,700	5,301	16,929	15,907
Total revenues	$21,050	$18,389	$56,766	$51,036
Lightwave operating income	$2,509	$859	$3,654	$667
Luna Labs operating income	(257)	623	798	932
Total operating income	$2,252	$1,482	$4,452	$1,599
Depreciation, Lightwave	$272	$192	$689	$599
Depreciation, Luna Labs	$41	$40	$115	$106
Amortization, Lightwave	$417	$425	$1,231	$1,078
Amortization, Luna Labs	$33	$12	$91	$52
The table below presents assets for reportable segments:

	September 30, 2020	December 31, 2019
(in thousands)	(unaudited)
Total segment assets:
Lightwave	$72,688	$70,276
Luna Labs	23,195	16,248
Total assets	$95,883	$86,524
Property plant and equipment, and intangible assets, Lightwave	$21,303	$23,201
Property plant and equipment, and intangible assets, Luna Labs	$543	$1,001

The U.S. government accounted for 37% and 42% of total consolidated revenues for the three months ended September 30, 2020 and 2019, respectively, and 38% and 42% of total consolidated revenues for the nine months ended September 30, 2020 and 2019, respectively.
International revenues (customers outside the United States) accounted for 31% of total consolidated revenues for both the three months ended September 30, 2020 and 2019 and 32% and 31% of total consolidated revenues for the nine months ended September 30, 2020 and 2019, respectively. Customers in China represented 11% of total revenues in both the three and nine months ended September 30, 2020, while no other single country, outside of the United States, represented more than 10% of total revenues in the three and nine months ended September 30, 2019.

13.Commitments and Contingencies
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of the dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and Macom receiving $1.9 million. For the nine months ended September 30, 2020, we have recorded a loss from discontinued operations of $1.4 million, net of income tax benefit, to reflect the settlement of the dispute.
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
    On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $19.0 million with an earn-out provision of up to $1.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. As of September 30, 2020, the $1.0 million in additional cash consideration has been paid as a result of the successful completion of the earn-out provision.
We executed non-cancelable purchase orders totaling $1.5 million in the third quarter of 2020 for multiple shipments of tunable lasers to be delivered over an 18-month period. At September 30, 2020, approximately $1.4 million of these commitments remained and are expected to be delivered by December 31, 2021.
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

14.    Subsequent Event

On October 8, 2020, we entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with SVB, which amended and restated in its entirety our previous Loan and Security Agreement dated as of October 10, 2019, as amended (see Note 7). Under the A&R Loan Agreement, SVB agreed to make advances available up to $10.0 million (the “A&R Revolving Line”). If we borrow from the A&R Revolving Line, such borrowing would carry a floating annual interest rate equal to the greater of (i) the Prime Rate (as defined in the Loan Agreement) then in effect plus .50% or (ii) 4.75%.

Amounts borrowed under the A&R Revolving Line may be repaid and, prior to the A&R Revolving Line Maturity Date (defined below), reborrowed. The Revolving Line terminates on October 10, 2021 (the “A&R Revolving Line Maturity Date”), unless earlier terminated by us. No amounts have been borrowed under this A&R Loan Agreement.

Amounts due under the A&R Loan Agreement are secured by our assets, including all personal property and bank accounts; however, intellectual property is not secured under the Loan Agreement. The Loan Agreement requires us to observe a number of financial and operational covenants, including maintenance of a specified Liquidity Coverage Ratio (as defined in the A&R Loan Agreement), protection and registration of intellectual property rights and customary negative covenants.

On October 29, 2020, we acquired a small company that develops and manufactures fiber optic test and measurement equipment and advanced fiber optic subsystems primarily for telecommunication and radio-over-fiber applications. The company's acquired operations will be integrated into, and reported as a part of, our Lightwave division. This acquisition supports our growth strategy in the communications test arena.

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

Our Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. We continue to develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy, and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Lightwave segment also performs applied research principally in the areas of optical and terahertz technologies. Our Lightwave segment revenues represented 73% and 71% of our total revenues for the three months ended September 30, 2020 and 2019, respectively, and 70% and 69% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively. The Lightwave segment revenues were $15.4 million and $13.1 million for the three months ended September 30, 2020 and 2019, respectively, and $39.8 million and $35.1 million for the nine months ended September 30, 2020 and 2019, respectively.
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

    We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Lightwave segment backlog was $21.6 million at September 30, 2020 and $16.1 million at December 31, 2019. The backlog at September 30, 2020 is expected to be recognized as revenue in the future as follows:

(in thousands)	2020	2021	2022	2023	2024 and beyond	Total
Lightwave
Funded	$2,669	$4,862	$629	$—	$—	$8,160
Unfunded	$3,205	$4,780	$3,839	$1,617	$30	$13,471
    The Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. This segment comprised 27% and 29% of our total revenues for the three months ended September 30, 2020 and 2019, respectively, and 30% and 31% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively. Most of the government funding for our Luna Labs segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA"). The Luna Labs segment revenues were $5.7 million and $5.3 million for the three months ended September 30, 2020 and 2019, respectively, and $16.9 million and $15.9 million for the nine months ended September 30, 2020 and 2019, respectively.

    Within the Luna Labs segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our Luna Labs segment backlog was $24.4 million at September 30, 2020 and $31.3 million at December 31, 2019. The backlog at September 30, 2020 is expected to be recognized as revenue in the future as follows:

(in thousands)	2020	2021	2022	2023	2024 and beyond	Total
Luna Labs
Funded	$5,464	$11,565	$4,093	$491	$—	$21,613
Unfunded	$342	$1,374	$1,095	$—	$—	$2,811
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
    The broader impact of the COVID-19 pandemic on our results of operations and overall financial performance remains uncertain. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. In addition, we have experienced minor impacts on our supply chain that we have managed. For example, in cases where there were delays we relied on our inventory of components to continue production. There is no guarantee we will be able to manage through future delays in our supply chain. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic on our business.
Revenues
    We generate revenues from product sales, commercial product development and licensing and technology development activities. Our Lightwave segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 73% and 71% of our total revenues for the three months ended September 30, 2020 and 2019, respectively, and 70% and 69% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively.
    We derive Luna Labs segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years and recognize these revenues over the life of the contract as costs are incurred. The Luna Labs segment revenues represented 27% and 29% of total revenues for the three months ended September 30, 2020 and 2019, respectively, and 30% and 31% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively.
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
Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenues

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Difference	% Difference
Revenues:
Lightwave	$15,350	$13,088	$2,262	17%
Luna Labs	5,700	5,301	399	8%
Total revenues	$21,050	$18,389	$2,661	14%

    Our Lightwave segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, Optical Vector Analyzer platforms, optical components and sub-assemblies and sales of our Hyperion platforms. Lightwave segment revenues for the three months ended September 30, 2020 increased $2.3 million, or 17%, to $15.4 million compared to $13.1 million for the three months ended September 30, 2019.
The increase for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, resulted primarily from growth in sales of our sensing and communications testing products.
    Revenues from our Luna Labs segment for the three months ended September 30, 2020 increased $0.4 million, or 8%, to $5.7 million compared to $5.3 million for the three months ended September 30, 2019. The increase in Luna Labs segment revenues continues a growth trend experienced over the past three years largely driven by successes in second Phase 2 SBIR awards as well as non-SBIR awards. The increase for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was realized primarily in our advanced materials group. As Phase 2, second Phase 2 and non-SBIR contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Difference	% Difference
Cost of revenues:
Lightwave	$5,670	$5,449	$221	4%
Luna Labs	4,431	3,665	766	21%
Total cost of revenues	10,101	9,114	987	11%
Gross profit	$10,949	$9,275	$1,674	18%
    The cost of Lightwave segment revenues increased by $0.2 million, or 4%, to $5.7 million for the three months ended September 30, 2020, compared to $5.4 million for the three months ended September 30, 2019. This increase in cost of revenues resulted from higher sales volume in our sensing and communications testing products.
    The cost of Luna Labs segment revenues for the three months ended September 30, 2020 increased $0.8 million, or 21%, to $4.4 million compared to $3.7 million for the three months ended September 30, 2019. The increase in cost of Luna Labs segment revenues was primarily attributable to third-party subcontracted services associated with performing our awarded contracts and was consistent with the rate of revenue growth for this business segment. The increase in cost of revenues is also attributable to overhead expenses incurred in order to consolidate segment operations.
    Our overall gross margin increased to 52% for the three months ended September 30, 2020, compared to 50% for the three months ended September 30, 2019, primarily as a result of our revenue mix, with Lightwave segment revenues, which generally have stronger margins, representing a larger portion of our total revenues during the three months ended September 30, 2020.
Operating Expense

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$6,505	$5,746	$759	13%
Research, development and engineering	1,616	2,047	(431)	(21)%
Loss on sale of property and equipment	576	—	576	100%
Total operating expense	$8,697	$7,793	$904	12%
    Our selling, general and administrative expense increased $0.8 million, or 13%, to $6.5 million for the three months ended September 30, 2020, compared to $5.7 million for the three months ended September 30, 2019. Selling, general and administrative expense increased primarily due to the additional selling related expenses as a result of increased revenues, increased depreciation on acquired fixed assets and share-based compensation related to the recent implementation of our ESPP.

    Research, development and engineering expense decreased $0.4 million, or 21%, to $1.6 million for the three months ended September 30, 2020, compared to $2.0 million for the three months ended September 30, 2019. Research, development and engineering expense decreased due to additional expenses incurred related to product improvements in our Lightwave segment for the three months ended September 30, 2019 that did not reoccur during the three months ended September 30, 2020.
The loss on sale of property and equipment was primarily due to the sale of one of our buildings and other fixed assets in order to consolidate operations in our Luna Labs operating segment.
Income from Continuing Operations Before Income Tax
    During the three months ended September 30, 2020, we recognized income from continuing operations before income taxes of $2.3 million compared to income from continuing operations before income taxes of $1.6 million for the three months ended September 30, 2019.
Income Tax (Benefit)/Expense
    For the three months ended September 30, 2020, we recognized an income tax benefit from continuing operations of $0.8 million, compared to an income tax expense from continuing operations of $0.3 million for the three months ended September 30, 2019, respectively. The income tax benefit for the three months ended September 30, 2020 is related to R&D tax credits.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenues

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Difference	% Difference
Revenues:
Lightwave	$39,837	$35,129	$4,708	13%
Luna Labs	16,929	15,907	1,022	6%
Total revenues	$56,766	$51,036	$5,730	11%

    Our Lightwave segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, and Optical Vector Analyzer platforms, optical components and sub-assemblies and sales of our Hyperion and Terahertz sensing platforms. Lightwave segment revenues for the nine months ended September 30, 2020 increased $4.7 million, or 13%, to $39.8 million compared to $35.1 million for the nine months ended September 30, 2019. The increase for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, resulted primarily from the incremental revenues associated with the acquired operations of GP as well as increased revenues from our sensing products.

    Luna Labs segment revenues increased $1.0 million, or 6%, to $16.9 million for the nine months ended September 30, 2020, compared to $15.9 million for the nine months ended September 30, 2019. The increase for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 continues a growth trend experienced over the past few years largely driven by successes in Phase 2 SBIR awards. The increase was realized primarily in our advanced materials research group. As Phase 2 contracts generally have a performance period of a year or more, we currently expect revenues to remain at a similar level for the near term.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Difference	% Difference
Cost of revenues:
Lightwave	$15,736	$15,063	$673	4%
Luna Labs	12,200	11,178	1,022	9%
Total cost of revenues	27,936	26,241	1,695	6%
Gross profit	$28,830	$24,795	$4,035	16%

    Costs of Lightwave segment revenues increased $0.7 million, or 4%, to $15.7 million for the nine months ended September 30, 2020, compared to $15.1 million for the nine months ended September 30, 2019. This increase in cost of revenues primarily resulted from the incremental revenues associated with the acquired operations of GP as well as the organic growth in sales of our sensing products.

    Costs of Luna Labs segment revenues increased $1.0 million, or 9%, to $12.2 million for the nine months ended September 30, 2020, compared to $11.2 million the nine months ended September 30, 2019. The increase in cost of Luna Labs segment revenues was attributable to additional headcount and the increased spending on other direct costs to support the growth in our research contracts and was consistent with the rate of revenue growth for this business segment.

    Our overall gross margin for the nine months ended September 30, 2020 increased to 51% compared to 49% for the nine months ended September 30, 2019 primarily as a result of our revenue mix, with Lightwave segment revenues, which generally have stronger margins, representing a larger portion of our total revenues during the nine months ended September 30, 2020.

Operating Expense

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$19,085	$17,955	$1,130	6%
Research, development and engineering	4,717	5,241	(524)	(10)%
Loss on sale of property and equipment	576	—	576	100%
Total operating expense	$24,378	$23,196	$1,182	5%

    Selling, general and administrative expense increased $1.1 million, or 6%, to $19.1 million for the nine months ended September 30, 2020, compared to $18.0 million for the nine months ended September 30, 2019. Selling, general and administrative expense increased primarily due to incremental costs associated with the acquired operations of GP, which we acquired on March 1, 2019.

    Research, development and engineering expense decreased $0.5 million, or 10%, to $4.7 million for the nine months ended September 30, 2020, compared to $5.2 million for the nine months ended September 30, 2019. Research, development and engineering expense decreased due to additional expenses incurred related to product improvements in our Lightwave segment for the nine months ended September 30, 2019 that did not reoccur during the nine months ended September 30, 2020.
The loss on sale of property and equipment was primarily due to the sale of one of our buildings and other fixed assets in order to consolidate operations in our Luna Labs operating segment.

Investment Income
Investment income was $0.1 million for the nine months ended September 30, 2020, compared to $0.3 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, we invested a portion of our cash in funds holding U.S. treasury securities. The decrease in investment income is related to lower returns on our cash balance held in U.S. treasury securities.

Income from Continuing Operations Before Income Tax
During the nine months ended September 30, 2020, we recognized income from continuing operations before income taxes of $4.5 million compared to $1.9 million for the nine months ended September 30, 2019.
Income Tax Benefit
For the nine months ended September 30, 2020, we recognized an income tax benefit from continuing operations of $0.3 million, compared to an income tax benefit of $1.3 million for the nine months ended September 30, 2019. The decrease in our income tax benefit for the nine months ended September 30, 2020 was primarily due to a reduction in our deferred tax asset valuation allowances as a result of the acquisition of GP in the 2019 period, partially offset by R&D tax credits received in the 2020 period.
Net Loss from Discontinued Operations
For the nine months ended September 30, 2020, our net loss from discontinued operations of $1.4 million represented the after-tax loss on sale of our High Speed Optical Receiver ("HSOR") business. In March 2020, we settled the notice of claim dispute with Macom Technology Solutions, Inc. ("Macom") resulting in us receiving $0.6 million and Macom receiving $1.9 million. There were no results from discontinued operations for the nine months ended September 30, 2019.

Liquidity and Capital Resources
    At September 30, 2020, our total cash and cash equivalents were $26.4 million.

    We believe that our cash balance as of September 30, 2020 in addition to amounts available to us under our Revolving Line, which we renewed on October 8, 2020, will provide adequate liquidity for us to meet our working capital needs over the next twelve months. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents and borrowing capacity under the Revolving Line described above, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
Discussion of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Difference
Net cash provided by operating activities	$97	$1,085	$(988)
Net cash provided by/(used in) investing activities	290	(19,697)	19,987
Net cash provided by/(used in) financing activities	1,029	(2,434)	3,463
Net increase/(decrease) in cash and cash equivalents	$1,416	$(21,046)	$22,462
During the first nine months of 2020, the $0.1 million of net cash provided by operating activities consisted of our net income of $3.4 million, which included non-cash charges for depreciation and amortization of $2.1 million, share-based compensation of $1.5 million, net loss on sale of fixed assets of $0.6 million, and a net loss from discontinued operations of $1.4 million offset by a net cash outflow of $8.8 million from changes in working capital. The changes in working capital include a decrease in accounts payable and accrued expenses of $1.5 million, a decrease in contract liabilities of $0.2 million, an increase in accounts receivable of $2.1 million, an increase in inventory of $1.4 million, an increase in other current assets of $2.0 million, and an increase in contract assets of $1.6 million.
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
    Cash provided by investing activities during the nine months ended September 30, 2020 included $0.6 million in proceeds from the sale of discontinued operations and $0.4 million in proceeds from the sale of property and equipment, partially offset by $0.4 million of fixed asset additions and $0.3 million of capitalized intellectual property costs. Net cash used in investing activities during the nine months ended September 30, 2019 included $0.5 million of fixed asset additions, $0.2 million of capitalized intellectual property costs and $19.0 million to acquire the operations of GP.
    Net cash provided by financing activities during the nine months ended September 30, 2020 consisted primarily of proceeds from the exercise of stock options of $1.4 million, partially offset by a cash outflow of $0.3 million to repurchase our common stock. Net cash used in financing activities during the nine months ended September 30, 2019 consisted primarily of $0.6 million of payments on long-term debt obligations and $2.2 million to repurchase our common stock on the open market, partially offset by $0.4 million in proceeds received from the exercise of options.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2020.

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
The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended September 30, 2020.
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
Foreign Currency Exchange Rate Risk
As of September 30, 2020, all payments made under our research contracts have been denominated in U.S. dollars. Our product sales to foreign customers are also generally denominated in U.S. dollars, and we generally do not receive payments in foreign currency. As such, we are not directly exposed to significant currency gains or losses resulting from fluctuations in foreign exchange rates.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

    In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of the dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and Macom receiving $1.9 million. We have recorded a loss from discontinued operations of $1.4 million net of income tax benefit for the nine months ended September 30, 2020 to reflect the settlement of the dispute.

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
RISK FACTORS SUMMARY

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•Risks Relating to our Business
◦Our technology is subject to a license from Intuitive Surgical, Inc., which is revocable in certain circumstances. Without this license, we cannot continue to market, manufacture or sell our fiber-optic products.
◦We depend on third-party vendors for specialized components in our manufacturing operations, making us vulnerable to supply shortages and price fluctuations that could harm our business.
◦As a provider of contract research to the U.S. government, we are subject to federal rules, regulations, audits and investigations, the violation or failure of which could adversely affect our business.
◦We rely and will continue to rely on contracts and grants awarded under the SBIR program for a significant portion of our revenues. A finding by the SBA that we no longer qualify to receive SBIR awards could adversely affect our business.
◦Our products must meet exacting specifications, and defects and failures may occur, which may cause customers to return or stop buying our products.
◦The markets for many of our products are characterized by changing technology which could cause obsolescence of our products, and we may incur substantial costs in delivering new products.
•Risks Relating to our Operations and Business Strategy
◦If we fail to properly evaluate and execute our strategic initiatives, it could have an adverse effect on our future results and the market price of our common stock.
◦Health epidemics, including the COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our customers and suppliers operate.

•Risks Relating to our Regulatory Environment
◦Our operations are subject to domestic and foreign laws, regulations and restrictions, and noncompliance with these laws, regulations and restrictions could expose us to fines, penalties, suspension or debarment, which could have a material adverse effect on our profitability and overall financial position.
◦We are or may become subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.
•Risks Relating to our Intellectual Property
◦Our proprietary rights may not adequately protect our technologies.
◦Third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.
•Risks Relating to our Common Stock
◦Our common stock price has been volatile and we expect that the price of our common stock will fluctuate substantially in the future, which could cause you to lose all or a substantial part of your investment.
◦Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws and Delaware law could discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.
RISKS RELATING TO OUR BUSINESS
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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the nine months ended September 30, 2020 and 2019, revenues generated under the SBIR program represented 34% and 37%, respectively, of our total revenues.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2020, we had approximately 277 full-time and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder.

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
Contract research revenue within the Lightwave and Luna Labs segment revenues, which consists primarily of government-funded research, accounted for 30% and 31% of our consolidated total revenues for the nine months ended September 30, 2020 and 2019, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
RISKS RELATING TO OUR OPERATIONS AND BUSINESS STRATEGY
If we fail to properly evaluate and execute our strategic initiatives, it could have an adverse effect on our future results and the market price of our common stock.
We evaluate strategic opportunities related to products, technology and business transactions, including acquisitions and divestitures. In the past, we have acquired businesses to support our growth strategy, including the acquisition of General Photonics Corporation in March 2019 and Micron Optics, Inc. in October 2018. If we choose to enter into such transactions in the future, we face certain risks including:

•the failure of the acquired business to meet our performance and financial expectations;
•difficulty integrating an acquired business's operations, personnel and financial and reporting systems into our current business
•potential unknown liabilities associated with the acquisition;
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
Health epidemics, including the COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our customers and suppliers operate.
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
•health epidemics, including the COVID-19 pandemic;
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

GENERAL RISK FACTORS

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2020
Not applicable.

(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.

(c) Purchases of Equity Securities by the Registrant
The following table summarizes repurchases of our common stock during September 2020. There were no purchases during July 2020 or August 2020.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
1/1/2020 - 1/31/2020	14,700 (1)	$8.45	—	$—

(1) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon vesting of restricted stock awards. These shares were repurchased in January 2020 but were not reflected as treasury stock during first quarter 2020. These repurchased shares were adjusted in September 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Standard Industrial Real Estate Lease dated July 13, 2020 between Luna Innovations Incorporated and Majestic Realty Co.

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

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (iv) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated
Date:	November 9, 2020	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)