Form 10-K
period 2020-12-31
LUNA INNOVATIONS INC
filed 2021-03-12
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020 based upon the closing price of Common Stock on such date as reported by the Nasdaq Capital Market, was approximately $176.8 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 10, 2021 there were 31,397,642 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2021 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2020, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “might,” “estimates,” “believes,” “should,” “projects,” “predicts,” “potential” or “continue,” or the negative of those words and other comparable words, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements are only predictions and may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, the potential impacts of the COVID-19 pandemic on our business, operations and financial results, the potential benefits of our acquisition of OptaSense, as well as assumptions relating to the foregoing.
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
◦We rely and will continue to rely on contracts and grants awarded under the Small Business Innovation Research program for a significant portion of our revenues. A finding by the SBA that we no longer qualify to receive Small Business Innovation Research awards could adversely affect our business.
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

PART I

ITEM 1.    BUSINESS
Company Overview and Business Model

    Luna Innovations Incorporated ("we" or the "Company") is a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries; and distributed fiber optic sensing solutions that measure, or “sense,” the structures for industries ranging from aerospace, automotive, energy, oil and gas, security and infrastructure.

Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments, accelerating the development of fiber optic products and assuring accurate testing of optical components like photonic integrated circuits ("PICs") and coherent receivers, which are both critical elements of meeting the world’s exponentially growing demand for bandwidth. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. In addition, our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of sensing and instrumentation, advanced materials, optical technologies and health sciences.

We are organized into two main reporting segments, our Lightwave segment and our Luna Labs segment. Our Lightwave segment consists of our fiber optics testing, measurement and sensing solutions. Our Lightwave segment revenues represented approximately 71% and 70% of our total revenues for the years ended December 31, 2020 and 2019, respectively.
    Our Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials, optical technologies and health sciences. Our Luna Labs segment comprised approximately 29% and 30% of our total revenues for the years ended December 31, 2020 and 2019, respectively. Most of the government funding for our Luna Labs segment is derived from the Small Business Innovation Research ("SBIR") program coordinated by the U.S. Small Business Administration ("SBA").
    Our SBIR research is focused on technological areas with commercial potential and we strive to commercialize any resulting scientific advancements. For the year ended December 31, 2020, approximately 32% of our total revenues were generated under the SBIR program, compared to 35% for the year ended December 31, 2019.
    For the years ended December 31, 2020 and 2019, 35% and 40%, respectively, of our total revenues were derived from the U.S. government.
Acquisitions
OptaSense Holdings Limited
On December 3, 2020, we acquired OptaSense Holdings Limited ("OptaSense") for $38.9 million, or £29.0 million, in cash. OptaSense, based in Farnborough, United Kingdom ("UK") and formerly owned by QinetiQ Holdings Limited, is a market leader in fiber optic distributed monitoring solutions for pipelines, oilfield services, security, highways and railways, and in power and utilities monitoring systems. The acquisition of OptaSense provided us with important distributed acoustic sensing ("DAS") intellectual property and products. OptaSense's technology and products and geographic footprint are highly complementary to our Lightwave segment which we believe will accelerate our technology roadmap and overall growth.
General Photonics Corporation
On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $20.0 million, inclusive of $19.0 million paid at closing and $1.0 million of contingent consideration paid in 2020 related to certain earn-out provisions.

Lightwave
Our Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. We develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Lightwave segment also performs applied research principally in the areas of optical and terahertz technologies.
Our key initiative for long term growth is to become a leading provider of fiber optic test, measurement, control and sensing equipment. The acquisition of OptaSense added distributed acoustic sensing technology to our existing suite of sensing products and provided for expansion into high-growth markets such as security and perimeter detection, smart infrastructure monitoring and oil and gas. Our products have historically been strong in long-range, discrete sensing and short range, fully distributed sensing which are best when specific, known locations needed to be monitored. OptaSense's product offering has helped us fill a gap for long range, fully distributed measurement, which is best for applications where signals can occur anywhere along the length of the sensor.
Our primary product lines in our Lightwave segment are described in more detail below.

Communications Test and Photonic Controls Products
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
Polarization Control
    Our polarization control products include components, modules and instruments to measure, manage and control polarization and group delay in fiber optic networks. Our proprietary fiber optic squeezing technology enables a high- performance polarization control and measurement system for the accurate measurement of polarization properties of light sources and optical materials. We also manufacture and sell fiber optic coils for use in gyroscopes.
Tunable Lasers
    Our swept tunable lasers are integrated into current and new products to help customers build faster, more flexible and cost-effective test and measurement products. Our laser has desirable properties in the quality of the laser light produced, the speed at which it can operate, the small size of the package, and the environmental conditions in which it can operate, making it possible to bring these capabilities out of the laboratory, and into more demanding environments such as aircraft structural health monitoring, automotive manufacturing, green energy and industrial applications.

Sensing and Non-Destructive Test Products
ODiSI Sensing Solution
    Our ODiSI products provide fully distributed strain and temperature measurements delivering an extraordinary amount of data by using an optical fiber as a continuous sensor to produce measurements every millimeter for a sensor up to 50 meters in length. Compared to traditional sensing methods, such as electrical strain gages, this technology provides greater insight into the performance, tolerances and failure mechanisms of composite structures and vehicles and can be integrated into locations and environments not accessible with traditional sensors. We believe our ODiSI products provide exceptional value to the aerospace and automotive industries as they continue to adopt electrification and move to lighter weight systems made of composite structures.

ODiSI incorporates multiple channels of fiber optic sensors whose inputs are integrated through an advanced measurement system and software using fiber optic sensing technology with our innovative monitoring system that allows several thousand sensors to be networked along a single optical fiber.
Hyperion Sensing Solution
Our Hyperion sensing products expand our capabilities in fiber optic sensing by providing distributed sensing using hundreds of Fiber-Bragg Grating ("FBG") or Extrinsic Fabry-Perot ("FP") sensors integrated into long-rage sensors of up to 40km in length, measured at sampling rates up to 5KHz. Hyperion enables rapid full-spectrum data acquisition and flexible peak detect algorithms of FBGs, Long Period FBGs and FP sensors with low-latency access to data for closed-loop feedback applications. Our Hyperion products target fiber optic sensing applications that require more dynamic measurement capabilities or longer distances than provided by our ODiSI platform, like monitoring of large, civil and industrial infrastructure.
Terahertz Sensing Systems

    Our Terametrix terahertz ("THz") gauging and imaging product line uses pulsed THz waves to provide precise single- and multi-layer thickness, density, basis weight and caliper thickness measurements to serve the industrial, non-destructive testing, and research markets. Similar to x-ray images, THz wavelengths penetrate through most non-conductive materials and can easily reveal imperfections such as voids, cracks, and density variations. THz offers a significant advantage over x-rays because the radiation is non-ionizing and thus is completely safe. THz technology, unlike other traditional methods, is non-contact, works with both opaque and translucent materials, and works well for multilayer structures. The ability to accurately measure layer thickness is critical for ensuring consistent quality, minimizing defects and reducing material usage for products such as tubing, tires, plastic bottles, adhesives and coatings. Handheld THz sensors can measure and scan specialty coatings and multilayer structures to check thickness consistency and locate subsurface defects. THz systems can be used to inspect the high-performance coatings used on military aircraft, verifying thickness of applied coatings with submicron accuracy.

Distributed Acoustic Sensing Products

OptaSense

Our line of advanced DAS interrogator units deliver superior measurements for a wide range of applications from advanced industrial monitoring through high performance geophysical measurements. Applications of these units include real-time pipeline monitoring preventing disruption flow, advance monitoring and evaluation of reservoir and wellbore to reduce risk and optimize recovery, real-time information detection on highways and railways for traffic management and ensuring safety, cost-effective surveillance of borders and national assets and the precise detection of faults in power and utility infrastructure. Our DAS operations include a market leading laser technology company that supports and vertically integrates the most critical element of the DAS system, its internal laser.
Sales and Marketing
    We primarily market our fiber optic test, measurement and control products to telecommunications companies, defense agencies, government system integrators, researchers, original equipment manufacturers, distributors, testing labs and strategic partners worldwide. We have a regional sales force that markets and sells our products directly as well as through manufacturer representative organizations to customers in North America and through partner and distribution channels for sales outside of North America, including the EMEA, LATAM and APAC regions. We have a dedicated sales force for direct marketing of our distributed sensing products, with an initial focus on customers in the automotive, aerospace, and energy industries.
    We sell and market our THz instruments primarily to original equipment manufacturers through a mix of technical sales engineers, value added resellers and independent sales representatives. We market these products and capabilities through industry specific channels, including the internet, industry trade shows and through trade journals.
    We believe that we provide a high level of support in developing and maintaining our long-term relationships with our customers. Customer service and support are provided through our offices and those of our partners that are located throughout the world.

Luna Labs
    We provide applied research for customers in our primary areas of focus, including sensing and materials such as coatings, adhesives, composites and bio-engineered materials. We generally compete to win contracts in these areas on a fee-for-service basis. Our Luna Labs segment has a successful track record of evaluating innovative technologies to address the needs of our customers.
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
    While we conduct our applied research on a fee-for-service basis for third parties, we seek to retain full or partial rights to the technologies and patents we develop under these contracts to continuously enlarge and strengthen our intellectual property portfolio. New technology that we develop may complement our existing technologies and enable us to develop applications and products that were previously not possible. In addition, the new technologies we develop may have commercial markets beyond the scope of the applications originally contemplated in the contract research stage, and we endeavor to capture the value of those opportunities. Funded research and development within this business segment was $23.6 million and $21.4 million for the years ended December 31, 2020 and 2019, respectively.
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
Sensing
    Our Luna Labs segment also performs a significant amount of applied research towards developing new sensors. This includes sensors for the purpose of corrosion, temperature, strain, pressure, structural health and chemical detection. Much of the work is directed to harsh environments and uses optics. Examples include measuring temperature and neutron flux in nuclear reactors, pressure and temperature in gas turbines and temperatures of cryogenic lines. The effort utilizes both discrete and distributed sensors. Our technology development work in this area is closely aligned with our Lightwave segment and is directed at advancing the technology and the development of new applications.
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
    Currently, we own or license approximately 527 U.S. and international patents and approximately 122 U.S. and international patent applications. Our issued patents generally have terms that are scheduled to expire between 2021 and 2037. The patents scheduled to expire in 2021 are not expected to have a significant impact on our revenues or results of operations. Patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. To the extent we elect to pursue, intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

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
Divestitures
Sale of High-Speed Optical Receiver ("HSOR") Business
    On August 9, 2017, we completed the sale of our HSOR business, which was part of our Lightwave segment, to Macom Technology Solutions Inc. ("Macom") for an initial purchase price of $33.5 million, of which $29.5 million in cash has been received, and $4.0 million was placed into escrow until December 15, 2018 for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. The HSOR business was a component of the operations of Advanced Photonix, Inc., which we acquired in May 2015. In December 2018, we received $1.5 million of the escrow amount. In March 2020, we settled a dispute regarding the remaining $2.5 million in escrow resulting in us receiving $0.6 million and Macom receiving $1.9 million. For the year ended December 31, 2020, we have recorded a loss from discontinued operations of $1.4 million, net of income tax benefit, to reflect the settlement of the dispute.

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
Competition
We compete with a variety of companies in several different product markets. The products that we have developed or are currently developing will compete with other technologically innovative products, as well as products incorporating conventional materials and technologies. We expect that we will compete with companies that manufacture test and measurement equipment for a wide range of industries, including aerospace, defense, healthcare, telecommunications, energy (including oil and gas and green energy), industrial measurement, and security applications. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas because our products leverage advanced technologies to offer superior performance. If we are unable to effectively compete in these areas in the future, we could lose business to our competitors, which could harm our operating results.
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
Government Regulation
Qualification for Small Business Innovation Research Grants
    SBIR is a highly competitive program that encourages small businesses to explore their technological potential and provides them with incentives to commercialize their technologies by funding research that might otherwise be prohibitively expensive or risky for companies like us. As noted above, we presently derive a significant portion of our revenue from this program, but we must continue to qualify for the SBIR program in order to be eligible to receive future SBIR awards. The eligibility requirements are:
•Ownership. The company must be more than 50 percent owned and controlled by U.S. citizens or permanent resident aliens, or owned by an entity that is itself more than 50 percent owned and controlled by U.S. citizens or permanent resident aliens; and
•Size. The company, including its affiliates, cannot have more than 500 employees.
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

    In addition, to be eligible for SBIR contracts, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2020, we, including all of our divisions, had 426 full- and part-time employees. In determining whether we have 500 or fewer employees, the SBA may count the number of employees of entities that are large stockholders who are “affiliated” or have the power to control us. In determining whether firms are affiliated, the SBA evaluates factors such as stock ownership and common management, but it ultimately may make its determination based on the totality of the circumstances. Eligibility protests can be raised to the SBA by a competitor or by the awarding contracting agency. If we grow larger, and if our ownership becomes more diversified, we may no longer qualify for the SBIR program, and we may be required to seek alternative sources and partnerships to fund some of our research and development costs. Additional information regarding these risks may be found below in “Risk Factors.”
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
Employees
    As of December 31, 2020, we had approximately 411 full-time employees and 15 part-time employees, including approximately 179 in research, development and engineering positions, approximately 140 in operations, approximately 56 in sales and marketing, and approximately 51 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
Backlog
    Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue, primarily within our Lightwave segment, was $28.2 million and $16.1 million at December 31, 2020 and 2019, respectively.
    We have historically had a backlog of contracts, primarily within our Luna Labs segment, for which work has been scheduled, but for which a specified portion of work has not yet been completed. The approximate value of our backlog was $26.8 million and $31.3 million at December 31, 2020 and 2019, respectively.
    We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Unfunded backlog was $5.0 million and $2.2 million as of December 31, 2020 and 2019, respectively. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.

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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the years ended December 31, 2020 and 2019, revenues generated under the SBIR program represented 32% and 35%, respectively, of our total revenues.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of December 31, 2020, we had approximately 426 full-time and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder.
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
Contract research revenue within the Lightwave and Luna Labs segment revenues, which consists primarily of government-funded research, accounted for 35% and 37% of our consolidated total revenues for the years ended December 31, 2020 and 2019, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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

We have obtained capital by borrowing money under a term loan and revolving line of credit and we might require additional capital to support and expand our business; our term loan and revolving line of credit have various covenants with which we must comply.
We intend to continue to make investments to support our business growth, including developing new products, enhancing our existing products, obtaining important regulatory approvals, enhancing our operating infrastructure, completing our development activities and building our commercial scale manufacturing facilities. To the extent that we are unable to remain profitable and to finance our activities from continuing operations, we may require additional funds to support these initiatives and to grow our business.
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
We have a term loan and borrowings under a revolving line of credit with PNC Bank, National Association ("PNC"), which require us to comply with a number of affirmative and restrictive covenants including, among others, financial covenants regarding minimum net leverage and fixed charge coverage, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Upon the occurrence of certain events, including our failure to satisfy its payment obligations, failure to adhere to the financial covenants, the breach of certain of our other covenants, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals, PNC will have the right, among other remedies, to declare all principal and interest immediately due and payable, and to exercise secured party remedies.
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
RISKS RELATING TO OUR OPERATIONS AND BUSINESS STRATEGY
If we fail to properly evaluate and execute our strategic initiatives, including the integration of acquired businesses, it could have an adverse effect on our future results and the market price of our common stock.
We evaluate strategic opportunities related to products, technology and business transactions, including acquisitions and divestitures. In the past, we have acquired businesses to support our growth strategy, including the acquisition of OptaSense in December 2020, General Photonics Corporation in March 2019 and Micron Optics, Inc. in October 2018. If we choose to enter into such transactions in the future, we face certain risks including:
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
We do not know the impact that these regulatory, geopolitical and other factors may have on our international business in the future. Further, the COVID-19 pandemic has prompted precautionary government-imposed closures of certain travel and business. It is unknown whether and how global supply chains, may be affected if such an epidemic persists for an extended period of time.  We may incur expenses or delays relating to such events outside of our control or experience potential disruption of our ability to travel to customer sites and industry conferences important to the marketing and support of our products, any of which could have an adverse impact on our business, operating results and financial condition.

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
Our operations, particularly our international sales, subject us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to imports, exports (including the Export Administration Regulations and the International Traffic in Arms Regulations), technology transfer restrictions, anti-boycott provisions, economic sanctions and anti-corruption laws including the FCPA and the UK Bribery Act of 2010 in the United Kingdom. The number of our various emerging technologies, the development of many of which has been funded by the Department of Defense, presents us with many regulatory challenges. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could result in suspension of our export privileges, which could have a material adverse effect on our business. Changes in regulation or political environment may affect our ability to conduct business in foreign markets including investment, procurement and repatriation of earnings.
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
    In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, or the CCPA, took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and can include any of our current or future employees who may be California residents) and provide such residents new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.
Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
New legislation proposed or enacted in Illinois, Massachusetts, Nevada, New Jersey, New York, Rhode Island, Virginia, Washington and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.
A similar situation exists in the EU, where the General Data Protection Regulation, the GDPR, took effect in 2018 in the European Economic Area, the EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European data subjects. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, and expands the definition of personal data. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach could be costly.
More recently, the Court of Justice of the European Union ruled in July 2020 that the Privacy Shield, used by thousands of companies to transfer data between the European Union and United States, was invalid and could no longer be used. In September 2020, Switzerland concluded that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. Alternative transfer mechanisms may be used, including the standard contractual clauses (“SCCs”), while the authorities interpret the decisions and scope of the invalidated Privacy Shield, but the SCCs have also been called into question in the same ruling that invalidated Privacy Shield. At present, there are few if any viable alternatives to the SCCs, so future developments may necessitate further expenditures on local infrastructure, changes to internal business processes, or may otherwise affect or restrict sales and operations.
Further, the vote in the United Kingdom in favor of exiting the European Union, referred to as Brexit, has complicated data protection regulation in the United Kingdom. In particular, as of January 1,2021, the GDPR has been converted into United Kingdom law and the United Kingdom is now a “third country” under the GDPR. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and European Union agreed to a specified period during which the United Kingdom will be treated like a European Union member state in relation to transfers of personal data to the United Kingdom for four months from January 1, 2021. This period may be extended by two further months. Unless the European Commission makes an ‘adequacy finding’ in respect of the United Kingdom before the expiration of such specified period, the United Kingdom will become an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the United Kingdom will require an ‘transfer mechanism,’ such as the standard contractual clauses. Furthermore, following the expiration of the specified period, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA.
In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential personal information, could have a material adverse effect on our business, reputation and financial condition. In any circumstances where we are a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf. We attempt to mitigate the associated risks but there is no assurance that privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage and transmission of such information.
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

The public trading price for our common stock is volatile and may fluctuate significantly. Since January 1, 2009, our common stock has traded between a high of $12.85 per share and a low of $0.26 per share. Among the factors, many of which we cannot control, that could cause material fluctuations in the market price for our common stock are:

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
U.S. GAAP is subject to interpretation by the FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this guidance as of January 1, 2018. The most significant impact relates to changing the revenue recognition for custom optoelectronics to an over time method. Before the adoption of this standard, we deferred the recognition of revenue until products were shipped to the customer. Any difficulties in implementing these pronouncements or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
The following table summarizes the location, ownership status and total square footage of space utilized for our operations and principal corporate offices as of December 31, 2020:

	Location	Square Footage
Operations facilities	12 locations in 5 US states, 2 UK counties, 1 CN province and 1 UAE city	199,000
Principal corporate offices:
Corporate headquarters	Roanoke, Virginia (US)	4,400
OptaSense headquarters	Farnborough, Hampshire (UK)	7,500
All of our properties are leased with various end dates through 2030. We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or claims arising out of our operations in the normal course of business. Management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity.
Refer to Note 14, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included herein for information relating to certain legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDERS
Our common stock is listed on the Nasdaq Capital Market under the symbol "LUNA." As of March 10, 2021, we had 31,397,642 shares of common stock outstanding held by 94 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the Nasdaq Capital Market, as compared to the cumulative total return of the Nasdaq Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price on January 1, 2016, and an equivalent amount in the Nasdaq Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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

Comparison of Five Year Cumulative Return by Quarter
Index Value
1,000,000
900,000
800,000
700,000
600,000
500,000
400,000
300,000
200,000
100,000
0
Jan 2016
Mar 2016
Jun 2016
Sep 2016
Dec 2016
Mar 2017
Jun 2017
Sep 2017
Dec 2017
Mar 2018
Jun 2018
Sep 2018
Dec 2018
Mar 2019
Jun 2019
Sep 2019
Dec 2019
Mar 2020
Jun 2020
Sep 2020
Dec 2020
Period Ending
Luna
NASDAQ Composite
Russell 2000 Index

The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
DIVIDEND POLICY
Since our inception, we have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, our debt facility with PNC Bank restricts us from paying cash dividends on our capital stock without the bank’s prior written consent.
Unregistered Sales of Equity Securities
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Parties-
The following table summarizes repurchases of our common stock during December 2020. There were no purchases during October 2020 or November 2020.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price Paid	Part of a Publicly	May Yet be Purchased
Period	Shares Purchased	per Share	Announced Program	Under the Program
12/1/2020 - 12/31/2020	12,534 (1)	$9.87	—	$—

(1) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon vesting of restricted stock awards.

ITEM 6.    SELECTED FINANCIAL DATA
The consolidated statement of operations data for each of the years ended December 31, 2020 and 2019 and the consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements that do not appear in this report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements, and the historical results are not necessarily indicative of the results to be expected in any future period.

	Years ended December 31,
(in thousands, except share and per share data)	2020	2019	2018	2017	2016
Consolidated Statement of Operations Data:
Revenues:
Lightwave	$59,115	$49,117	$24,409	$16,846	$15,552
Luna Labs	23,566	21,399	18,508	16,236	14,052
Total revenues (1)	82,681	70,516	42,917	33,082	29,604
Cost of revenues:
Lightwave	23,306	20,157	10,136	7,362	7,124
Luna Labs	17,187	15,176	13,343	12,351	10,766
Total cost of revenues	40,493	35,333	23,479	19,713	17,890
Gross profit	42,188	35,183	19,438	13,369	11,714
Operating expense	37,205	31,867	18,560	15,577	15,840
Operating income/(loss)	4,983	3,316	878	(2,208)	(4,126)
Other income/(expense), net	50	(5)	(17)	26	28
Interest income	67	394	549	—	—
Interest expense, net	(25)	(16)	(124)	(218)	(317)
Income/(loss) from continuing operations before income taxes	5,075	3,689	1,286	(2,400)	(4,415)
Income tax (expense)/benefit	(348)	1,654	(48)	1,149	136
Net income/(loss) from continuing operations	4,727	5,343	1,238	(1,251)	(4,279)
(Loss)/income from discontinued operations, net of income taxes	(1,436)	—	9,766	15,866	1,909
Net income/(loss)	3,291	5,343	11,004	14,615	(2,370)
Less: Preferred stock dividend	—	286	257	147	105
Net income/(loss) attributable to common stockholders	$3,291	$5,057	$10,747	$14,468	$(2,475)
Net income/(loss) per share from continuing operations:
Basic	$0.15	$0.19	$0.04	$(0.05)	$(0.16)
Diluted	$0.15	$0.17	$0.04	$(0.05)	$(0.16)
Net (loss)/income per share from discontinued operations:
Basic	$(0.05)	$—	$0.35	$0.58	$0.07
Diluted	$(0.04)	$—	$0.30	$0.58	$0.07
Net income/(loss) per share attributable to common stockholders:
Basic	$0.11	$0.18	$0.39	$0.52	$(0.09)
Diluted	$0.10	$0.16	$0.33	$0.52	$(0.09)
Weighted-average shares:
Basic	30,669,874	28,688,867	27,596,401	27,579,988	27,547,217
Diluted	32,578,757	31,840,584	32,452,228	27,579,988	27,547,217
    (1) The consolidated statement of operations for years ended December 31, 2018 and beyond were recognized in accordance with ASC 606. The years prior to December 31, 2018 were recognized under ASC 605.

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,366	$25,006	$42,460	$36,982	$12,802
Working capital (2)	45,384	41,072	56,089	43,975	21,129
Total assets (2)	131,002	86,524	75,599	66,223	54,997
Total current liabilities (2)	30,085	17,044	12,139	14,826	15,968
Total debt	19,984	—	619	2,436	4,253

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
Business Overview

    We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries; and distributed fiber optic sensing solutions that measure, or “sense,” the structures for industries ranging from aerospace, automotive, energy, oil and gas, security and infrastructure.

Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments, accelerating the development of fiber optic products and assuring accurate testing of optical components like photonic integrated circuits (PICs) and coherent receivers, which are both critical elements of meeting the world’s exponentially growing demand for bandwidth. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. In addition, our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of sensing and instrumentation, advanced materials, optical technologies and health sciences.
We are organized into two reporting segments, our Lightwave segment and our Luna Labs segment. Our Lightwave segment consists of our fiber optics testing, measurement and sensing solutions. Our Lightwave segment revenues represented approximately 71% and 70% of our total revenues for the years ended December 31, 2020 and 2019, respectively.
Our Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Luna Labs segment comprised approximately 29% and 30% of our total revenues for the years ended December 31, 2020 and 2019, respectively. Most of the government funding for our Luna Labs segment is derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration. Within the Luna Labs segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Lightwave segment backlog was $35.9 million and $16.1 million at December 31, 2020 and 2019, respectively. The approximate value of our Luna Labs segment backlog was $19.0 million and $21.8 million at December 31, 2020 and 2019, respectively.
Revenues from product sales are mostly derived from the sales of our communications test, measurement, control and sensing products that make use of light-transmitting optical fibers, or fiber optics. We continue to invest in product development and commercialization, which we anticipate will lead to increased product sales growth. Although we have been successful in licensing certain technologies in past years, we do not expect license revenues to represent a significant portion of future revenues. Over time we intend to gradually increase such revenues. In the near term, we expect revenues from product sales to continue to be primarily in areas associated with our communications test, measurement, control and sensing fiber optic test platforms. In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues. As we develop and commercialize new products, our revenues will reflect a broader and more diversified mix of products.
We realized net income attributable to common stockholders of approximately $3.3 million for the year ended December 31, 2020 and net income attributable to common stockholders of approximately $5.1 million for the year ended December 31, 2019. We realized net income from continuing operations of $4.7 million for the year ended December 31, 2020 and net income from continuing operations of $5.3 million for the year ended December 31, 2019.
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
Acquisitions
OptaSense Holdings Limited
On December 3, 2020, we acquired OptaSense Holdings Limited ("OptaSense") for $38.9 million (£29.0 million) in cash. OptaSense, formerly owned by QinetiQ Holdings Limited, is a market leader in fiber optic distributed monitoring solutions for pipelines, oilfield services, security, highways and railways, and in power and utilities monitoring systems. The acquisition of OptaSense provided us with important distributed acoustic sensing ("DAS") intellectual property and products. OptaSense's technology and products and geographic footprint are highly complementary to our Lightwave segment which we believe will accelerate our technology and overall growth roadmap.
General Photonics Corporation
On March 1, 2019, we acquired all of the outstanding stock of General Photonics Corporation ("GP"), a leading provider of innovative components, modules and test equipment focused on the generation, measurement and control of polarized light critical in fiber optic-based applications for aggregate consideration of $20.0 million, inclusive of $19.0 million paid at closing and $1.0 million of contingent consideration in 2020 related to certain earn-out provisions.

Description of Our Revenues, Costs and Expenses
Impact of COVID-19 Pandemic
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
Cost of Revenues
Cost of revenues associated with Lightwave segment revenues consists of license fees for use of certain technologies, product manufacturing costs including all direct material and direct labor costs, amounts paid to our contract manufacturers, manufacturing, shipping and handling, provisions for product warranties and inventory obsolescence, as well as overhead allocated to each of these activities.
Cost of revenues associated with Luna Labs segment revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Luna Labs segment activities.
Operating Expense
Operating expense consists of selling, general and administrative expense, as well as expenses related to research, development and engineering, depreciation of fixed assets and amortization of intangible assets. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from equity awards, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, marketing, and administrative activities; costs of marketing programs and promotional materials; salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Luna Labs segment; product development activities not provided under contracts with third parties; and overhead costs related to these activities.
Investment Income
Investment income consists of amounts earned on our cash equivalents. We sweep on a daily basis a portion of our cash on hand into a fund invested in U.S. government obligations.
Interest Expense, Net
Interest expense is composed of interest paid under our term loans as well as interest accrued on our finance lease obligations.

Critical Accounting Policies and Estimates
Lightwave Revenues

To determine the proper revenue recognition method for Lightwave contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. We recognize revenue when the performance obligation has been satisfied by transferring the control of the product or service to the customer. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single performance obligation and recognize revenue accordingly. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on their relative stand-alone selling prices. In such circumstances, we use the observable price of goods or services which are sold separately in similar circumstances to similar customers. If these prices are not observable, then we will estimate the stand-alone selling price using information that is reasonably available. For the majority of our standard products and services, price list and discount structures related to customer type are available. For products and services that do not have price list and discount structures, we may use one or more of the following: (i) adjusted market assessment approach, (ii) expected cost plus a margin approach, and (iii) residual approach. The adjusted market approach requires us to evaluate the market in which we sell goods or services and estimate the price that a customer in that market would be willing to pay for those goods or services. The expected cost-plus margin approach requires us to forecast our expected costs of satisfying the performance obligation and then add a reasonable margin for that good or service. The residual approach decreases the total transaction price by the sum of the observable standalone selling prices if either the company sells the same good or services to different customers for a broad range of amounts or the company has not established a price for the good or service and that good or service has not been sold on a standalone basis. Shipping and handling activities primarily occur after a customer obtains control and are considered fulfillment cost rather than separate performance obligations. Similarly, sales and similar taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer are excluded from the measurement of the transaction price.

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

Luna Labs Revenues

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
Because we have NOLs carried over from a previously acquired company that are limited under Section 382, the deferred tax assets of $1.2 million as of December 31, 2020 are expected to be realized over an extended period of time (with continued earnings realized ratably through 2033).
Following our acquisition of OptaSense, the deferred taxes include loss carry forwards in the United Kingdom, and the United States. Given cumulative three years of losses for each of the entities, we have concluded that it is more-likely-than-not that the net deferred tax assets from the UK and US entities will not be realized, and have recorded a full valuation allowance against them.
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

	Years ended December 31,
	2020	2019
Revenues:
Lightwave	71.5%	69.7%
Luna Labs	28.5	30.3
Total revenues	100.0	100.0
Cost of revenues:
Lightwave	28.2	28.6
Luna Labs	20.8	21.5
Total cost of revenues	49.0	50.1
Gross profit	51.0	49.9
Operating expense	45.0	45.2
Operating income	6.0	4.7
Total other income	0.1	0.5
Income from continuing operations before income taxes	6.1	5.2
Income from continuing operations, net of income taxes	5.7	7.6
Loss from discontinued operations, net of income taxes	(1.7)	—
Net income	4.0%	7.6%
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues

	Years ended December 31,
(in thousands)	2020	2019	$ Difference	% Difference
Lightwave revenues	$59,115	$49,117	$9,998	20.4%
Luna Labs revenues	23,566	21,399	2,167	10.1%
Total revenues	$82,681	$70,516	$12,165	17.3%
    Our Lightwave segment included revenues from sales of test and measurement systems, primarily representing sales of our Optical Backscatter Reflectometer, ODiSI, and Optical Vector Analyzer platforms, optical components and sub-assemblies and sales of our Hyperion and Terahertz sensing platforms. Our Lightwave segment revenues increased $10.0 million to $59.1 million for the year ended December 31, 2020 compared to $49.1 million for the year ended December 31, 2019. The increase resulted primarily from the incremental revenues associated with the acquired operations of GP and OptaSense as well as increased revenues from our sensing products during the year ended December 31, 2020. Continued growth in sales of our fiber-optic sensing products, including our ODiSI products directed toward the expanding use of composite materials and the need for improved means of testing their structural integrity, and our communications test instruments also contributed to this increase.
    Our Luna Labs segment revenues increased $2.2 million to $23.6 million for the year ended December 31, 2020 compared to $21.4 million for the year ended December 31, 2019. Revenues within this segment increased due to additional contract awards, including higher value Phase 2 SBIR contracts. The increase continues a growth trend experienced over the past few years largely driven by successes in Phase 2 SBIR awards. The increase was realized primarily in our advanced materials research group. As Phase 2 SBIR contracts generally have a performance period of a year or more, we currently expect Luna Labs segment revenues to remain at a similar level for the near term.

Cost of Revenues

	Years ended December 31,
(in thousands)	2020	2019	$ Difference	% Difference
Lightwave costs	$23,306	$20,157	$3,149	15.6%
Luna Labs costs	17,187	15,176	2,011	13.3%
Total costs of revenues	$40,493	$35,333	$5,160	14.6%
    Our Lightwave segment costs increased $3.1 million to $23.3 million for the year ended December 31, 2020 compared to $20.2 million for the year ended December 31, 2019. This increase primarily resulted from the incremental costs associated with the inclusion of approximately one month of operations from OptaSense, which was acquired in December 2020, as well as an increase in sales volume in our sensing and communications testing products.
Our Luna Labs segment costs increased $2.0 million, to $17.2 million for the year ended December 31, 2020 compared to $15.2 million for the year ended December 31, 2019. The overall increase in Luna Labs segment costs was driven by increases in additional headcount and the increased spending on other direct costs to support the growth in our research contracts and was consistent with the rate of revenue growth for this business segment.
Operating Expense

	Years ended December 31,
(in thousands)	2020	2019	$ Difference	% Difference
Selling, general and administrative expense	$27,644	$23,344	$4,300	18.4%
Research, development and engineering expense	6,713	7,496	(783)	(10.4)%
Acquisition related expense	2,204	1,027	1,177	114.6%
Loss on sale of property and equipment	644	—	644	100.0%
Total operating expense	$37,205	$31,867	$5,338	16.8%
Selling, general and administrative expense increased $4.3 million to $27.6 million for the year ended December 31, 2020 compared to $23.3 million for the year ended December 31, 2019. Selling, general and administrative expense increased primarily due to the additional selling related expenses as a result of increased revenues, increased depreciation on acquired fixed assets and share-based compensation related to employee participation in our ESPP which began during the third quarter.
Research, development and engineering expenses decreased $0.8 million to $6.7 million for the year ended December 31, 2020 compared to $7.5 million for the year ended December 31, 2019 primarily due to additional expenses related to product improvements in our Lightwave segment for the year ended December 31, 2019 that did not reoccur during the year ended December 31, 2020.
Acquisition related expense consists primarily of investment banking, legal and consulting fees incurred in connection with our acquisition of OptaSense for the year ended December 31, 2020. Acquisition related expense for the year ended December 31, 2019 consists of fees incurred in connection with our acquisition of GP.
The loss on sale of property and equipment was primarily due to the sale of one of our buildings and other fixed assets in order to consolidate operations in our Luna Labs operating segment.
Investment Income
Investment income was $0.1 million for the year ended December 31, 2020, compared to $0.4 million for the year ended December 31, 2019. During the years ended December 31, 2020 and 2019, we invested a portion of our cash in funds holding U.S. treasury securities. The decrease in investment income is primarily related to lower returns on our cash balance held in U.S. treasury securities.
Income Tax Expense/(Benefit)

    For the year ended December 31, 2020, we recorded income tax expense of $0.3 million, compared to an income tax benefit of $1.7 million for the year ended December 31, 2019. The income tax expense recognized for the year ended December 31, 2020 was driven mostly by not having the benefit of a partial release of our valuation allowance partially offset by research and development tax credits received in 2020.

Net Income From Continuing Operations

    For the year ended December 31, 2020, we recognized income from continuing operations before income taxes of $5.1 million, compared to $3.7 million for the year ended December 31, 2019. After tax, our net income from continuing operations was $4.7 million for the year ended December 31, 2020, compared to $5.3 million for the year ended December 31, 2019.
Net Loss from Discontinued Operations
For the year ended December 31,2020, we recognized loss from discontinued operations, net of income taxes, of $1.4 million which represented the after-tax loss on sale of our High Speed Optical Receiver ("HSOR") business. In March 2020, we settled the notice of claim dispute with Macom Technology Solutions, Inc. ("Macom") resulting in us receiving $0.6 million and Macom receiving $1.9 million. There were no results from discontinued operations for the year ended December 31, 2019.
Preferred Stock Dividend
In January 2010, we issued 1,321,514 shares of our newly designated Series A Convertible Preferred Stock to Carilion. The Series A Convertible Preferred Stock carried an annual cumulative dividend of 6%, or approximately 79,292 shares of common stock per year. During 2019, we accrued $0.3 million for the dividends payable to Carilion. During 2019, the total accrued dividend of 770,454 shares of common stock were issued to Carilion as shown on our consolidated statements of changes in stockholders' equity. There were no additional shares of common stock accrued or issued during 2020.
Liquidity and Capital Resources
At December 31, 2020, our total cash and cash equivalents were $15.4 million.
On December 1, 2020 (the “Effective Date”), we entered into a Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, as lender (the “Lender”) and our domestic subsidiaries as guarantors. The Loan Agreement provides a $12.5 million term loan facility (the “Term Loan”) and a $15.0 million revolving credit facility (the “Revolving Line”), which include a $3.0 million letter of credit sublimit. On the Effective Date, we borrowed the full amount of the Term Loan from the Lender pursuant to a term note (the “Term Note”) and a $7.6 million revolving loan (the “Revolving Loan”) pursuant to a revolving line of credit note (the “Revolving Line of Credit Note”). We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note.

We used the proceeds from the Term Loan and the Revolving Loan to pay, in part, the consideration for the acquisition of OptaSense.

The Term Loan matures on December 1, 2023. The Term Loan is due and payable in 12 equal quarterly payments of principal and interest. The Term Loan bears interest at a floating per annum rate equal to the sum of (a) LIBOR plus (b) a margin ranging from 1.75% to 2.25% depending on the Net Leverage Ratio (as defined in the Loan Agreement). We may prepay the Term Loan without penalty or premium.

The Revolving Line expires on December 1, 2023. Borrowings under the Revolving Line will bear interest at a floating per annum rate equal to the sum of (a) LIBOR plus (b) a margin ranging from 1.75% to 2.25% depending on the Net Leverage Ratio. Accrued interest will be due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest will be due and payable on December 1, 2023. The unused portion of the Revolving Line will accrue a fee equal to 0.20% per annum multiplied by the quarterly average unused amount.

The Loan Agreement includes a number of affirmative and restrictive covenants, including, among others, financial covenants regarding minimum net leverage and fixed charge coverage, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Our obligations under the Loan Agreement are secured by a first priority perfected security interest in substantially all of our and the guarantors’ assets.

Upon the occurrence of certain events, including our failure to satisfy its payment obligations under the Loan Agreement, failure to adhere to the financial covenants, the breach of certain of its other covenants under the Loan Agreement, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals, the Lender will have the right, among other remedies, to declare all principal and interest immediately due and payable, and to exercise secured party remedies.

We believe that our cash and cash equivalents as of December 31, 2020 in addition to amounts available to us under our Revolving Line will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents and borrowing capacity under the Revolving Line described above, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
Discussion of Cash Flows

	Years ended December 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$2,856	$4,798
Net cash used in investing activities	(34,159)	(19,815)
Net cash provided by/(used in) financing activities	21,649	(2,437)
Net decrease in cash and cash equivalents	$(9,654)	$(17,454)
During 2020, the $2.9 million of net cash provided by operating activities consisted of our net income of $3.3 million, and included non-cash charges for depreciation and amortization of $3.0 million, and stock-based compensation of $2.1 million, net loss on sale of fixed assets of $0.6 million, and a net loss from discontinued operations of $1.4 million offset by a net cash outflow of $7.2 million from changes in working capital. The changes in working capital were principally driven by an increase in accounts receivable of $3.3 million, an increase in inventory of $1.5 million, an increase in contract assets of $1.5 million, an increase in other assets of $2.2 million, and an increase in accounts payable and accrued expenses of $1.1 million.
In 2019, the $4.8 million of net cash provided by operating activities consisted of our net income of $5.3 million and included non-cash charges for depreciation and amortization of $2.5 million and stock-based compensation of $1.5 million, offset by a net cash outflow of $1.8 million from changes in working capital. The changes in working capital were principally driven by an increase in inventory of $0.7 million, an increase in accounts receivable of $2.2 million, an increase in contract assets of $0.4 million, and an increase in accounts payable and accrued liabilities of $0.6 million, all partially offset by a $0.2 million decrease in other assets.
Cash used in investing activities in 2020 consisted primarily of the $34.1 million payment for acquisitions, $0.7 million of fixed asset additions and $0.4 million of capitalized intellectual property costs partially offset by $0.4 million from the proceeds from the sale of property and equipment and $0.6 million from the sale of discontinued operations, net of fees.
Cash used in the investing activities in 2019 consisted primarily of $19.0 million for our acquisition of GP, $0.5 million of fixed asset additions and $0.3 million of capitalized intellectual property costs.

Cash provided by financing activities for the year ended December 31, 2020 was $21.6 million, compared to $2.4 million of cash used in financing activities in 2019. During 2020, we received proceeds of $20.0 million from our term loan and revolving loan, received $1.7 million from exercises of stock options and received $0.5 million from purchases pursuant to our employee stock purchase plan. These payments were partially offset by $0.5 million to repurchase our common stock under our stock repurchase program. During 2019, we repaid $0.6 million on our outstanding term loan with SVB and used $2.2 million to repurchase our common stock under our stock repurchase program. These payments were partially offset by $0.4 million received from exercises of stock options and warrants.

Summary of Contractual Obligations
The following table sets forth information concerning our known contractual obligations as of December 31, 2020 that are fixed and determinable.

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt financing (1)	$19,984	$4,144	$15,840	$—	$—
Operating facility leases (2)	15,022	2,953	5,064	3,123	3,882
Finance leases (3)	259	53	105	101	—
Purchase order obligation (4)	2,894	2,894	—	—	—
Total	$38,159	$10,044	$21,009	$3,224	$3,882

(1)In December 2020, we entered into a Loan Agreement with the Lender which provided us with a $12.5 million Term Loan and a $15.0 million Revolving Line. We have borrowed the full amount of the Term Loan and $7.6 million against the Revolving Line. The Term Loan matures in December 2023 and the Revolving Line expires in December 2023.
(2)We lease our facilities for all of our locations under operating leases that as of December 31, 2020, are scheduled to expire between March 2021 and September 2030. Upon expiration of our office leases, we may exercise certain renewal options as specified in the leases. Rental payments associated with these option periods are not included in the table above.
(3)In January 2019 and December 2020, we executed leases in the amounts of $14,500 and $247,500, respectively, for office equipment. These equipment leases expire in 2021 and 2025, respectively.
(4)Purchase order obligations included outstanding orders for inventory purchases. In 2020, our Luna Technologies subsidiary executed non-cancelable purchase orders for a total amount of $3.0 million for multiple shipments of tunable lasers to be delivered over a 12-month period beginning in July 2020 and October 2020.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2020.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. Our exposure to market risk is limited to interest rate fluctuations, due to changes in the general level of U.S. interest rates, and foreign currency exchange rates.
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Loan with variable interest rates based on LIBOR plus a margin as defined in the credit agreement governing the Term Loan and Revolving Loan. As of December 31, 2020, we had outstanding borrowings under our Term Loan and Revolving Loan of $12.5 million and $7.6 million, respectively, at the weighted-average variable interest rates of 2.5% and 2.4%, respectively. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.05 million.
Foreign Currency Exchange Rate Risk
Following our acquisition of OptaSense on December 3, 2020, we are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their functional currencies. As of December 31, 2020, our exposure to foreign currency rate fluctuations is not material to our financial condition or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Luna Innovations Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Luna Innovations Incorporated

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it they relate.

Revenue recognition on the Company’s fixed price contract revenue
As described further in Note 1 to the consolidated financial statements, the Company performs technology research under fixed price contracts with the associated revenue recognized over time. For fixed price revenue contracts recognized over time, management utilizes the input method to measure progress toward the complete satisfaction of the performance obligations based upon the cost incurred to date as a percentage of the total estimated cost. We identified revenue recognition for fixed price contracts as a critical audit matter.

The principal consideration for our determination that revenue recognition for fixed price contracts was a critical audit matter is that the measure of progress towards completion utilizes assumptions for future costs to complete the performance obligations, and those assumptions have significant estimation uncertainty. A significant change in the assumptions could affect the profitability of the contract. Auditing such assumptions required extensive audit effort due to the volume and complexity of these contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

Our audit procedures related to testing revenue recognition of fixed-price contracts included the following, among others.
•We evaluated the design effectiveness of controls over the Company’s process for recognizing revenue over time. This included the design of controls over the initial budgeting process and proportional performance determination.
•For a sample of contracts, we inquired regarding the status of the project and obtained an understanding for significant changes in budgeted to actual costs.
•For a sample of contracts, we tested the completeness and accuracy of costs incurred to date.

•We inspected a sample of contracts to evaluate the existence of an enforceable right to payment for performance completed to date, while evaluating the progress towards completion of contracts based on costs incurred, evaluating the reasonableness of management’s estimate of profit margins by comparing contract to date profit margins to year to date profit margins and tested the appropriateness of timing and amount of revenue recognized.
•To evaluate management’s ability to estimate progress towards completion, we selected a sample of firm fixed price contracts completed during the year, and obtained the internal budget at inception and compared the budgeted margin to the margin upon completion. We also selected an additional sample of fixed price contracts completed during the year and compared the costs incurred during the current year to the costs that were estimated to be incurred at completion as of the prior year end.

Business Combination – OptaSense Holdings Limited
As described in Note 1 to the consolidated financial statements, the Company acquired OptaSense Holdings Limited in December 2020. This acquisition was accounted for as a business combination. We identified the evaluation of the acquisition date fair value of the intangible assets acquired as a critical audit matter.

The principal consideration for our determination that the evaluation of the acquisition date fair values of the intangible assets acquired was a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of the fair values of the acquired intangible assets, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included prospective financial information, including future revenue growth and an applied discount rate. The calculated fair values are sensitive to changes in these key assumptions.
Our audit procedures related to the evaluation of acquisition date fair values of intangible assets acquired included the following, among others.

•We evaluated the design effectiveness of certain controls over the acquisition-date valuation process, including controls over the development of the key assumptions such as the revenue growth and the applied discount rate.
•We obtained the purchase price allocation analyses from management and the third-party specialist engaged by management. We assessed the qualifications and competence of management and the third-party specialist and evaluated the methodologies used to determine the fair values of the intangible assets.
•We tested the assumptions used within the discounted cash flow models to estimate the fair values of the intangible assets, which included key assumptions such as the future revenue growth and the applied discount rate.
•We assessed the reasonableness of management’s forecast by inquiring with management to understand how the forecast was developed and comparing the projections to historical results and external sources including industry trends and peer companies’ historical data;
•We also involved a valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant assumptions to the models, including the applied discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Philadelphia, Pennsylvania
March 12, 2021

Luna Innovations Incorporated
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,366	$25,006
Accounts receivable, net	24,951	16,269
Receivable from sale of HSOR business	—	2,501
Contract assets	7,046	2,759
Inventory	23,597	10,294
Prepaid expenses and other current assets	4,509	1,287
Total current assets	75,469	58,116
Property and equipment, net	3,308	3,466
Intangible assets, net	20,109	10,194
Goodwill	18,121	10,542
Long-term contract assets	471	449
Operating lease ROU asset	11,281	2,236
Finance lease ROU asset	244	70
Other assets	39	35
Deferred tax asset	1,960	1,416
Total assets	$131,002	$86,524
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt obligations	$4,167	$—
Accounts payable	4,393	2,787
Accrued liabilities	12,159	9,036
Contract liabilities	7,095	3,888
Current portion of operating lease ROU liability	2,223	1,283
Current portion of finance lease ROU liability	48	50
Total current liabilities	30,085	17,044
Long-term debt obligations	15,817	—
Long-term portion of operating lease ROU liability	10,248	1,988
Long-term portion of finance lease ROU liability	196	23
Other long-term liabilities	214	—
Total liabilities	56,560	19,055
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 32,724,512 and 31,788,896 shares issued, 31,024,537 and 30,149,105 shares outstanding at December 31, 2020 and 2019, respectively	33	32
Treasury stock at cost, 1,699,975 and 1,639,791 shares at December 31, 2020 and 2019, respectively	(4,789)	(4,337)
Additional paid-in capital	92,403	88,022
Accumulated deficit	(12,957)	(16,248)
Accumulated other comprehensive loss	(248)	—
Total stockholders’ equity	74,442	67,469
Total liabilities and stockholders’ equity	$131,002	$86,524

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations
 (in thousands, except share and per share data)

	Years ended December 31,
	2020	2019
Revenues:
Lightwave	$59,115	$49,117
Luna Labs	23,566	21,399
Total revenues	82,681	70,516
Cost of revenues:
Lightwave	23,306	20,157
Luna Labs	17,187	15,176
Total cost of revenues	40,493	35,333
Gross profit	42,188	35,183
Operating expense:
Selling, general and administrative	27,644	23,344
Research, development and engineering	6,713	7,496
Acquisition related expense	2,204	1,027
Loss on sale and disposal of property and equipment	644	—
Total operating expense	37,205	31,867
Operating income	4,983	3,316
Other income/(expense):
Other income/(expense), net	50	(5)
Investment income	67	394
Interest expense, net	(25)	(16)
Total other income	92	373
Income from continuing operations before income taxes	5,075	3,689
Income tax (expense)/benefit	(348)	1,654
Net income from continuing operations	4,727	5,343
Loss from discontinued operations, net of income tax of $464	(1,436)	—
Net income	3,291	5,343
Less: Preferred stock dividend	—	286
Net income attributable to common stockholders	$3,291	$5,057

Net income per share from continuing operations:
Basic	$0.15	$0.19
Diluted	$0.15	$0.17
Net loss per share from discontinued operations:
Basic	$(0.05)	$—
Diluted	$(0.04)	$—
Net income per share attributable to common stockholders:
Basic	$0.11	$0.18
Diluted	$0.10	$0.16
Weighted average shares:
Basic	30,669,874	28,688,867
Diluted	32,578,757	31,840,584

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Comprehensive Income
 (in thousands)

	Years ended December 31,
	2020	2019
Net income	$3,291	$5,057
Other comprehensive loss	(248)	—
Total other comprehensive income	$3,043	$5,057

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity
 (in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	Shares	$	$	$		$
Balance, January 1, 2019, as previously reported	1,321,514	$1	27,956,401	$30	1,253,105	$(2,117)	$85,745	$(21,305)		$62,354
Exercise of stock option	—	—	487,802	1	—	—	447	—	—	$448
Stock-based compensation	—	—	16,286	—	—	—	1,544	—	—	$1,544
Stock dividends (1)	—	—	770,454	—	—	—	286	(286)	—	$—
Preferred stock to common stock conversion	(1,321,514)	(1)	1,321,514	1	—	—	—	—	—	$—
Forfeitures of restricted stock grants	—	—	(16,666)	—	—	—	—	—	—	$—
Purchase of treasury stock	—	—	(386,686)	—	386,686	(2,220)	—	—	—	$(2,220)
Net income	—	—	—	—	—	—	—	5,343	—	5,343
Balance, January 1, 2020, as previously reported	—	$—	30,149,105	$32	1,639,791	$(4,337)	$88,022	$(16,248)	$—	$67,469
Exercise of stock option	—	—	792,466	1	—	—	2,275	—	—	2,276
Stock-based compensation	—	—	83,935	—	—	—	2,134	—	—	2,134
Deferred compensation issuance	—	—	47,377	—	—	—	78	—	—	78
ESPP Issuance	—	—	93,368	—	—	—	456	—	—	456
Forfeitures of restricted stock	—	—	(81,530)	—	—	—	(562)	—	—	(562)
Purchase of treasury stock	—	—	(60,184)	—	60,184	(452)	—	—	—	(452)
Net income	—	—	—	—	—	—	—	3,291	—	3,291
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(248)	(248)
Balance, December 31, 2020	—	$—	31,024,537	$33	1,699,975	$(4,789)	$92,403	$(12,957)	$(248)	$74,442

(1)The stock dividends payable in connection with the Series A Convertible Preferred Stock were issued at the request of Carilion. See Note 11 - Stockholders' Equity for more information.

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows
 (in thousands, except share data)

	Years ended December 31,
	2020	2019
Cash flows provided by operating activities:
Net income	$3,291	$5,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,970	2,503
Stock-based compensation	2,134	1,544
Loss on sale and disposal of property and equipment	644	—
Loss from discontinued operations, net of tax	1,436	—
Deferred tax asset	(522)	—
Tax benefit from release of valuation allowance	—	(3,349)
Bad debt expense	127	538
Changes in operating assets and liabilities:
Accounts receivable	(3,292)	(2,249)
Contract assets	(1,504)	(449)
Inventory	(1,550)	(723)
Prepaid expenses and other current assets	(2,203)	(242)
Other long-term assets	(3)	45
Accounts payable and accrued liabilities	1,143	592
Contract liabilities	(29)	1,245
Other long-term liabilities	214	—
Net cash provided by operating activities	2,856	4,798
Cash flows used in investing activities:
Acquisitions, net of cash acquired	(34,102)	(19,004)
Acquisition of property and equipment	(681)	(541)
Proceeds from sale of property and equipment	403	—
Intangible property costs	(379)	(270)
Proceeds from sale of discontinued operations	600	—
Net cash used in investing activities	(34,159)	(19,815)
Cash flows provided by/(used in) financing activities:
Proceeds from debt obligations	19,984	—
Payments on debt obligations	—	(625)
Payments on finance lease obligations	(53)	(40)
Purchase of common stock	(452)	(2,220)
Proceeds from ESPP	456	—
Proceeds from the exercise of options and warrants	1,714	448
Net cash provided by/(used in) financing activities	21,649	(2,437)
Net change in cash and cash equivalents	(9,654)	(17,454)
Effect of exchange rate changes on cash and cash equivalents	14	—
Cash and cash equivalents—beginning of period	25,006	42,460
Cash and cash equivalents—end of period	$15,366	$25,006
Supplemental disclosure of cash flow information
Cash paid for interest	$4	$18
Cash paid for income taxes	$1,244	$1,160
Cash received for income tax refunds	—	—
Supplemental disclosure for non-cash transactions
Contingent liability for business combination	$225	$1,000
Dividend on preferred stock	$—	$286

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Luna Innovations Incorporated (“we” or the "Company”), headquartered in Roanoke, Virginia, was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries; and distributed fiber optic sensing solutions that measure, or “sense,” the structures for industries ranging from aerospace, automotive, energy, oil and gas, security and infrastructure.
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
Lightwave Revenues
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

For Lightwave contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. We recognize revenue when the performance obligation has been satisfied by transferring the control of the product or service to the customer. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on their relative stand-alone selling prices. In such circumstances, we use the observable price of goods or services which are sold separately in similar circumstances to similar customers. If these prices are not observable, then we will estimate the stand-alone selling price using information that is reasonably available. For the majority of our standard products and services, price list and discount structures related to customer type are available. For products and services that do not have price list and discount structures, we may use one or more of the following: (i) adjusted market assessment approach, (ii) expected cost-plus a margin approach, and (iii) residual approach. The adjusted market approach requires us to evaluate the market in which we sell goods or services and estimate the price that a customer in that market would be willing to pay for those goods or services. The expected cost plus margin approach requires us to forecast our expected costs of satisfying the performance obligation and then add a reasonable margin for that good or service. The residual approach decreases the total transaction price by the sum of the observable standalone selling prices if either the company sells the same good or services to different customers for a broad range of amounts or the company has not established a price for the good or service and that good or service has not been sold on a standalone basis. Shipping and handling activities primarily occur after a customer obtains control and are considered fulfillment cost rather than separate performance obligations. Similarly, sales and similar taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer are excluded from the measurement of the transaction price.

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
Luna Labs Revenues

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
Allowance for Uncollectible Receivables
Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bare on the ultimate collection of such amounts. The allowance was $0.9 million at each of December 31, 2020 and 2019.
Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. To date, we have not incurred losses related to cash and cash equivalents. Our foreign currency risk on cash and cash equivalents held outside of the US is not material. Cash equivalents at December 31, 2020 and 2019 included $3.1 million and $19.8 million, respectively, invested in U.S. Treasury obligations through a sweep account with our bank. The full value of amounts invested through the sweep account are convertible to cash on a daily basis. Our cash transactions are processed through reputable commercial banks. We regularly maintain cash balances with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2020 and 2019, we had approximately $7.5 million and $5.0 million, respectively, in excess of FDIC insured limits.

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
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying amount of lease liabilities approximate fair value because these financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit. We consider the terms of the PNC Bank, National Association debt facility, including its interest rate of LIBOR plus a margin ranging from 1.75% to 2.25%, to be at market based upon similar instruments that would be available to us.
Property and Equipment, net
Property and equipment, net, are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 7 years
Furniture and fixtures	7 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements
Intangible Assets
Intangible assets consist of patents related to certain intellectual property that we have developed or acquired, and identifiable intangible assets recognized in connection with our acquisition of OptaSense Holdings Ltd. ("OptaSense") and General Photonics, Inc. ("GP"). We amortize our identified intangible assets over their estimated useful lives ranging between one and fifteen years and analyze the reasonableness of the remaining useful life whenever events or circumstances indicate that the carrying amount may not be recoverable to determine whether their carrying value has been impaired.
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

Research, Development and Engineering
Research, development and engineering expense not related to contract performance are expensed as incurred. We expensed $6.7 million and $7.5 million of non-contract related research, development and engineering expense for the year ended December 31, 2020 and 2019, respectively.
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
The effect of 1.9 million and 3.2 million common stock equivalents are included for the diluted per share data for the years ended December 31, 2020 and 2019, respectively. Accrued stock dividends and stock options are included in our common stock equivalents for the year ended December 31, 2020, while preferred stock is also included for the year ended December 31, 2019.
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
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We evaluate our ability to benefit from all deferred tax assets and establish valuation allowances for amounts we believe are not more-likely-than-not to be realizable. For uncertain tax positions, we use a more-likely-than-not threshold, greater than 50%, based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements. Penalties, if probable and reasonably estimable, and interest expense related to uncertain tax positions are recognized as a component of the tax provision.

Foreign Currency

For our non-U.S. dollar functional currency subsidiaries, assets and liabilities are translated into U.S. dollars using fiscal year end exchange rates. Sales and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss within equity. Gains and losses resulting from foreign currency transactions are included in earnings.
Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04 Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test which previously measured a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount. We adopted ASU 2017-04, effective January 1, 2020. As a result of adopting the new rules, we compare the estimated fair value of our reporting units to their respective carrying values when evaluating the recoverability of goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment charge will be recognized for the amount by which its carrying value exceeds the reporting unit's fair value; however, the loss recognized will not exceed the goodwill allocated to the reporting unit. The adoption of ASU 2017-04 did not have a significant impact on our consolidated financial statements.
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

2. Business Acquisitions

OptaSense Holdings Limited

On December 3, 2020, we entered into and closed a Share Purchase Agreement (the “Share Purchase Agreement”) with QinetiQ Holdings Limited (“QinetiQ”) for the purchase of all of the shares of OptaSense, a recognized market leader in fiber optic distributed monitoring solutions for pipelines, oilfield services, security, highways and railways, as well as power and utilities monitoring systems. Pursuant to the Share Purchase Agreement, we acquired all outstanding shares of OptaSense for aggregate consideration of $38.9 million (£29.0 million) subject to adjustment as described in the Share Purchase Agreement (the “Transaction”). The acquisition of OptaSense provides us with important distributed acoustic sensing ("DAS") intellectual property and products. OptaSense's technology and products and geographic footprint are highly complementary to Luna, which we believe will accelerate our technology and overall growth roadmap.

The Share Purchase Agreement and a Tax Deed entered into between QinetiQ and us (the “Tax Deed”) in connection with the Share Purchase Agreement contain customary representations and warranties and indemnities. In addition, at closing of the acquisition, we obtained a warranty and indemnity insurance policy from Liberty Mutual Insurance Europe SE (LMIE) in connection with the Share Purchase Agreement and the Tax Deed.

In addition, for a period of two years after closing, QinetiQ has agreed not, directly or indirectly, alone or jointly with any other person, to compete or engage in any competing business with us in countries in which OptaSense operates and not to solicit our customers, employees or suppliers, subject to specified exceptions. QinetiQ has also agreed to provide specified transitional services for a period of six months after closing.

For the period from the closing of the OptaSense acquisition through December 31, 2020, we recognized revenue of $1.5 million and an operating loss of $0.9 million. OptaSense's operating loss for the period from the closing of the acquisition through December 31, 2020 included $0.1 million in amortization expense for the acquired intangibles and step-up in value of acquired inventory. The amortization expense for the acquired intangibles as well as the costs associated with the acquisition of GP are included in the cost of goods sold and selling, general and administrative expense in our consolidated statements of operations.

New Ridge Technologies

On October 29, 2020, we acquired New Ridge Technologies, a small company that develops and manufactures fiber optic test and measurement equipment and advanced fiber optic subsystems primarily for telecommunication and radio-over-fiber applications. The company's acquired operations will be integrated into, and reported as a part of, our Lightwave segment. This acquisition supports our growth strategy in the communications test arena. The total consideration was $0.6 million which consisted of $0.4 million paid at closing and $0.2 million of contingent consideration related to an earn-out provision. We recorded $0.02 million of goodwill upon the completion of the purchase consideration allocation. Depending on the achievement of certain metrics during the two years following closing, we may pay the seller up to $0.2 million in contingent consideration related to the earn-out provision.

General Photonics Corporation

On March 1, 2019, we acquired the outstanding stock of GP for cash consideration of $19.0 million. Of the purchase price, $17.1 million was paid at closing and $1.9 million was placed into escrow for possible working capital adjustments to the purchase price and potential satisfaction of certain post-closing indemnification obligations. Additionally, we may become obligated to pay additional cash consideration of up to $1.0 million if certain revenue targets for the GP historical business are met for the twelve-month period following the closing. We estimated the fair value of the contingent obligation to be $1.0 million, which is shown in accrued liabilities on the consolidated balance sheet and was subsequently paid during the year ended December 31, 2020. The fair value of the contingent obligation was determined using the present value of estimated likely future payments.

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

These acquisitions have been accounted for under the acquisition method of accounting in accordance with ASC 805 - Business Combinations. Under ASC 805, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of the acquisition consideration over the identifiable assets acquired and liabilities assumed is recognized as goodwill. The allocation of the purchase consideration for the OptaSense acquisition is preliminary.

The following table summarizes the allocation of the purchase consideration of each acquisition (excluding cash of $5.2 million and $3.8 million, respectively):

(in thousands)	OptaSense (2020)	GP (2019)
Accounts receivable	$5,553	$1,521
Contract assets	2,823	—
Inventory	11,483	2,698
Other current assets	1,026	764
Property and equipment	1,247	286
Identifiable intangible assets	11,263	8,200
Goodwill	7,619	10,512
Right of use asset	2,082	—
Other long-term assets	22	—
Accounts payable and accrued expenses	(4,089)	(4,076)
Contract liabilities	(3,259)	—
Other current liabilities	(747)	—
Long-term operating lease liability	(1,335)	—
Total purchase consideration	$33,688	$19,905

The identifiable intangible assets and their estimated useful lives were as follows:

	Estimated	Estimated Fair Value
(in thousands)	Useful Life	OptaSense	GP
Developed technology	8 - 10 years	$7,379	$7,200
Trade names and trademarks	3 - 15 years	2,580	400
Backlog	3 years	699	—
Customer relationships	5 - 15 years	605	600
		$11,263	$8,200

OptaSense's developed technology primarily consists of its DAS product solutions that deliver superior measurements for a wide range of applications from advanced industrial monitoring through high performance geophysical measurements. GP's developed technologies acquired primarily consisted of its technologies relating to the measurement and control of the polarization of light. The developed technologies were valued using the "multi-period excess earnings" method, under the income approach. The multi-period excess earnings method reflects the present value of the projected cash flows that are expected by the developed technologies less charges representing the contribution of other assets to those cash flows. Discount rates of 17.5% and 17% were used to discount these cash flows of OptaSense and GP, respectively, to the present value.

Trade names and trademarks are considered a type of guarantee of a certain level of recognizability, quality or performance represented by the OptaSense and GP brands. Trade names and trademarks were valued using the "relief from royalty" method under the income approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of these assets. Discount rates of 17.5% and 16% were used to discount these cash flows of OptaSense and GP, respectively, to the present value.

Backlog arises from unfulfilled purchase or sales order contracts. The value of OptaSense's backlog as of the acquisition date was calculated using the income approach. A discount rate of 16.5% was used to discount the cash flows attributable solely to the backlog to the present value.

Customer relationships represent the fair value of either (i) the avoidance of cost associated with the creation of a new customer relationship or (ii) the projected cash flows that will be derived from the sale of products to existing customers as of the acquisition date. OptaSense's customer relationships were valued using the cost approach based on the expected time to re-build the customer base. GP's customer relationships were valued using the "distributor" method, under the income approach.

Under this premise, the margin of a distributor within the industry is deemed to be the margin attributable to customer relationships. This isolates the cash flows attributable to the customer relationships for which a market participant would be willing to pay. Discount rates of 17.5% and 16% were used to discount these cash flows for OptaSense and GP, respectively, to the present value.

Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition. Goodwill generated from our business acquisitions was primarily attributable to expected synergies from future customer and sales growth.

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the acquisitions of OptaSense and GP had been completed on January 1, 2019. The pro forma information includes adjustments to depreciation expense for property and equipment acquired and amortization expense for the intangible assets acquired and the elimination of transaction expenses recognized in each period. Transaction-related expenses associated with the acquisition of OptaSense and excluded from pro forma income from continuing operations were $2.2 million for the year ended December 31, 2020. Transaction-related expenses associated with the acquisition of GP and excluded from pro forma income from continuing operations were $1.0 million for the year ended December 31, 2019.

The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations or the combined business had the acquisitions of OptaSense and GP occurred on January 1, 2019, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	For the years ended
	December 31, 2020	December 31, 2019
	OptaSense	OptaSense	GP
(in thousands)	(unaudited)	(unaudited)	(unaudited)
Revenue	$103,971	$101,390	$72,577

Income from continuing operations	$1,364	$487	$6,913

3.    Accounts Receivable, net
Accounts receivable, net, consist of the following:

	December 31,
(in thousands)	2020	2019
Billed	$25,418	$17,194
Other	419	5
	25,837	17,199
Less: allowance for doubtful accounts	(886)	(930)
Accounts receivable, net	$24,951	$16,269

4.    Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.

Components of inventory are as follows:

	December 31,
(in thousands)	2020	2019
Finished goods	$11,547	$1,695
Work-in-process	1,425	1,008
Raw materials	10,625	7,591
Inventory	$23,597	$10,294

5.    Property and Equipment, net
Property and equipment, net, consists of the following:

	December 31,
(in thousands)	2020	2019
Building	$—	$70
Equipment	4,844	9,564
Furniture and fixtures	353	685
Software	106	1,178
Leasehold improvements	2,416	5,288
Construction in process	185	—
	7,904	16,785
Less—accumulated depreciation	(4,596)	(13,319)
Property and equipment, net	$3,308	$3,466
Depreciation for the years ended December 31, 2020 and 2019 was approximately $1.1 million and $1.0 million, respectively, and is included primarily in selling, general and administrative expense in our consolidated statements of operations.

6.    Intangible Assets, net
Intangible assets, net consist of the following:

		December 31,
(in thousands)	Estimated Life	2020	2019
Patent costs	1 - 18 years	$5,702	$5,291
Developed technology	5 - 10 years	17,344	9,800
In-process research and development	N/A	1,580	1,580
Customer base	5 - 7 years	1,302	700
Trade names	3 - 15 years	3,122	550
Backlog	3 years	696	—
		29,746	17,921
Accumulated amortization		(9,637)	(7,727)
Intangible assets, net		$20,109	$10,194
Amortization for the years ended December 31, 2020 and 2019 was approximately $1.8 million and $1.6 million, respectively, and is included primarily in selling, general and administrative expense in our consolidated statements of operations.

Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2020, for each of the next five years and beyond is as follows (in thousands):

Year Ending December 31,
2021	$2,978
2022	2,906
2023	2,807
2024	2,316
2025	2,306
2026 and beyond	6,796
$20,109

    We did not recognize any intangible asset impairment charges during the years ended December 31, 2020 or 2019.

7.Goodwill

    As of December 31, 2020 and December 31, 2019, goodwill has been allocated to our Lightwave segment. The changes in the carrying value of goodwill during the years ended December 31, 2020 and December 31, 2019 were as follows (in thousands):

Balance as of December 31, 2018	$101
Goodwill resulting from business acquisition	10,512
Measurement period adjustment	(71)
Balance as of December 31, 2019	10,542
Goodwill resulting from business acquisitions	7,637
Foreign currency translation	(58)
Balance as of December 31, 2020	$18,121

    After completing a qualitative assessment of our goodwill during the fourth quarter of 2020, we concluded the carrying value of goodwill was not impaired as of December 31, 2020.

8.     Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Accrued compensation	$9,103	$6,416
Contingent consideration	225	1,000
Accrued professional fees	825	113
Accrued income tax	281	716
Accrued interest	42	—
Accrued royalties	456	365
Accrued liabilities-other	1,227	426
Total accrued liabilities	$12,159	$9,036

9.    Debt

Long-term debt consists of the following:

	Years ended December 31,
(in thousands)	2020	2019
Term Loan (net of debt issuance costs of $66, 2.48% at December 31, 2020)	$12,434	$—
Revolving Loan (2.48% at December 31, 2020)	7,550	—
	19,984	—
Less: Current portion of long-term debt obligations	(4,167)	—
Long-term debt obligations	$15,817	$—

PNC Bank Facility
On December 1, 2020 (the “Effective Date”), we entered into a Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, as lender (the “Lender”) and our domestic subsidiaries as guarantors. The Loan Agreement provides a $12.5 million term loan facility (the “Term Loan”) and a $15.0 million revolving credit facility (the “Revolving Line”), which includes a $3.0 million letter of credit sublimit. On the Effective Date, we borrowed the full amount of the Term Loan from the Lender pursuant to a term note (the “Term Note”) and a $7.6 million revolving loan (the “Revolving Loan”) pursuant to a revolving line of credit note (the “Revolving Line of Credit Note”). We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note.
The Term Loan matures on December 1, 2023. The Term Loan is due and payable in 12 equal quarterly payments of principal and interest. The Term Loan bears interest at a floating per annum rate equal to the sum of (a) LIBOR plus (b) a margin ranging from 1.75% to 2.25% depending on the Net Leverage Ratio (as defined in the Loan Agreement). We may prepay the Term Loan without penalty or premium.
The Revolving Line expires on December 1, 2023. Borrowings under the Revolving Line will bear interest at a floating per annum rate equal to the sum of (a) LIBOR plus (b) a margin ranging from 1.75% to 2.25% depending on the Net Leverage Ratio. Accrued interest will be due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest will be due and payable on December 1, 2023. The unused portion of the Revolving Line will accrue a fee equal to 0.20% per annum multiplied by the quarterly average unused amount.
Provided our obligations under the Loan Agreement have been satisfied, we may terminate the Loan Agreement at any time upon three business days’ advance written notice to the Lender.
The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, financial covenants regarding minimum net leverage and fixed charge coverage, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of December 31, 2020.
Upon the occurrence of certain events, including failure to satisfy our payment obligations under the Loan Agreement, failure to adhere to the financial covenants, the breach of certain of our other covenants under the Loan Agreement, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals, the Lender will have the right, among other remedies, to declare all principal and interest immediately due and payable, and to exercise secured party remedies.

Silicon Valley Bank Facility
We maintained a Loan and Security Agreement (the "Credit Facility") with Silicon Valley Bank ("SVB") under which we had a term loan with an original borrowing amount of $6.0 million (the “Original Term Loan”). The Original Term Loan carried a floating annual interest rate equal to SVB’s prime rate then in effect plus 2%. The Original Term Loan matured and was repaid in May 2019.
On October 8, 2020, we entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with SVB, which amended and restated in its entirety our previous Loan and Security Agreement dated as of October 10, 2019, as amended. Under the A&R Loan Agreement, SVB agreed to make advances available up to $10.0 million

(the “A&R Revolving Line”). If we borrow from the A&R Revolving Line, such borrowing would carry a floating annual interest rate equal to the greater of (i) the Prime Rate (as defined in the Loan Agreement) then in effect plus .50% or (ii) 4.75%. Amounts borrowed under the A&R Revolving Line may be repaid and, prior to the A&R Revolving Line Maturity Date (defined below), reborrowed. The Revolving Line terminates on October 10, 2021 (the “A&R Revolving Line Maturity Date”), unless earlier terminated by us.
Amounts due under the A&R Loan Agreement are secured by our assets, including all personal property and bank accounts; however, intellectual property is not secured under the Loan Agreement. The Loan Agreement requires us to observe a number of financial and operational covenants, including maintenance of a specified Liquidity Coverage Ratio (as defined in the A&R Loan Agreement), protection and registration of intellectual property rights and customary negative covenants. As of December 31, 2020, there were no events of default on the Credit Facility.
On December 1, 2020, we terminated the A&R Loan Agreement, dated October 8, 2020. As of the time of termination, there were no amounts outstanding under the A&R Loan Agreement.
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

Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2021	$4,167
2022	4,167
2023	11,650
Total	$19,984

Interest expense, net for the years ended December 31, 2020 and 2019 consisted of the following:

	Years ended December 31,
(in thousands)	2020	2019
Interest expense on Term Loans	$26	$8
Interest expense on Revolving Line of Credit	16	—
Amortization of debt issuance costs	2	6
Other interest expense	5	2
Interest income	(24)	—
Total interest expense, net	$25	$16

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

    The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities. As of December 31, 2020, we had no operating or finance leases that have not yet commenced.

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019
Operating lease costs	$1,647	$1,622
Variable rent costs	133	(147)
Total rent expense	$1,780	$1,475

    Future minimum lease payments under non-cancelable operating and finance leases were as follows as of December 31, 2020 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$2,953	$53
2022	2,674	53
2023	2,390	53
2024	1,897	52
2025	1,226	48
2026 and beyond	3,882	—
Total future minimum lease payments	15,022	259
Less: Interest	2,551	15
Total lease liabilities	$12,471	$244

Current lease liability	$2,223	$48
Long-term lease liability	10,248	196
Total lease liabilities	$12,471	$244

Other information related to leases is as follows:

	Year Ended
(in thousands, except weighted-average data)	December 31, 2020	December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$48	$46
Interest on lease liabilities	4	5
Total finance lease cost	$52	$51

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,647	$1,622
Finance cash flows from finance leases	$53	$40
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,740	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$247	$15
Weighted-average remaining lease term (years) - operating leases	6.3	3.7
Weighted-average remaining lease term (years) - finance leases	4.9	2.1
Weighted-average discount rate - operating leases	5%	7%
Weighted-average discount rate - finance leases	2%	7%

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

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(in thousands, except share, per share and weighted-average data)
Balance at January 1, 2019	3,108,868	$0.61 - 6.55	$2.26	$3,670	1,986,740	$1.81	$3,314
Forfeited	(14,707)	$1.47 - 3.37	2.51
Exercised	(558,834)	$0.61 - 1.81	1.21
Granted	625,070	$3.21 - 7.37	3.63
Balance at December 31, 2019	3,160,397	$1.18 - 7.37	$2.72	$14,460	1,835,799	$2.28	$9,198
Forfeited	(108,515)	$1.27 - 7.59	3.66
Exercised	(792,466)	$1.21 - 4.43	2.80
Granted	70,000	$6.27 - 7.59	6.65
Balance at December 31, 2020	2,329,416	$1.18 - 7.59	$2.76	$16,574	1,408,119	$2.26	$10,734

(1)The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2020	2019
Risk-free interest rate range	0.7%	2.494%
Expected life of option-years	7	7
Expected stock price volatility	63%	67%
Expected dividend yield	—%	—%
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

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2019	$1.18 - 7.37	3,160,397	6.24	$2.72	1,835,799	4.30	$2.28
Year ended December 31, 2020	$1.18 - 7.59	2,329,416	6.04	$2.76	1,408,119	4.73	$2.26

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2019	$1,642	$3,268
Year ended December 31, 2020	$3,322	$3,178

For the years ended December 31, 2020 and 2019, the weighted average grant date fair value of options granted was $6.65 and $3.63 per share, respectively. We estimate the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2020, the weighted average remaining service period is 6.0 years.
Unamortized stock option expense at December 31, 2020 that will be amortized over the weighted-average remaining service period of 2.0 years totaled $2.1 million.
Restricted Stock and Restricted Stock Units

Historically, we have granted shares of restricted stock to certain employees that have vested in three equal annual installments on the anniversary dates of their grant. However, beginning in 2019, we altered our approach for these grants to replace the grant of restricted stock subject to time-based vesting with the grant of a combination of restricted stock units ("RSUs") subject to time-based vesting and performance-based vesting. Each RSU represents the contingent right to receive a single share of our common stock upon the vesting of the award. For the year ended December 31, 2020, we granted an aggregate of 138,650 RSUs to certain employees. Of the RSUs granted during 2020, 76,700 of such RSUs are subject to time-based vesting and are scheduled to vest in three equal annual installments on the anniversary dates of the grant. The remaining 61,950 RSUs are performance-based awards that will vest based on our achievement of long-term performance goals, in particular, based on our levels of 2022 revenue and operating income. The 61,950 shares issuable upon vesting of the performance-based RSUs represent the maximum payout under our performance-based awards, based upon 150% of our target performance for 2022 revenue and operating income (the payout of such awards based on target performance for 2022 revenue and operating income would be 41,300 shares). In the case of the time-based and performance-based RSUs, vesting is also subject to the employee's continuous service with us through vesting. In 2020, 137,997 shares of restricted stock and 72,335 RSUs granted to employees vested.

In addition, in conjunction with our 2018, 2019 and 2020 Annual Meetings of Stockholders, we granted RSUs to certain members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy (other members of our Board of Directors elected to receive their annual equity compensation for Board service in the form of stock units under our Deferred Compensation Plan as described below). RSUs granted to our non-employee Directors vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting. In 2020 and 2019, we granted 10,652 and 11,600, respectively, RSUs to non-employee members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy. In 2020 and 2019, 11,600 and 16,286 RSUs, respectively, vested.

The following table summarizes the number of unvested shares underlying our restricted stock awards and RSUs and the value of our unvested restricted stock awards and RSUs in 2020 and 2019:

(in thousands, except share and weighted-average share data)	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance at January 1, 2019	458,620	$2.56	$1,172
Granted	291,600	3.75	1,094
Vested	(210,624)	2.33	(491)
Forfeitures	(37,499)	2.96	(111)
Balance at December 31, 2019	502,097	$3.31	$1,664
Granted	149,302	6.48	967
Vested	(221,932)	3.19	(708)
Balance at December 31, 2020	429,467	$4.48	$1,923
We recognized $2.1 million and $1.5 million in stock-based compensation expense, which is recorded in selling, general and administrative expense on the consolidated statement of operations for the years ended December 31, 2020 and 2019, respectively.
Unamortized restricted stock and RSUs expense at December 31, 2020 that will be amortized over the weighted-average remaining service period of 1.7 years totaled $1.2 million.

Employee Stock Purchase Plan
On April 7, 2020, our board of directors approved, and on May 11, 2020, our stockholders approved, the Luna Innovations Incorporated 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The 2020 ESPP grants our eligible employees a purchase right to purchase up to that number of shares of common stock purchasable either with a percentage or with a maximum dollar amount, as designed by the Board of Directors, during the period that begins on the offering date and ends on the date stated in the offering. The maximum number of shares of common stock that may be issued under the 2020 ESPP is 1,200,000 shares. The 2020 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized over the six-month withholding period prior to the purchase date. For the year ended December 31, 2020, we recognized $0.2 million in share-based compensation expense related to the 2020 ESPP, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations.
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
The following is a summary of our stock unit activity under the Deferred Compensation Plan for 2020 and 2019:

(in thousands, except stock units and weighted-average share data)	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, January 1, 2019	507,290	$1.40	$1,699
Granted	121,713	4.41
Balance, December 31, 2019	629,003	2.09	4,585
Granted	53,757	6.62
Issued	(47,377)	1.65
Balance, December 31, 2020	635,383	$2.41	$6,278

As of December 31, 2020, 24,855 outstanding stock units had not yet vested.
Stock Repurchase Program

In August 2019, our board of directors authorized a stock repurchase program which allowed us to repurchase up to $2.0 million of our common stock through August 2020. As of December 31, 2020, we had repurchased a total of 333,953 shares for an aggregate purchase price of $2.0 million under this stock repurchase program, all of which had been repurchased before the program expired in September 2019. We currently maintain all repurchased shares under this stock repurchase program as treasury stock.

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

    The details are listed in the table below for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020			2019
(in thousands)	Lightwave	Luna Labs	Total	Lightwave	Luna Labs	Total
Total Revenue by Geographic Location
United States	$33,706	$23,201	$56,907	$26,409	$21,399	$47,808
Asia	16,181	4	16,185	13,669	—	13,669
Europe	7,144	350	7,494	7,277	—	7,277
Canada, Central and South America	2,084	11	2,095	1,432	—	1,432
All Others	—	—	—	330	—	330
Total	$59,115	$23,566	$82,681	$49,117	$21,399	$70,516

Total Revenue by Major Customer Type
Sales to the U.S. government	$8,196	$21,111	$29,307	$8,223	$19,757	$27,980
U.S. direct commercial sales and other	25,487	2,455	27,942	18,186	1,642	19,828
Foreign commercial sales & other	25,432	—	25,432	22,708	—	22,708
Total	$59,115	$23,566	$82,681	$49,117	$21,399	$70,516

Total Revenue by Contract Type
Fixed-price contracts	$56,266	$13,457	$69,723	$45,995	$11,792	$57,787
Cost-type contracts	2,849	10,109	12,958	3,122	9,607	12,729
Total	$59,115	$23,566	$82,681	$49,117	$21,399	$70,516

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$50,347	$2,007	$52,354	$41,768	$1,362	$43,130
Goods/services transferred over time	8,768	21,559	30,327	7,349	20,037	27,386
Total	$59,115	$23,566	$82,681	$49,117	$21,399	$70,516

Total Revenue by Major Products/Services
Technology development	$7,211	$21,559	$28,770	$5,987	$20,037	$26,024
Test, measurement and sensing systems	50,881	—	50,881	41,788	—	41,788
Other	1,023	2,007	3,030	1,342	1,362	2,704
Total	$59,115	$23,566	$82,681	$49,117	$21,399	$70,516

Contract Balances

Our contract assets consist of unbilled amounts for technology development contracts as well as custom product contracts. Also included in contract assets are royalty revenue and carrying amounts of right of returned inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, right of return refund, and customer deposits. The net contract assets/(liabilities) changed by $1.1 million primarily due to an increased number of government research programs, primarily fixed-price contracts, that have not reached milestones as designated in their respective contracts, but revenue has been recognized based on costs incurred.

The following table shows the components of our contract balances as of December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Contract assets	$7,517	$3,208
Contract liabilities	(7,095)	(3,888)
Net contract assets/(liabilities)	$422	$(680)

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Lightwave segment's unfulfilled performance obligations was $35.9 million at December 31, 2020. We expect to satisfy 77% of the performance obligations in 2021, 15% in 2022 and the remainder by 2025. The approximate value of our Luna Labs segment's unfulfilled performance obligations was $19.0 million at December 31, 2020. We expect to satisfy 70% of the performance obligations in 2021, 27% in 2022 and the remainder by 2023.

13.    Income Taxes
Income tax expense/(benefit) from continuing operations consisted of the following for the periods indicated:

	Years ended December 31,
(in thousands)	2020	2019
Current:
Federal	$89	$1,467
State	460	228
Foreign	27	—
	$576	$1,695
Deferred:
Federal	(70)	(2,849)
State	(161)	(500)
Foreign	$3	$—
	$(228)	$(3,349)
Income tax expense/(benefit)	$348	$(1,654)

Deferred tax assets and liabilities consist of the following components:

	Years ended December 31,
(in thousands)	2020	2019
Bad debt and inventory reserve	$430	$376
UNICAP	113	5
Deferred revenue	111	130
ASC842 Lease Accounting (DTA)	(2,610)	797
ASC842 Lease Accounting (DTL)	2,852	(545)
Depreciation and amortization	(3,361)	(2,042)
Net operating loss carryforwards	5,767	1,680
Accrued liabilities	679	594
Stock-based compensation	829	780
Total	$4,810	$1,775
Valuation allowance	(2,850)	(360)
Net deferred tax asset	$1,960	$1,415

The expense/(benefit) from income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to our loss from continuing operations before income taxes as follows for the periods indicated:

	Years ended December 31,
	2020	2019
Income tax expense at federal statutory rate	21.00%	21.00%
Effect of foreign operations	0.23	—
State taxes, net of federal tax effects	3.99	(8.67)
Change in valuation allowance	3.44	(67.39)
Provision to return adjustments	(0.33)	7.26
Meals and entertainment	0.13	0.50
Other permanent differences	8.81	4.20
Equity compensation	(7.25)	(1.75)
Current year R&D credit	(10.60)	—
Prior year R&D credit	(17.87)	—
Reserve for uncertain tax positions	4.20	—
Other	1.10	—
Income tax expense/(benefit)	6.85%	(44.85)%

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have net operating loss ("NOL") carryforwards of approximately $5.2 million for a previously acquired company expiring at varying dates through 2033. Our NOL carryovers will be subject to a Section 382 limitation based on a 2015 ownership change, and there have been no subsequent ownership changes. We continue to be in a three year cumulative net income position, and based on all available positive and negative evidence, we believe our net deferred tax asset will be fully realizable.

Our OptaSense acquisition included a UK entity and a US entity which have deferred tax assets. Based on all available evidence, including cumulative history of losses, we have realized deferred tax assets only to the extent they are supported by the reversal of existing temporary differences. As a result, we have recorded a valuation allowance of $2.9 million as of December 31, 2020.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	Years ended December 31,
(in thousands)	2020	2019
Unrecognized tax benefits, beginning of period	$—	$—
Increases related to current period tax positions	81	—
Increases related to prior period tax positions	130	—
Unrecognized tax benefits, end of period	$211	$—

As of December 31, 2020, we had $0.2 million of unrecognized tax benefits. If these amounts are recognized in future periods, it would affect the effective tax rate on income from continuing operations for the years in which they are recognized. Interest and penalties released related to uncertain tax positions were not material for the year ended December 31, 2020. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period for which the event occurs requiring the adjustment. The amount of accrued interest and penalties as of December 31, 2020 is recorded in other long-term liabilities on the consolidated balance sheets. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We do not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
We file numerous consolidated and separate income tax returns in the US federal jurisdiction and in many state and foreign jurisdictions. The U.S. federal statute of limitations remains open for the year 2017 and onward. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. Our OptaSense companies have open years for audit including UK - 2017 and forward; US - 2017 and forward; and Canada - 2016 and forward. Given that certain subsidiaries have federal or state net operating loss carryforwards, the statute for examination by the taxing authorities will typically remain open for a period following the use of such net operating loss carryforwards, extending the period for examination beyond the years indicated above. We currently have no income tax returns under examination,

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act includes significant business tax provisions that, among other things, include the removal of certain limitations on utilization of net operating losses, increase the loss carryback period for certain losses to five years, and increase the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We do not expect the CARES Act to have a significant impact on our tax obligations. In December 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. We evaluated these items in its tax computation as of December 31, 2020 and determined that the items do not have a material impact on our financial statements as of December 31, 2020.

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
In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. As of December 31, 2019, $1.5 million of the escrow balance had been received with the remaining $2.5 million in the escrow account pending resolution of our dispute of indemnity claims received from Macom. In March 2020, we settled the dispute resulting in us receiving $0.6 million and Macom receiving $1.9 million. For the year ended December 31, 2020, we have recorded a loss from discontinued operations of $1.4 million, net of income tax benefit, to reflect the settlement of the dispute.
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

Purchase Commitment
We executed a non-cancelable purchase order totaling $1.4 million in the third quarter of 2020 and a non-cancelable purchase order totaling $1.6 million in the fourth quarter of 2020 for multiple shipments of tunable lasers to be delivered over an 12-month period. At December 31, 2020, approximately $2.9 million of these commitments remained and is expected to be delivered by October 31, 2021.

Guarantees

As of December 31, 2020, we had a total of $1.2 million in performance bond guarantees outstanding in favor of certain third parties to ensure performance of its obligations under certain customer contracts and lease arrangements. These guarantees expire at various dates through September 2022. To date, we have not incurred any charges associated with non-performance covered by such guarantees and have not accrued any liabilities as of December 31, 2020.

15.    Employee Profit Sharing Plan
We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to all permanent employees. We contribute 30% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.
We contributed approximately $0.5 million and $0.4 million to the plan for the years ended December 31, 2020 and December 31, 2019, respectively.

16.    Relationship with Major Customers
During the years ended December 31, 2020 and 2019, approximately 35% and 40%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government.
At December 31, 2020 and 2019, receivables with respect to contracts with the U.S. government represented 14% and 12% of total trade receivables, respectively.

17.    Financial Information About Segments
We have two operating and reportable segments: Lightwave and Luna Labs.

During the year ended December 31, 2020, we changed our reportable segments to Lightwave and Luna Labs to align with how our Chief Operating Decision Maker (CODM) evaluates segment performance and allocates resources to the segments. Prior to the year ended December 31, 2020, we reported under two different reporting segments. We have reflected these new segment measures beginning in the year ended December 31, 2020 and prior periods have been restated for comparability.

The Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. The Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences.

Through December 31, 2020, our Chief Executive Officer and his direct reports (collectively represented our CODM), evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 1, “Organization and Summary of Significant Accounting Policies”.
Information about the results of operations for each segment is set forth in the table below. There were no significant inter-segment sales during the years ended December 31, 2020 and 2019.
During the years ended December 31, 2020 and 2019, 31% and 32%, respectively, of our total sales took place outside the United States. Customers in China represented 11% of total revenues for the year ended December 31, 2019, while no other single country, outside of the United States, represented more than 10% of total revenues for the year ended December 31, 2020.

	Years ended December 31,
(in thousands)	2020	2019
Lightwave revenue	$59,115	$49,117
Luna Labs revenue	23,566	21,399
Total revenue	$82,681	$70,516
Lightwave operating income	$4,914	$2,261
Luna Labs operating income	69	1,055
Total operating income	$4,983	$3,316
Depreciation, Lightwave	$984	$697
Depreciation, Luna Labs	$143	$252
Amortization, Lightwave	$1,714	$1,486
Amortization, Luna Labs	$129	$68
Additional segment information is as follows:

	December 31,
(in thousands)	2020	2019
Total segment assets:
Lightwave	$110,446	$70,276
Luna Labs	20,556	16,248
Total	$131,002	$86,524
Property plant and equipment and intangible assets, Lightwave	$40,995	$23,201
Property plant and equipment and intangible assets, Luna Labs	$543	$1,001

18.    Quarterly Results (unaudited)
The following table sets forth our unaudited historical revenues, operating (loss)/income and net income by quarter during 2020 and 2019.

	Three Months Ended
(in thousands, except share and per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues:
Lightwave	$11,554	$12,933	$15,350	$19,278	$9,518	$12,523	$13,088	$13,988
Luna Labs	5,587	5,643	5,700	6,637	5,315	5,291	5,301	5,492
Total revenues	17,141	18,576	21,050	25,915	14,833	17,814	18,389	19,480
Gross margin	8,364	9,517	10,949	13,358	6,768	8,752	9,275	10,388
Operating income/(loss)	390	1,810	2,252	530	(897)	1,014	1,482	1,718
Net income/(loss) from continuing operations	320	1,369	3,102	(64)	1,126	841	1,230	2,146
Loss from discontinued operations, net of income tax of $464	(1,436)	—	—	—	—	—	—	—
Net (loss)/income	(1,116)	1,369	3,102	(64)	1,126	841	1,230	2,146
Net (loss)/income attributable to common stockholders	$(1,116)	$1,369	$3,102	$(64)	$1,043	$751	$1,117	$2,146
Net income per share from continuing operations:
Basic	$0.01	$0.04	$0.10	$—	$0.04	$0.03	$0.04	$0.07
Diluted	$0.01	$0.04	$0.10	$—	$0.03	$0.02	$0.04	$0.07
Net loss per share from discontinued operations:
Basic	$(0.05)	$—	$—	$—	$—	$—	$—	$—
Diluted	$(0.04)	$—	$—	$—	$—	$—	$—	$—
Net (loss)/income attributable to common stockholders:
Basic	$(0.04)	$0.04	$0.10	$—	$0.04	$0.03	$0.04	$0.07
Diluted	$(0.03)	$0.04	$0.10	$—	$0.03	$0.02	$0.03	$0.07
Weighted average shares:
Basic	30,380,345	30,589,249	30,809,896	30,895,980	28,039,080	28,246,840	28,291,297	30,159,322
Diluted	32,549,487	32,466,122	32,411,086	32,831,255	33,479,935	33,650,790	32,115,847	32,211,847

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As a result of a late Form 8-K/A pertaining to the filing of audited financial statements for a recently acquired company, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of the end of the period covered by this report. The delinquent filing was an isolated incident and the Company has instituted additional procedures designed to ensure timely filings in the future.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15(e) and Rule 15d-15(e) that occurred in the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 3, 2020, we completed our acquisition of OptaSense. Management is in the process of evaluating OptaSense’s existing controls and procedures, and integrating OptaSense into our internal control over financial reporting. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management has excluded OptaSense from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. OptaSense represents 36% percent of our total assets as of December 31, 2020 and 2% percent of revenue for the year ended December 31, 2020.

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. This evaluation was based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework established in the 2013 Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

ITEM 9B.    OTHER INFORMATION.
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K will be included in the proxy statement related to our 2021 Annual Meeting of Stockholders, (the "2021 Proxy Statement"), anticipated to be filed with the SEC within 120 days after December 31, 2020, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2021 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2021 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2021 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2021 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.
(ii)Schedules.
Schedule II

Luna Innovations Incorporated
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
(in thousands)	Balance at beginning of Period	Additions	Deductions	Balance at end of period
Year Ended December 31, 2019
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$3,268	$—	$(2,908)	$360
Allowances for doubtful accounts	285	645	—	930
	$3,553	$645	$(2,908)	$1,290
Year Ended December 31, 2020
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$360	$2,850	$(360)	$2,850
Allowances for doubtful accounts	$930	$127	$(171)	$886
	$1,290	$2,977	$(531)	$3,736
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II of this Annual Report on Form 10-K.
◦Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
a.Exhibits

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

2.5#
Share Purchase Agreement, by and between the Company and QinetiQ Holdings Limited, dated as of December 2, 2020 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52008) filed on December 3, 2020).

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

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-131764) filed on February 10, 2006).
3.4	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 8-K (File No. 000-52008) filed on May 10, 2010).
3.5	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on February 2, 2015).
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

4.8
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 13, 2020.

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

10.3
Asset Transfer and License Agreement by and between Luna Innovations Incorporated and Coherent, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on April 6, 2007).

10.4**
Development and Supply Agreement, dated December 12, 2006, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. dated June 11, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on June 14, 2007).

10.5
Amendment to Commercial Lease, by and between Luna Innovations Incorporated and Canvasback Real Estate & Investments LLC dated March 18, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 9, 2008).

10.6
Securities Purchase and Exchange Agreement, dated January 12, 2010, by and between Luna Innovations Incorporated and Carilion Clinic (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on January 15, 2010).

10.7
Amended and Restated Investor Rights Agreement, dated January 13, 2010, by and among Luna Innovations Incorporated, Carilion Clinic, and certain stockholders of Luna Innovations Incorporated (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on January 15, 2010).

10.8	Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 21, 2018).
10.9**
License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Hansen Medical, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 17, 2010).

10.10**
License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Intuitive Surgical, Inc. (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) file on May 17, 2010).

10.11
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

10.12
Third Amendment to Commercial Lease dated June 21, 2010, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations, Incorporated (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 16, 2010).

10.13
Fourth Amendment to Industrial Lease Agreement, dated as of March 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 16, 2011).

10.14
Fifth Amendment to Industrial Lease Agreement, dated as of November 1, 2011, by and between The Economic Development Authority of Montgomery County and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 29, 2012).

10.15
Employment Agreement dated December 5, 2017, by and between Scott A. Graeff and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 21, 2018).

10.16
Fourth Amendment to Commercial Lease, dated as of April 15, 2012, by and between Canvasback Real Estate & Investments, LLC and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 9, 2012).

10.17**
Cross-License Agreement by and among Luna Innovations Incorporated and Luna Technologies, Inc. and Intuitive Surgical Operations, Inc. and Intuitive Surgical International, Ltd., dated as of January 17, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 13, 2014).

10.18
Sixth Amendment to Industrial Lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014 (incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 16, 2015).

10.19
Industrial Lease Agreement by and between The Economic Development Authority of Montgomery County, Virginia and Luna Innovations Incorporated dated October 1, 2014 (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 16, 2015).

10.20
Lease Agreement by and between SBA Tenant, LLC and Luna Innovations Incorporated dated November 2014 (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed March 16, 2015).

10.21
First Amendment to Industrial Lease Agreement by and between the Economic Development Authority of Montgomery County, Virginia and Luna Innovation Incorporated, dated January 20, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 14, 2015).

10.22
Amended and Restated Non-Employee Director Compensation Policy, as amended as of February 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 13, 2019).

10.23
Fifth Amendment to Commercial Lease by and between Canvasback Real Estate and Investments, LLC and the Registrant, dated as of August 5, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on November 13, 2015).

10.24
Employment Agreement, dated December 2, 2019, by and between the Registrant and Eugene J. Nestro (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 13, 2020).

10.25
First Amendment to Commercial Lease, dated as of February 21, 2020, by and between SBA Tenant, LLC and the Registrant (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 000-52008) filed on March 13, 2020).

10.26
First Amendment to Standard Industrial Real Estate Lease dated July 13, 2020 between the Registrant and Majestic Realty Co (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52008) filed on November 9, 2020).

10.27
Luna Innovation Incorporated 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 6, 2020).

10.28
Eighth Amendment to Commercial Lease dated May 26, 2020 between the Registrant and Canvasback Real Estate & Investments LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 6, 2020).

10.29
Tax Deed, by and between the Company and QinetiQ Holdings Limited, dated as of December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52008) filed on December 3, 2020).

10.30*	Loan Agreement, dated December 1, 2020, by and between the Company and PNC Bank, National Association.
10.31*	Term Note, dated December 1, 2020, by and between the Company and PNC Bank, National Association.
10.32*	Revolving Line of Credit Note, dated December 1, 2020, by and between the Company and PNC Bank, National Association.
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
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

32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2020 and 2019 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (v) Notes to Audited Consolidated Financial Statements.

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
March 12, 2021

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

Signature	Title	Date

/s/ Scott A. Graeff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2021
Scott A. Graeff
/s/ Eugene J. Nestro	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2021
Eugene J. Nestro
/s/ Donald Pastor	Director	March 12, 2021
Donald Pastor
/s/ N. Leigh Anderson	Director	March 12, 2021
N. Leigh Anderson
/s/ Warren B. Phelps, III	Director	March 12, 2021
Warren B. Phelps, III
/s/ Gary Spiegel	Director	March 12, 2021
Gary Spiegel
/s/ Mary Beth Vitale	Director	March 12, 2021
Mary Beth Vitale
/s/ Richard W. Roedel	Chairman of the Board of Directors	March 12, 2021
Richard W. Roedel