Form 10-Q
period 2021-03-31
LUNA INNOVATIONS INC
filed 2021-05-17
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2021, there were 31,418,971 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,794	$15,366
Accounts receivable, net	23,697	24,951
Contract assets	8,328	7,046
Inventory	25,550	23,597
Prepaid expenses and other current assets	5,388	4,509
Total current assets	74,757	75,469
Property and equipment, net	3,329	3,308
Intangible assets, net	19,642	20,109
Goodwill	18,309	18,121
Long-term contract assets	—	471
Operating lease right-of-use asset	10,820	11,281
Finance lease right-of-use asset	232	244
Other assets	118	39
Deferred tax asset	1,699	1,960
Total assets	$128,906	$131,002
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$4,167	$4,167
Accounts payable	4,108	4,393
Accrued liabilities	10,732	12,159
Contract liabilities	6,228	7,095
Current portion of operating lease liability	2,195	2,223
Current portion of finance lease liability	48	48
Total current liabilities	27,478	30,085
Long-term debt obligations	14,781	15,817
Long-term portion of operating lease liability	9,702	10,248
Long-term portion of operating lease liability	184	196
Other long-term liabilities	214	214
Total liabilities	52,359	56,560
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 33,113,774 and 32,724,512 shares issued, 31,392,989 and 31,024,537 shares outstanding at March 31, 2021 and December 31, 2020, respectively	33	33
Treasury stock at cost, 1,720,785 and 1,699,975 shares at March 31, 2021 and December 31, 2020, respectively	(4,991)	(4,789)
Additional paid-in capital	93,905	92,403
Accumulated deficit	(13,275)	(12,957)
Accumulated other comprehensive income/(loss)	875	(248)
Total stockholders’ equity	76,547	74,442
Total liabilities and stockholders’ equity	$128,906	$131,002
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020

Revenues:
Lightwave	$20,997	$11,554
Luna Labs	5,302	5,587
Total revenues	26,299	17,141
Cost of revenues:
Lightwave	8,771	4,885
Luna Labs	4,099	3,892
Total cost of revenues	12,870	8,777
Gross profit	13,429	8,364
Operating expense:
Selling, general and administrative	11,290	6,377
Research, development and engineering	2,933	1,597
Total operating expense	14,223	7,974
Operating (loss)/income	(794)	390
Other income/(expense):
Investment income	—	59
Other income	—	9
Interest expense, net	(143)	—
Total other (expense)/income	(143)	68
(Loss)/income from continuing operations before income taxes	(937)	458
Income tax (benefit)/expense	(619)	138
Net (loss)/income from continuing operations	(318)	320
Loss from discontinued operations, net of income tax of $464	—	(1,436)
Net loss	(318)	(1,116)
Net (loss)/income per share from continuing operations:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Net loss per share from discontinued operations:
Basic	$—	$(0.05)
Diluted	$—	$(0.04)
Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.03)
Weighted average shares:
Basic	31,350,629	30,380,345
Diluted	33,353,456	32,549,487

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Comprehensive Income/(Loss)
 (in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(318)	$(1,116)
Other comprehensive income	1,123	—
Total other comprehensive income/(loss)	$805	$(1,116)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity
 (in thousands, except share data)

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2020	31,024,537	$33	1,699,975	$(4,789)	$92,403	$(12,957)	$(248)	$74,442
Exercise of stock options	314,697	—	—	—	845	—	—	845
Share-based compensation	74,565	—	—	—	657	—	—	657
Purchase of treasury stock	(20,810)	—	20,810	(202)	—	—	—	(202)
Net loss	—	—	—	—	—	(318)	—	(318)
Foreign currency translation adjustment	—	—	—	—	—	—	1,123	1,123
Balance at March 31, 2021	31,392,989	$33	1,720,785	$(4,991)	$93,905	$(13,275)	$875	$76,547

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2019	30,149,105	$32	1,639,791	$(4,337)	$88,022	$(16,248)	—	$67,469
Exercise of stock options	316,504	—	—	—	1,198	—	—	1,198
Share-based compensation	55,668	—	—	—	502	—	—	502
Net loss	—	—	—	—	—	(1,116)	—	(1,116)
Forfeitures of restricted stock	(34,700)	—	—	—	(276)	—	—	(276)
Balance at March 31, 2020	30,486,577	$32	1,639,791	$(4,337)	$89,446	$(17,364)	$—	$67,777

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2021	2020

Cash flows used in operating activities
Net loss	$(318)	$(1,116)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,231	679
Share-based compensation	657	226
Bad debt expense	—	14
Loss from discontinued operations, net of tax	—	1,436
Deferred taxes	262	(127)
Change in assets and liabilities
Accounts receivable	1,439	737
Contract assets	(729)	111
Inventory	(1,617)	(897)
Other current assets	(847)	(287)
Other long term assets	(80)	—
Accounts payable and accrued expenses	(1,939)	(760)
Contract liabilities	(992)	(318)
Net cash used in operating activities	(2,933)	(302)
Cash flows (used in)/provided by investing activities
Acquisition of property and equipment	(361)	(74)
Intangible property costs	(48)	(91)
Proceeds from sale of discontinued operations	—	600
Net cash (used in)/provided by investing activities	(409)	435
Cash flows (used in)/provided by financing activities
Payments on finance lease obligations	(12)	(13)
Payments of debt obligations	(1,036)	—
Repurchase of common stock	(202)	—
Proceeds from the exercise of options and warrants	845	1,198
Net cash (used in)/provided by financing activities	(405)	1,185
Effect of exchange rate changes on cash and cash equivalents	175	—
Net (decrease)/increase in cash and cash equivalents	(3,572)	1,318
Cash and cash equivalents—beginning of period	15,366	25,006
Cash and cash equivalents—end of period	$11,794	$26,324
Supplemental disclosure of cash flow information
Cash paid for interest	$125	$1
Cash received for income tax refund, net	$87	$—
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
We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries, and distributed fiber optic sensing solutions that measure, or "sense" the structures for industries ranging from aerospace, automotive, oil and gas, security and infrastructure. Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments, accelerating the development of fiber optic products and assuring accurate testing of optical components like photonic integrated circuits ("PICs") and coherent receivers, which are both critical elements of meeting the world’s exponentially growing demand for bandwidth. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. In addition, our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2021, results of operations, comprehensive income, changes in stockholders' equity and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements.
The COVID-19 pandemic has resulted in a global slowdown of economic activity. While the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use reasonably available information to assess certain accounting matters including, but not limited to, accounts receivable, inventory and the carrying value of goodwill and other long-lived tangible and intangible assets. While the assessments have not resulted in any material impacts to our financial statements as of March 31, 2021, we believe the full impact of the pandemic remains uncertain and ongoing developments related to the pandemic may cause material impacts to our consolidated financial statements.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021.
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
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying amount of lease liabilities approximate fair value because these financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit. We consider the terms of the PNC Bank, National Association debt facility including its interest rate of LIBOR plus a margin ranging from 1.75% to 2.25%, to be at market based upon similar instruments that would be available to us.
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
The effects of 2.0 million and 2.2 million common stock equivalents are included for the diluted per share data for the three months ended March 31, 2021 and 2020, respectively. Stock options and deferred stock units credited to our directors under our non-employee deferred compensation plan are included in our common stock equivalents for the three months ended March 31, 2021 and 2020.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance is effective for us beginning in the first quarter of fiscal year 2021, while early adoption is permitted. We adopted ASU 2019-12, effective January 1, 2021. The adoption of ASU 2019-12 did not have a significant impact on our consolidated financial statements.

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

New Ridge Technologies

On October 29, 2020, we acquired New Ridge Technologies, a small company that develops and manufactures fiber optic test and measurement equipment and advanced fiber optic subsystems primarily for telecommunication and radio-over-fiber applications. New Ridge's acquired operations will be integrated into, and reported as a part of, our Lightwave segment. This acquisition supports our growth strategy in the communications test arena. The total consideration was $0.6 million which consisted of $0.4 million paid at closing and $0.2 million of contingent consideration related to an earn-out provision. We recorded $0.02 million of goodwill upon the completion of the purchase consideration allocation. Depending on the achievement of certain metrics during the two years following closing, we may pay the seller up to $0.2 million in contingent consideration related to the earn-out provision.

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

The following table summarizes the allocation of the purchase consideration of the OptaSense acquisition (excluding cash of $5.2 million):

(in thousands)
Accounts receivable	$5,553
Contract assets	2,823
Inventory	11,483
Other current assets	1,026
Property and equipment	1,247
Identifiable intangible assets	11,263
Goodwill	7,619
Right of use assets	2,082
Other long-term assets	22
Accounts payable and accrued expenses	(4,089)
Contract liabilities	(3,259)
Other current liabilities	(747)
Long-term operating lease liability	(1,335)
Total purchase consideration	$33,688

The identifiable intangible assets and their estimated useful lives were as follows:

	Estimated
(in thousands)	Useful Life	OptaSense
Developed technology	10 years	$7,379
Trade names and trademarks	15 years	2,580
Backlog	3 years	699
Customer relationships	5 years	605
		$11,263

OptaSense's developed technology primarily consists of its DAS product solutions that deliver superior measurements for a wide range of applications from advanced industrial monitoring through high performance geophysical measurements. The developed technologies were valued using the "multi-period excess earnings" method, under the income approach. The multi-period excess earnings method reflects the present value of the projected cash flows that are expected by the developed technologies less charges representing the contribution of other assets to those cash flows. A discount rate of 17.5% was used to discount the cash flows to the present value.

Trade names and trademarks are considered a type of guarantee of a certain level of recognizability, quality or performance represented by the OptaSense brand. Trade names and trademarks were valued using the "relief from royalty" method under the income approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of these assets. A discount rate of 17.5% was used to discount the cash flows to the present value.

Backlog arises from unfulfilled purchase or sales order contracts. The value of OptaSense's backlog as of the acquisition date was calculated using the income approach. A discount rate of 16.5% was used to discount the cash flows attributable solely to the backlog to the present value.

Customer relationships represent the fair value of either (i) the avoidance of cost associated with the creation of a new customer relationship or (ii) the projected cash flows that will be derived from the sale of products to existing customers as of the acquisition date. OptaSense's customer relationships were valued using the cost approach based on the expected time to re-build the customer base. A discount rate of 17.5% was used to discount these cash flows to the present value.

Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition. Goodwill generated from our business acquisitions was primarily attributable to expected synergies from future customer and sales growth.

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for the period presented as if the acquisition of OptaSense had been completed on January 1, 2019. The pro forma information includes adjustments to amortization expense for the intangible assets acquired and interest expense for the additional debt used to partially fund the acquisition price.

The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations or the combined business had the acquisition of OptaSense occurred on January 1, 2019, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

For the three months ended
March 31, 2020
(in thousands)
Revenue	$24,866

Income from continuing operations	$760

3.    Intangible assets, net

    Intangible assets, net at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
(in thousands)
Patent costs	$5,780	$5,702
Developed technology	17,559	17,344
In-process research & development	1,580	1,580
Customer base	1,302	1,302
Trade names	3,122	3,122
Backlog	696	696
	30,039	29,746
Accumulated amortization	(10,397)	(9,637)
	$19,642	$20,109

    Amortization expense for the three months ended March 31, 2021 was $0.8 million. Estimated aggregate amortization, based on the net value of intangible assets at March 31, 2021, for each of the next five years and beyond is as follows (amounts in thousands):

Year Ending December 31,
2021 - remaining 9 months	$2,545
2022	2,906
2023	2,807
2024	2,316
2025	2,293
2026 & beyond	6,775
Total	$19,642

4.Goodwill

    Goodwill was $18.3 million and $18.1 million at March 31, 2021 and December 31, 2020, respectively, and has been allocated to the Lightwave segment. The change in goodwill during the three months ended March 31, 2021 related to foreign currency translation.

5.Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	March 31, 2021	December 31, 2020
(in thousands)
Finished goods	$10,382	$11,547
Work-in-process	2,536	1,425
Raw materials	12,632	10,625
Total inventory	$25,550	$23,597
6.    Accrued Liabilities

Accrued liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
(in thousands)
Accrued compensation	$8,309	$9,103
Contingent consideration	225	225
Accrued professional fees	679	825
Accrued income tax	112	281
Accrued interest	24	42
Accrued royalties	454	456
Accrued liabilities - other	929	1,227
Total accrued liabilities	$10,732	$12,159

7.Debt
Long-term debt consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Term Loan (net of debt issuance costs of $61 and $66, 2.48% and 2.48% at March 31, 2021 and December 31, 2020, respectively)	$11,398	$12,434
Revolving Loan (2.48% at March 31, 2021 and December 31, 2020)	7,550	7,550
	18,948	19,984
Less: Current portion of long-term debt obligations	(4,167)	(4,167)
Long-term debt obligations	$14,781	$15,817
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
The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, financial covenants regarding minimum net leverage and fixed charge coverage, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of March 31, 2021.
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
Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2021 - remaining 9 months	$3,125
2022	4,167
2023	11,656
Total	$18,948

Interest expense, net for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Interest expense on Term Loan	$76	$—
Interest expense on Revolving Line	30	—
Amortization of debt issuance costs	11	—
Other interest expense	26	—
Interest income	—	—
Total interest expense, net	$143	$—
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

    The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities. As of March 31, 2021, we had no operating or finance leases that have not yet commenced.

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease costs	$709	$412
Variable rent costs	(29)	(39)
Total rent expense	$680	$373

    Future minimum lease payments under non-cancelable operating and finance leases were as follows as of March 31, 2021 (amounts in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021 - remaining 9 months	$2,374	$39
2022	2,614	53
2023	2,351	53
2024	1,880	53
2025	1,196	47
2026 and beyond	3,882	—
Total future minimum lease payments	14,297	245
Less: interest	2,400	13
Total lease liabilities	$11,897	$232

Current lease liability	$2,195	$48
Long-term lease liability	9,702	184
Total lease liabilities	$11,897	$232

    Other information related to leases is as follows:

	Three Months Ended March 31,
(in thousands, except weighted-average data)	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$14	$14
Interest on lease liabilities	1	1
Total finance lease cost	$15	$15

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$709	$378
Finance cash flows from finance leases	$12	$13
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Weighted-average remaining lease term (years) - operating leases	6.2	3.7
Weighted-average remaining lease term (years) - finance leases	4.7	1.9
Weighted-average discount rate - operating leases	6%	7%
Weighted-average discount rate - finance leases	2%	7%

9.Capital Stock and Share-Based Compensation

Stock Options
During the three months ended March 31, 2021, we granted options to purchase 80,735 shares of our common stock. The general terms of the stock options are similar to awards previously granted by us.
The fair values of stock options granted were estimated using the following weighted-average assumptions:

Three Months Ended March 31, 2021
Risk-free rate	0.98%
Expected volatility	55.22%
Expected term (in years)	7
The weighted average fair value of stock options granted during the three months ended March 31, 2021 was $5.24 per share. The fair value of each stock option was determined using the Black-Scholes model.
For each of the three months ended March 31, 2021 and 2020 we recognized $0.3 million in share-based compensation expense related to stock options, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $2.2 million in share-based compensation expense over the weighted-average remaining service period of 2.2 years for stock options outstanding as of March 31, 2021.

Restricted Stock Units
During the three months ended March 31, 2021, we granted 79,250 time-based restricted stock units ("RSUs"). The general terms of the RSUs are similar to awards previously granted by us.
The weighted average fair value of the time-based RSUs granted during the three months ended March 31, 2021 was $11.40 per share. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
In addition, pursuant to our Deferred Compensation Plan, non-employee directors can elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. During the three months ended March 31, 2021, we granted 4,658 RSUs pursuant to the Deferred Compensation Plan. The general terms of the RSUs are similar to awards previously granted by us. The weighted average fair value of the RSUs granted during the three months ended March 31, 2021 was $9.42 per share. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
For each of the three months ended March 31, 2021 and 2020 we recognized $0.3 million in share-based compensation expense related to RSUs, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $1.8 million in share-based compensation expense over the weighted-average remaining service period of 2.2 years for RSUs outstanding as of March 31, 2021.

Employee Stock Purchase Plan ("ESPP")
For the three months ended March 31, 2021 we recognized $0.1 million in share-based compensation expense related to the ESPP, which is included in our selling, general and administrative expense in the accompanying statement of operations. There was no share-based compensation expense related to the ESPP for the three months ended March 31, 2020.

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

The details are listed in the table below for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
		2021			2020
(in thousands)	Lightwave	Luna Labs	Total	Lightwave	Luna Labs	Total
	(unaudited)
Total Revenue by Geographic Location
United States	$10,579	$5,263	$15,842	$5,852	$5,587	$11,439
Asia	3,672	—	3,672	3,756	—	3,756
Europe	3,977	27	4,004	1,713	—	1,713
Canada, Central and South America	2,769	12	2,781	206	—	206
All Others	—	—	—	27	—	27
Total	$20,997	$5,302	$26,299	$11,554	$5,587	$17,141

Total Revenue by Major Customer Type
Sales to the U.S. government	$2,414	$4,927	$7,341	$1,825	$5,011	$6,836
U.S. direct commercial sales and other	8,165	337	8,502	4,027	576	4,603
Foreign commercial sales & other	10,418	38	10,456	5,702	—	5,702
Total	$20,997	$5,302	$26,299	$11,554	$5,587	$17,141

Total Revenue by Contract Type
Fixed-price contracts	$20,405	$3,232	$23,637	$11,554	$2,540	$14,094
Cost-type contracts	592	2,070	2,662	—	3,047	3,047
Total	$20,997	$5,302	$26,299	$11,554	$5,587	$17,141

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$16,839	$310	$17,149	$9,761	$480	$10,241
Goods/services transferred over time	4,158	4,992	9,150	1,793	5,107	6,900
Total	$20,997	$5,302	$26,299	$11,554	$5,587	$17,141

Total Revenue by Major Products/Services
Technology development	$2,140	$4,992	$7,132	$1,708	$5,107	$6,815
Test, measurement and sensing systems	18,519	—	18,519	9,761	—	9,761
Other	338	310	648	85	480	565
Total	$20,997	$5,302	$26,299	$11,554	$5,587	$17,141

Contract Balances

Our contract assets consist of unbilled amounts for technology development contracts as well as custom product contracts. Also included in contract assets are royalty revenue and carrying amounts of right of return inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, right of return refund, and customer deposits. For the three months ended March 31, 2021, net contract assets/(liabilities) increased $1.7 million, due primarily to an increase in our Fixed-Price contracts that have not yet reached milestones as designated in their respective contracts but for which revenue has been recognized. The increase is also attributable to subcontractor work that has been performed but not yet invoiced.

The following table shows the components of our contract balances as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Contract assets	$8,328	$7,517
Contract liabilities	6,228	7,095
Net contract assets	$2,100	$422

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Lightwave segment's unfulfilled performance obligations was $36.1 million at March 31, 2021. We expect to satisfy 65% of the performance obligations in 2021, 29% in 2022 and the remainder by 2025. The approximate value of our Luna Labs segment's unfulfilled performance obligations was $19.4 million at March 31, 2021. We expect to satisfy 59% of the performance obligations in 2021, 36% in 2022 and the remainder by 2023.

11.Reportable Segments

We have two operating and reportable segments: Lightwave and Luna Labs.

The Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. The Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences.

Through March 31, 2021, our Chief Executive Officer and his direct reports (collectively represented our chief operating decision maker, or CODM), evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 12, 2021).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended March 31,
	2021	2020
(in thousands)	(unaudited)
Revenues:
Lightwave	$20,997	$11,554
Luna Labs	5,302	5,587
Total revenues	$26,299	$17,141
Lightwave operating loss	$(309)	$(22)
Luna Labs operating (loss)/income	(485)	412
Total operating (loss)/income	$(794)	$390
Depreciation, Lightwave	$354	$200
Depreciation, Luna Labs	$34	$47
Amortization, Lightwave	$826	$405
Amortization, Luna Labs	$17	$27
The table below presents assets for reportable segments:

	March 31, 2021	December 31, 2020
(in thousands)	(unaudited)
Total segment assets:
Lightwave	$111,434	$110,446
Luna Labs	17,472	20,556
Total assets	$128,906	$131,002
Property plant and equipment, and intangible assets, Lightwave	$40,561	$40,995
Property plant and equipment, and intangible assets, Luna Labs	$719	$543

The U.S. government accounted for 28% and 40% of total consolidated revenues for the three months ended March 31, 2021 and 2020, respectively.
International revenues (customers outside the United States) accounted for 40% and 33% of total consolidated revenues for the three months ended March 31, 2021 and 2020, respectively. Customers in China represented 11% of total revenues for the three months ended March 31, 2020, while no other single country, outside of the United States, represented more than 10% of total revenues for the three months ended March 31, 2021 and 2020.

12.Commitments and Contingencies
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of the dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and Macom receiving $1.9 million. For the three months ended March 31, 2020, we have recorded a loss from discontinued operations of $1.4 million, net of income tax benefit, to reflect the settlement of the dispute.
We executed non-cancelable purchase orders totaling $1.5 million in the third quarter of 2020 and $1.6 million in the fourth quarter of 2020 for multiple shipments of tunable lasers to be delivered over an 12-month period. At March 31, 2021, approximately $2.2 million of these commitments remained and are expected to be delivered by December 31, 2021.
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

Overview of Our Business

    We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries, and distributed fiber optic sensing solutions that measure, or “sense,” the structures for industries ranging from aerospace, automotive, energy, oil and gas, security and infrastructure.

Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments, accelerating the development of fiber optic products and assuring accurate testing of optical components like photonic integrated circuits ("PIC"s) and coherent receivers, which are both critical elements of meeting the world’s exponentially growing demand for bandwidth. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. In addition, our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of sensing and instrumentation, advanced materials, optical technologies and health sciences. We are organized into two reporting segments, the Lightwave segment and the Luna Labs segment.

Our Lightwave segment consists of our fiber optics testing, measurement and sensing solutions. Our Lightwave segment revenues represented approximately 80% and 67% of our total revenues for the three months ended March 31, 2021 and 2020, respectively.

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

In the long term, we expect that revenues from product sales will represent a larger portion of our total revenues. As we develop and commercialize new products, these revenues will reflect a broader and more diversified mix of products. Our key initiative for long term growth is to become a leading provider of fiber optic test, measurement, control and sensing equipment. The acquisition of OptaSense in December 2020 added distributed acoustic sensing technology to our existing suite of sensing products and provided for expansion into high-growth markets such as security and perimeter detection, smart infrastructure monitoring and oil and gas. Our products have historically been strong in long-range, discrete sensing and short range, fully distributed sensing which are best when specific, known locations needed to be monitored. OptaSense's product offering has helped us fill a gap for long range, fully distributed measurement, which is best for applications where signals can occur anywhere along the length of the sensor.
Our Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Luna Labs segment comprised 20% and 33% of our total revenues for the three months ended March 31, 2021 and 2020, respectively. Most of the government funding for our Luna Labs segment is derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration. Within the Luna Labs segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed.
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Lightwave segment backlog was $36.1 million and $35.9 million at March 31, 2021 and December 31, 2020, respectively. The approximate value of our Luna Labs segment backlog was $19.4 million and $19.0 million at March 31, 2021 and December 31, 2020, respectively.

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

Description of Revenues, Costs and Expenses
Impact of COVID-19 Pandemic
    The ongoing global COVID-19 pandemic has impacted, and will likely continue to impact, the way we conduct our business, including the way in which we interface with customers, suppliers and our employees. Although to date we have not experienced any adverse material impacts from the COVID-19 pandemic, the broader impact of the COVID-19 pandemic on our results of operations and overall financial performance remains uncertain. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. In addition, we have experienced minor impacts on our supply chain that we have managed. For example, in cases where there were delays we relied on our inventory of components to continue production. There is no guarantee we will be able to manage through future delays in our supply chain. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic on our business.
Revenues
    We generate revenues from product sales, commercial product development and licensing and technology development activities. Our Lightwave segment revenues reflect amounts that we receive from sales of our products or development of products for third parties and, to a lesser extent, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property, and represented 80% and 67% of our total revenues for the three months ended March 31, 2021 and 2020, respectively.
    We derive Luna Labs segment revenues from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years and recognize these revenues over the life of the contract as costs are incurred. The Luna Labs segment revenues represented 20% and 33% of total revenues for the three months ended March 31, 2021 and 2020, respectively.
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

Operating Expense
    Operating expense consists of selling, general and administrative expenses, as well as expenses related to research, development and engineering, depreciation of fixed assets and amortization of intangible assets. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from equity awards, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, marketing and administrative activities, costs of marketing programs and promotional materials, salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our

Luna Labs segment, product development activities not provided under contracts with third parties, and overhead costs related to these activities.
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
     Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 12, 2021.
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenues

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Difference	% Difference
Revenues:
Lightwave	$20,997	$11,554	$9,443	82%
Luna Labs	5,302	5,587	(285)	(5)%
Total revenues	$26,299	$17,141	$9,158	53%
    Lightwave segment revenues for the three months ended March 31, 2021 increased $9.4 million, or 82%, to $21.0 million compared to $11.6 million for the three months ended March 31, 2020. The vast majority of the increase in revenues for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due to the revenues from OptaSense which was acquired on December 3, 2020. Excluding OptaSense, we also experienced growth in sales of our sensing and communications testing products. Revenues from our Luna Labs segment for the three months ended March 31, 2021 decreased $0.3 million, or 5%, to $5.3 million compared to $5.6 million for the three months ended March 31, 2020.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Difference	% Difference
Cost of revenues:
Lightwave	$8,771	$4,885	$3,886	80%
Luna Labs	4,099	3,892	207	5%
Total cost of revenues	12,870	8,777	4,093	47%
Gross profit	$13,429	$8,364	$5,065	61%
    The cost of revenues for the Lightwave segment increased by $3.9 million, or 80%, to $8.8 million for the three months ended March 31, 2021, compared to $4.9 million for the three months ended March 31, 2020. This increase in cost of revenues resulted from the OptaSense business and higher sales volume in our sensing and communications testing products. The cost of revenues for the Luna Labs segment for the three months ended March 31, 2021 increased $0.2 million, or 5%, to $4.1 million compared to $3.9 million for the three months ended March 31, 2020.
    Our overall gross margin increased to 51% for the three months ended March 31, 2021, compared to 49% for the three months ended March 31, 2020, primarily as a result of a higher mix of sales from our Lightwave segment.
Operating Expense

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$11,290	$6,377	$4,913	77%
Research, development and engineering	2,933	1,597	1,336	84%
Total operating expense	$14,223	$7,974	$6,249	78%
    Our selling, general and administrative expense increased $4.9 million, or 77%, to $11.3 million for the three months ended March 31, 2021, compared to $6.4 million for the three months ended March 31, 2020. Selling, general and administrative expense increased primarily due to the acquired OptaSense operations and integration costs.
    Research, development and engineering expense increased $1.3 million, or 84%, to $2.9 million for the three months ended March 31, 2021, compared to $1.6 million for the three months ended March 31, 2020. Research, development and engineering expense increased primarily due to the acquired OptaSense operations.
(Loss)/Income from Continuing Operations Before Income Tax
    During the three months ended March 31, 2021, we recognized a loss from continuing operations before income taxes of $0.9 million compared to income from continuing operations before income taxes of $0.5 million for the three months ended March 31, 2020.
Income Tax (Benefit)/Expense
    For the three months ended March 31, 2021, we recognized an income tax benefit from continuing operations of $0.6 million, compared to an income tax expense from continuing operations of $0.1 million for the three months ended March 31, 2020, respectively. The income tax benefit for the three months ended March 31, 2021 is primarily related to the pre-tax loss for the quarter and deductions on vested RSUs and stock option exercises.

Liquidity and Capital Resources
    At March 31, 2021, our total cash and cash equivalents were $11.8 million.

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

We believe that our cash and cash equivalents as of March 31, 2021 in addition to amounts available to us under our Revolving Line will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents and borrowing capacity under the Revolving Line described above, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Discussion of Cash Flows

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Difference
Net cash used in operating activities	$(2,933)	$(302)	$(2,631)
Net cash (used in)/provided by investing activities	(409)	435	(844)
Net cash (used in)/provided by financing activities	(405)	1,185	(1,590)
Net (decrease)/increase in cash and cash equivalents	$(3,747)	$1,318	$(5,065)
During the first three months of 2021, the $2.9 million of net cash used in operating activities consisted of our net loss of $0.3 million, which included non-cash charges for depreciation and amortization of $1.2 million, share-based compensation of $0.7 million, and deferred tax asset of $0.3 million offset by a net cash outflow of $4.8 million from changes in working capital. The changes in working capital include a decrease in accounts payable and accrued expenses of $1.9 million, a decrease in contract liabilities of $1.0 million, a decrease in accounts receivable of $1.4 million, an increase in inventory of $1.6 million, an increase in other current assets of $0.8 million, and an increase in contract assets of $0.7 million.
    During the first three months of 2020, the $0.3 million of net cash used in operating activities consisted of our net loss of $1.1 million, which included non-cash charges for depreciation and amortization of $0.7 million, share-based compensation of $0.2 million, a net cash outflow of $1.4 million from changes in working capital all partially reduced by a net loss from discontinued operations of $1.4 million. The changes in working capital include a decrease in accounts payable and accrued expenses of accounts receivable of $0.8 million, a decrease in contract liabilities of $0.3 million and an increase in inventory of $0.9 million, all partially offset by a decrease in accounts receivable of $0.7 million.
    Cash used in investing activities during the three months ended March 31, 2021 included $0.4 million of fixed asset additions. Net cash provided by investing activities during the three months ended March 31, 2020 included $0.6 million in proceeds from sale of discontinued operations, partially offset by $0.1 million of fixed asset additions and $0.1 million of capitalized intellectual property costs.
    Cash used in financing activities during the three months ended March 31, 2021 consisted primarily of $1.0 million in payments towards our debt obligations and $0.2 million to repurchase our common stock, partially offset by proceeds from the exercise of stock options of $0.8 million. Net cash provided by financing activities during the three months ended March 31, 2020 consisted primarily of $1.2 million in proceeds received from the exercise of options.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2021.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Loan with variable interest rates based on LIBOR plus a margin as defined in the credit agreement governing the Term Loan and Revolving Loan. As of March 31, 2021, we had outstanding borrowings under our Term Loan and Revolving Loan of $11.4 million and $7.6 million, respectively, at the weighted-average variable interest rates of 2.5% and 2.4%, respectively. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.05 million.
Foreign Currency Exchange Rate Risk
Following our acquisition of OptaSense on December 3, 2020, we are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their functional currencies. As of March 31, 2021, our exposure to foreign currency rate fluctuations is not material to our financial condition or results of operations.

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. As a result of a late Form 8-K/A pertaining to the filing of audited financial statements for a recently acquired company, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective as of the end of the period covered by this report. The delinquent filing was an isolated incident and the Company has instituted additional procedures designed to ensure timely filings in the future.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. March 31, 2021.

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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the three months ended March 31, 2021 and 2020, revenues generated under the SBIR program represented 35% and 38%, respectively, of our total revenues.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of March 31, 2021, we had approximately 412 full-time and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder.
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
Contract research revenue within the Lightwave and Luna Labs segment revenues, which consists primarily of government-funded research, accounted for 20% and 33% of our consolidated total revenues for the three months ended March 31, 2021 and 2020, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the U.S. federal district courts will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•    any derivative claim or cause of action brought on our behalf;
•    any claim or cause of action asserting a breach of fiduciary duty;
•    any claim or cause of action against us arising under DGCL;
•    any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation or our amended and restated bylaws; and
•    any claim or cause of action against us that is governed by the internal affairs doctrine.

The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provide that, unless we consent to the selection of an alternate forum, the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2021
Not applicable.

(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.

(c) Purchases of Equity Securities by the Registrant
The following table summarizes repurchases of our common stock during January 2021. There were no purchases during February 2021 or March 2021.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
1/1/2021 - 1/31/2021	20,810 (1)	$9.72	—	$—

(1) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon vesting of restricted stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed with the Commission on March 4, 2021).

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

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three ended March 31, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (iv) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated
Date:	May 17, 2021	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)