Form 10-Q
period 2021-06-30
LUNA INNOVATIONS INC
filed 2021-08-09
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2021, there were 31,799,039 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,970	$15,366
Accounts receivable, net	24,605	24,951
Contract assets	6,857	7,046
Inventory	25,579	23,597
Prepaid expenses and other current assets	6,886	4,509
Total current assets	75,897	75,469
Property and equipment, net	3,183	3,308
Intangible assets, net	18,887	20,109
Goodwill	19,155	18,121
Long-term contract assets	—	471
Operating lease right-of-use asset	10,461	11,281
Finance lease right-of-use asset	220	244
Other assets	38	39
Deferred tax asset	1,486	1,960
Total assets	$129,327	$131,002
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$4,167	$4,167
Accounts payable	3,962	4,393
Accrued liabilities	11,171	12,159
Contract liabilities	6,425	7,095
Current portion of operating lease liability	2,314	2,223
Current portion of finance lease liability	48	48
Total current liabilities	28,087	30,085
Long-term debt obligations	13,745	15,817
Long-term portion of operating lease liability	9,226	10,248
Long-term portion of operating lease liability	172	196
Other long-term liabilities	214	214
Total liabilities	51,444	56,560
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 33,511,899 and 32,724,512 shares issued, 31,772,444 and 31,024,537 shares outstanding at June 30, 2021 and December 31, 2020, respectively	33	33
Treasury stock at cost, 1,739,455 and 1,699,975 shares at June 30, 2021 and December 31, 2020, respectively	(5,209)	(4,789)
Additional paid-in capital	95,936	92,403
Accumulated deficit	(13,505)	(12,957)
Accumulated other comprehensive income/(loss)	628	(248)
Total stockholders’ equity	77,883	74,442
Total liabilities and stockholders’ equity	$129,327	$131,002
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Lightwave	$21,965	$12,933	$42,962	$24,487
Luna Labs	5,972	5,643	11,274	11,230
Total revenues	27,937	18,576	54,236	35,717
Cost of revenues:
Lightwave	9,441	5,181	18,212	10,066
Luna Labs	4,546	3,878	8,645	7,770
Total cost of revenues	13,987	9,059	26,857	17,836
Gross profit	13,950	9,517	27,379	17,881
Operating expense:
Selling, general and administrative	13,142	6,202	24,432	12,579
Research, development and engineering	1,810	1,505	4,743	3,102
Total operating expense	14,952	7,707	29,175	15,681
Operating (loss)/income	(1,002)	1,810	(1,796)	2,200
Other income/(expense):
Investment income	—	4	—	64
Other income/(expense)	—	(4)	—	5
Interest expense, net	(122)	(1)	(265)	(1)
Total other (expense)/income	(122)	(1)	(265)	68
(Loss)/income from continuing operations before income taxes	(1,124)	1,809	(2,061)	2,268
Income tax (benefit)/expense	(894)	440	(1,513)	579
Net (loss)/income from continuing operations	(230)	1,369	(548)	1,689
Loss from discontinued operations, net of income tax of $—	—	—	—	(1,436)
Net (loss)/income	(230)	1,369	(548)	253
Net (loss)/income per share from continuing operations:
Basic	$(0.01)	$0.04	$(0.02)	$0.06
Diluted	$(0.01)	$0.04	$(0.02)	$0.05
Net loss per share from discontinued operations:
Basic	$—	$—	$—	$(0.05)
Diluted	$—	$—	$—	$(0.04)
Net (loss)/income per share attributable to common stockholders:
Basic	$(0.01)	$0.04	$(0.02)	$0.01
Diluted	$(0.01)	$0.04	$(0.02)	$0.01
Weighted average shares:
Basic	31,494,563	30,484,797	31,413,451	30,589,249
Diluted	33,500,801	32,494,950	33,487,109	32,466,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Comprehensive (Loss)/Income
 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(230)	$1,369	$(548)	$253
Other comprehensive (loss)/income	(247)	—	876	—
Total other comprehensive (loss)/income	$(477)	$1,369	$328	$253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity
 (in thousands, except share data)

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at March 31, 2021	31,392,989	33	1,720,785	(4,991)	93,904	(13,275)	875	76,546
Exercise of stock options	263,484	—	—	—	645	—	—	645
Share-based compensation	71,448	—	—	—	857	—	—	857
ESPP issuance	63,193	—	—	—	530	—	—	530
Purchase of treasury stock	(18,670)	—	18,670	(218)	—	—	—	(218)
Net loss	—	—	—	—	—	(230)	—	(230)
Foreign currency translation adjustment	—	—	—	—	—	—	(247)	(247)
Balance at June 30, 2021	31,772,444	$33	1,739,455	$(5,209)	$95,936	$(13,505)	$628	$77,883

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at March 31, 2020	30,486,577	32	1,639,791	(4,337)	89,446	(17,364)	—	67,777
Exercise of stock options	346,461	1	—	—	726	—	—	727
Share-based compensation	11,600	—	—	—	465	—	—	465
Deferred compensation issuance	47,377	—	—	—	78	—	—	78
Forfeitures of restricted stock	(61,530)	—	—	—	(410)	—	—	(410)
Purchase of treasury stock	(32,950)	—	32,950	(204)	—	—	—	(204)
Net income	—	—	—	—	—	1,369	—	1,369
Balance at June 30, 2020	30,797,535	$33	1,672,741	$(4,541)	$90,305	$(15,995)	$—	$69,802

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2020	31,024,537	33	1,699,975	(4,789)	92,403	(12,957)	(248)	$74,442
Exercise of stock options	578,181	—	—	—	1,489	—	—	1,489
Share-based compensation	146,013	—	—	—	1,514	—	—	1,514
ESPP issuance	63,193	—	—	—	530	—	—	530
Purchase of treasury stock	(39,480)	—	39,480	(420)	—	—	—	(420)
Net loss	—	—	—	—	—	(548)	—	(548)
Foreign currency translation adjustment	—	—	—	—	—	—	876	876
Balance at June 30, 2021	31,772,444	$33	1,739,455	$(5,209)	$95,936	$(13,505)	$628	$77,883

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2019	30,149,105	32	1,639,791	(4,337)	88,022	(16,248)	—	67,469
Exercise of stock options	662,965	1	—	—	1,924	—	—	1,925
Share-based compensation	67,268	—	—	—	967	—	—	967
Deferred Compensation Issuance	47,377	—	—	—	78	—	—	78
Purchase of treasury stock	(32,950)	—	32,950	(204)	—	—	—	(204)
Net income	—	—	—	—	—	253	—	253
Forfeitures of restricted stock	(96,230)	—	—	—	(686)	—	—	(686)
Balance at June 30, 2020	30,797,535	$33	1,672,741	$(4,541)	$90,305	$(15,995)	$—	$69,802

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Six Months Ended June 30,
	2021	2020

Cash flows (used in)/provided by operating activities
Net (loss)/income	$(548)	$253
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation and amortization	2,360	1,363
Share-based compensation	1,514	967
Bad debt expense	—	(26)
Loss on sale of property and equipment	—	4
Loss from discontinued operations, net of tax	—	1,436
Deferred taxes	475	(10)
Change in assets and liabilities
Accounts receivable	(473)	(139)
Contract assets	763	(508)
Inventory	(1,562)	(937)
Other current assets	(2,399)	(404)
Accounts payable and accrued expenses	(2,185)	(1,286)
Contract liabilities	(826)	(520)
Net cash (used in)/provided by operating activities	(2,881)	193
Cash flows (used in)/provided by investing activities
Acquisition of property and equipment	(551)	(111)
Intangible property costs	(141)	(192)
Proceeds from sale of property and equipment	—	1
Proceeds from sale of discontinued operations	—	600
Net cash (used in)/provided by investing activities	(692)	298
Cash flows (used in)/provided by financing activities
Payments on finance lease obligations	(24)	(26)
Payments of debt obligations	(2,072)	—
Repurchase of common stock	(420)	(328)
Proceeds from ESPP	530	—
Proceeds from the exercise of options and warrants	1,490	1,363
Net cash (used in)/provided by financing activities	(496)	1,009
Effect of exchange rate changes on cash and cash equivalents	673	—
Net (decrease)/increase in cash and cash equivalents	(3,396)	1,500
Cash and cash equivalents—beginning of period	15,366	25,006
Cash and cash equivalents—end of period	$11,970	$26,506
Supplemental disclosure of cash flow information
Cash paid for interest	$125	$2
Cash received for income tax refund, net	$87	$29
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at June 30, 2021, results of operations, comprehensive (loss)/income and changes in stockholders' equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements.
The COVID-19 pandemic has resulted in a global slowdown of economic activity. While the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use reasonably available information to assess certain accounting matters including, but not limited to, accounts receivable, inventory and the carrying value of goodwill and other long-lived tangible and intangible assets. While the assessments have not resulted in any material impacts to our financial statements as of June 30, 2021, we believe the full impact of the pandemic remains uncertain and ongoing developments related to the pandemic may cause material impacts to our consolidated financial statements.
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
The effects of 2.0 million and 2.0 million common stock equivalents are included for the diluted per share data for the three months ended June 30, 2021 and 2020, respectively. The effects of 2.1 million and 1.9 million common stock equivalents are included for the diluted per share data for the six months ended June 30, 2021 and 2020, respectively. Stock options and deferred stock units credited to our directors under our non-employee deferred compensation plan are included in our common stock equivalents for the three and six months ended June 30, 2021 and 2020.

Foreign Currency

For our non-U.S. dollar functional currency subsidiaries, assets and liabilities are translated into U.S. dollars using fiscal period end exchange rates. Sales and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss within equity. Gains and losses resulting from foreign currency transactions are included in earnings.

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

Recently Issued Pronouncements, Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which requires companies to measure financial assets at an amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity's current estimate of all expected credit losses. ASU 2016-13 is applicable to our trade receivables. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2022. We are currently in the process of evaluating the impact of ASU 2016-13, but we do not expect the adoption of this new accounting rule to have a significant impact on our consolidated financial statements.

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

The following table summarizes the preliminary allocation of the purchase consideration of the OptaSense acquisition (excluding cash of $5.2 million):

(in thousands)
Accounts receivable	$4,534
Contract assets	1,513
Inventory	12,793
Other current assets	1,026
Property and equipment	1,247
Identifiable intangible assets	11,263
Goodwill	8,520
Right of use assets	2,151
Other long-term assets	22
Accounts payable and accrued expenses	(3,925)
Contract liabilities	(3,259)
Other current liabilities	(862)
Long-term operating lease liability	(1,335)
Total purchase consideration	$33,688

During the three months ended June 30, 2021, we obtained new information about facts and circumstances that existed as of the acquisition date that resulted in a change in the fair value of assets and liabilities recognized. Accordingly, the fair values of assets and liabilities have been revised as of the acquisition date, resulting in an increase in goodwill of $0.9 million, which was primarily related to an adjustment of accounts receivable.

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

Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition. Goodwill generated from our business acquisitions was primarily attributable to expected synergies from future customer and sales growth. The purchase price allocation is preliminary mainly due to the finalization of income tax considerations.

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

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
(in thousands)
Revenue	$22,847	$47,713

Loss from continuing operations	$(1,507)	$(177)

3.    Intangible assets, net

    Intangible assets, net at June 30, 2021 and December 31, 2020 consisted of the following:

	Estimated Life	June 30, 2021	December 31, 2020
(in thousands)
Patent costs	1 - 18 years	$5,797	$5,702
Developed technology	5 - 10 years	17,608	17,344
In-process research & development	N/A	1,580	1,580
Customer base	5-7 years	1,307	1,302
Trade names	3 - 15 years	3,138	3,122
Backlog	3 years	701	696
		30,131	29,746
Accumulated amortization		(11,244)	(9,637)
		$18,887	$20,109

Amortization expense for the each of the three and six months ended June 30, 2021 was $0.8 million and $1.6 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at June 30, 2021, for each of the next five years and beyond is as follows (amounts in thousands):

Year Ending December 31,
2021 - remaining 6 months	$1,695
2022	2,924
2023	2,827
2024	2,416
2025	2,082
2026 & beyond	6,943
Total	$18,887

4.Goodwill

    Goodwill was $19.2 million and $18.1 million at June 30, 2021 and December 31, 2020, respectively, and has been allocated to the Lightwave segment. The change in goodwill during the three months ended June 30, 2021 was comprised of $0.9 million of measurement period adjustments to the OptaSense opening balance sheet and $0.2 million impact from foreign currency translation.

5.Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	June 30, 2021	December 31, 2020
(in thousands)
Finished goods	$12,894	$11,547
Work-in-process	1,217	1,425
Raw materials	11,468	10,625
Total inventory	$25,579	$23,597
6.    Accrued Liabilities

Accrued liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
(in thousands)
Accrued compensation	$8,235	$9,103
Contingent consideration	225	225
Accrued professional fees	1,170	825
Accrued income tax	452	281
Accrued interest	21	42
Accrued royalties	454	456
Accrued liabilities - other	614	1,227
Total accrued liabilities	$11,171	$12,159

7.Debt
Long-term debt consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Term Loan (net of debt issuance costs of $55 and $66, 2.48% and 2.48% at June 30, 2021 and December 31, 2020, respectively)	$10,362	$12,434
Revolving Loan (2.48% at June 30, 2021 and December 31, 2020)	7,550	7,550
	17,912	19,984
Less: Current portion of long-term debt obligations	(4,167)	(4,167)
Long-term debt obligations	$13,745	$15,817
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
The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Additionally, we are subject to financial covenants regarding minimum net leverage and fixed charge coverage. We were in compliance with our financial covenants as of June 30, 2021.
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
Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2021 - remaining 6 months	$2,083
2022	4,167
2023	11,662
Total	$17,912

Interest expense, net for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Interest expense on Term Loan	$66	$—	$142	$—
Interest expense on Revolving Line	45	—	75	—
Amortization of debt issuance costs	11	—	22	—
Other interest expense	1	1	27	1
Interest income	(1)		(1)
Total interest expense, net	$122	$1	$265	$1
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

    The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities. As of June 30, 2021, we had no operating or finance leases that have not yet commenced.

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three Months Ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease costs	$741	$367	$1,450	$779
Variable rent costs	(28)	25	(57)	(14)
Total rent expense	$713	$392	$1,393	$765

    Future minimum lease payments under non-cancelable operating and finance leases were as follows as of June 30, 2021 (amounts in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021 - remaining 6 months	$1,561	$26
2022	2,817	53
2023	2,402	53
2024	1,902	52
2025	1,230	48
2026 and beyond	3,883	—
Total future minimum lease payments	13,795	232
Less: interest	2,255	12
Total lease liabilities	$11,540	$220

Current lease liability	$2,314	$48
Long-term lease liability	9,226	172
Total lease liabilities	$11,540	$220

    Other information related to leases is as follows:

	Three Months Ended June 30,		Six months ended June 30,
(in thousands, except weighted-average data)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$13	$14	$27	$27
Interest on lease liabilities	(1)	(1)	(3)	(1)
Total finance lease cost	$12	$13	$24	$26

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$741	$367	$1,450	$744
Finance cash flows from finance leases	$12	$13	$24	$26
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$5,531	$—	$5,531
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$—
Weighted-average remaining lease term (years) - operating leases	6.1	8.3	6.1	3.7
Weighted-average remaining lease term (years) - finance leases	4.4	1.9	4.4	1.9
Weighted-average discount rate - operating leases	6%	6%	6%	6%
Weighted-average discount rate - finance leases	2%	7%	2%	7%

9.Capital Stock and Share-Based Compensation

Stock Options
During the six months ended June 30, 2021, we granted options to purchase 80,735 shares of our common stock. The general terms of the stock options are similar to awards previously granted by us. There were no stock options granted during the three months ended June 30, 2021.
The fair values of stock options granted were estimated using the following weighted-average assumptions:

Six Months Ended June 30, 2021
Risk-free rate	0.98%
Expected volatility	55.22%
Expected term (in years)	7
The weighted average fair value of stock options granted during the six months ended June 30, 2021 was $5.24 per share. The fair value of each stock option was determined using the Black-Scholes model.
For the three months ended June 30, 2021 and six months ended June 30, 2021, we recognized $0.3 million and $0.5 million, respectively, in share-based compensation expense related to stock options, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $1.8 million in share-based compensation expense over the weighted-average remaining service period of 1.9 years for stock options outstanding as of June 30, 2021.

Restricted Stock Units
During the three and six months ended June 30, 2021, we granted 55,000 and 134,250 time-based restricted stock units ("RSUs"), respectively. The general terms of the RSUs are similar to awards previously granted by us. The weighted average fair value of the time-based RSUs granted during the three and six months ended June 30, 2021 was $11.29 and $11.35 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
In addition, pursuant to our Deferred Compensation Plan, non-employee directors can elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. During the three months ended June 30, 2021 and six months ended June 30, 2021, we granted 4,259 and 8,917 RSUs pursuant to the Deferred Compensation Plan, respectively. The general terms of these RSUs are similar to awards previously granted by us. The weighted average fair value of these RSUs granted during the three and six months ended June 30, 2021 was $10.83 and $10.09 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
For each of the three and six months ended June 30, 2021 we recognized $0.3 million and $0.6 million, respectively, in share-based compensation expense related to RSUs, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated interim financial statements. We expect to recognize $2.3 million in share-based compensation expense over the weighted-average remaining service period of 2.1 years for RSUs outstanding as of June 30, 2021.

Employee Stock Purchase Plan ("ESPP")
For the three and six months ended June 30, 2021, we recognized $0.1 million and $0.2 million, respectively, in share-based compensation expense related to the ESPP, which is included in our selling, general and administrative expense in the accompanying statement of operations. There was no share-based compensation expense related to the ESPP for the six months ended June 30, 2020.

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

The details are listed in the table below for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
		2021			2020
(in thousands)	Lightwave	Luna Labs	Total	Lightwave	Luna Labs	Total
	(unaudited)
Total Revenue by Geographic Location
United States	$11,536	$5,850	$17,386	$7,041	$5,643	$12,684
Asia	3,596	2	3,598	3,568	—	3,568
Europe	4,509	66	4,575	1,854	—	1,854
Canada, Central and South America	2,324	54	2,378	258	—	258
All Others	—	—	—	212	—	212
Total	$21,965	$5,972	$27,937	$12,933	$5,643	$18,576

Total Revenue by Major Customer Type
Sales to the U.S. government	$2,502	$5,466	$7,968	$1,727	$5,101	$6,828
U.S. direct commercial sales and other	9,033	384	9,417	5,314	542	5,856
Foreign commercial sales & other	10,430	122	10,552	5,892	—	5,892
Total	$21,965	$5,972	$27,937	$12,933	$5,643	$18,576

Total Revenue by Contract Type
Fixed-price contracts	$20,732	$3,324	$24,056	$12,160	$2,963	$15,123
Cost-type contracts	1,233	2,648	3,881	773	2,680	3,453
Total	$21,965	$5,972	$27,937	$12,933	$5,643	$18,576

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$18,099	$506	$18,605	$11,275	$354	$11,629
Goods/services transferred over time	3,866	5,466	9,332	1,658	5,289	6,947
Total	$21,965	$5,972	$27,937	$12,933	$5,643	$18,576

Total Revenue by Major Products/Services
Technology development	$2,027	$5,466	$7,493	$1,527	$5,289	$6,816
Test, measurement and sensing systems	19,485	—	19,485	11,275	—	11,275
Other	453	506	959	131	354	485
Total	$21,965	$5,972	$27,937	$12,933	$5,643	$18,576

	Six Months Ended June 30,
		2021			2020
(in thousands)	Lightwave	Luna Labs	Total	Lightwave	Luna Labs	Total
	(unaudited)
Total Revenue by Geographic Location
United States	22,115	11,113	$33,228	12,894	11,230	$24,124
Asia	7,268	2	7,270	7,324	—	7,324
Europe	8,486	93	8,579	3,567	—	3,567
Canada, Central and South America	5,093	66	5,159	463	—	463
All Others	—	—	—	239	—	239
Total	$42,962	$11,274	$54,236	$24,487	$11,230	$35,717

Total Revenue by Major Customer Type
Sales to the U.S. government	4,916	10,392	$15,308	3,520	10,112	$13,632
U.S. direct commercial sales and other	17,199	721	17,920	9,373	1,118	10,491
Foreign commercial sales & other	20,847	161	21,008	11,594	—	11,594
Total	$42,962	$11,274	$54,236	24,487	11,230	$35,717

Total Revenue by Contract Type
Fixed-price contracts	41,778	6,556	$48,334	22,950	6,267	$29,217
Cost-type contracts	1,184	4,718	5,902	1,537	4,963	6,500
Total	$42,962	$11,274	$54,236	$24,487	$11,230	$35,717

Total Revenue by Timing of Recognition
Goods transferred at a point in time	34,939	816	$35,755	21,036	835	$21,871
Goods/services transferred over time	8,023	10,458	18,481	3,451	10,395	13,846
Total	$42,962	$11,274	$54,236	24,487	11,230	$35,717

Total Revenue by Major Products/Services
Technology development	4,167	10,458	$14,625	3,235	10,395	$13,630
Test, measurement and sensing systems	38,003	—	38,003	21,036	—	21,036
Other	792	816	1,608	216	835	1,051
Total	$42,962	$11,274	$54,236	$24,487	$11,230	$35,717

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

The following table shows the components of our contract balances as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Contract assets	$6,857	$7,517
Contract liabilities	6,425	7,095
Net contract assets	$432	$422

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Lightwave segment's unfulfilled performance obligations was $36.9 million at June 30, 2021. We expect to satisfy 62% of the performance obligations in 2021, 32% in 2022 and the remainder by 2025. The approximate value of our Luna Labs segment's unfulfilled performance obligations was $25.6 million at June 30, 2021. We expect to satisfy 42% of the performance obligations in 2021, 47% in 2022 and the remainder by 2023.

11.Reportable Segments

We have two operating and reportable segments: Lightwave and Luna Labs.

The Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. The Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences.

Through June 30, 2021, our Chief Executive Officer and his direct reports (collectively represented our CODM), evaluated segment performance based primarily on revenues and operating income or loss. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Financial Statements, “Organization and Summary of Significant Accounting Policies,” presented in our Annual Report on Form 10-K as filed with the SEC on March 12, 2021).

The table below presents revenues and operating income/(loss) for reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)	(unaudited)		(unaudited)
Revenues:
Lightwave	$21,965	$12,933	$42,962	$24,487
Luna Labs	5,972	5,643	11,274	11,230
Total revenues	$27,937	$18,576	$54,236	$35,717
Lightwave operating loss	$(887)	$642	$(1,197)	$1,145
Luna Labs operating (loss)/income	(115)	1,168	(599)	1,055
Total operating (loss)/income	$(1,002)	$1,810	$(1,796)	$2,200
Depreciation, Lightwave	$328	$217	$682	$417
Depreciation, Luna Labs	$28	$27	$62	$74
Amortization, Lightwave	$766	$408	$1,592	$813
Amortization, Luna Labs	$7	$32	$24	$59
The table below presents assets for reportable segments:

	June 30, 2021	December 31, 2020
(in thousands)	(unaudited)
Total segment assets:
Lightwave	$114,746	$110,446
Luna Labs	14,581	20,556
Total assets	$129,327	$131,002
Property plant and equipment, and intangible assets, Lightwave	$40,782	$40,995
Property plant and equipment, and intangible assets, Luna Labs	$443	$543

The U.S. government accounted for 29% and 37% of total consolidated revenues for the three months ended June 30, 2021 and 2020, respectively, and 28% and 38% of total consolidated revenues for the six months ended June 30, 2021 and 2020, respectively.
International revenues (customers outside the United States) accounted for 38% and 32% of total consolidated revenues for the three months ended June 30, 2021 and 2020, respectively, and 39% and 32% of total consolidated revenues for the six months ended June 30, 2021 and 2020, respectively. Customers in China represented 11% of total revenues for the three and six months ended June 30, 2020, while no other single country, outside of the United States, represented more than 10% of total revenues for the three and six months ended June 30, 2021 and 2020.

12.Income Taxes

Our provision for income taxes is based upon the estimated annual effective tax rate for the year applied to the current period income plus the tax effect of any significant or unusual items, discrete events or changes in tax law. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the consolidated financial statements. We and our subsidiaries file U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions.

For the six months ended June 30, 2021, our effective income tax rate was 73.38% compared to 25.53% for the six months ended June 30, 2020. Our effective tax rate has fluctuated primarily due to permanent differences related to equity compensation. The effective tax rate for 2021 differs from the federal statutory rate of 21%, primarily as a result of permanent differences related to equity compensation. The effective tax rate for 2020 differed from the federal statutory rate of 21%, primarily as a result of permanent differences related to equity compensation and state tax expense.

13.Commitments and Contingencies

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of the dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and Macom receiving $1.9 million. For the six months ended June 30, 2020, we have recorded a loss from discontinued operations of $1.4 million, net of income tax benefit, to reflect the settlement of the dispute.
We executed non-cancelable purchase orders totaling $1.5 million in the third quarter of 2020 and $1.6 million in the fourth quarter of 2020 for multiple shipments of tunable lasers to be delivered over an 12-month period. At June 30, 2021, approximately $1.4 million of these commitments remained and are expected to be delivered by December 31, 2021.
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

Our Lightwave segment consists of our fiber optics testing, measurement and sensing solutions. Our Lightwave segment revenues represented 79% and 70% of our total revenues for the three months ended June 30, 2021 and 2020, respectively, and 79% and 69% of our total revenues for the six months ended June 30, 2021 and 2020, respectively.

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
Our Luna Labs segment performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Our Luna Labs segment comprised 21% and 30% of our total revenues for the three months ended June 30, 2021 and 2020, respectively, and 21% and 31% of our total revenues for the six months ended June 30, 2021 and 2020, respectively. Most of the government funding for our Luna Labs segment is derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration. Within the Luna Labs segment, we have historically had a backlog of contracts for which work has been scheduled, but for which a specified portion of work has not yet been completed.
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our Lightwave segment backlog was $36.9 million and $35.9 million at June 30, 2021 and December 31, 2020, respectively. The approximate value of our Luna Labs segment backlog was $25.6 million and $19.0 million at June 30, 2021 and December 31, 2020, respectively.

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
Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenues

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Difference	% Difference
Revenues:
Lightwave	$21,965	$12,933	$9,032	70%
Luna Labs	5,972	5,643	329	6%
Total revenues	$27,937	$18,576	$9,361	50%

Lightwave segment revenues for the three months ended June 30, 2021 increased $9.0 million, or 70%, to $22.0 million compared to $12.9 million for the three months ended June 30, 2020. The vast majority of the increase in revenues for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due to the revenues from OptaSense which was acquired on December 3, 2020. Excluding OptaSense, we experienced continued growth in our communications test business. Revenues from our Luna Labs segment for the three months ended June 30, 2021 increased $0.3 million, or 6%, to $6.0 million compared to $5.6 million for the three months ended June 30, 2020.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Difference	% Difference
Cost of revenues:
Lightwave	$9,441	$5,181	$4,260	82%
Luna Labs	4,546	3,878	668	17%
Total cost of revenues	13,987	9,059	4,928	54%
Gross profit	$13,950	$9,517	$4,433	47%
    The cost of revenues for the Lightwave segment increased by $4.3 million, or 82%, to $9.4 million for the three months ended June 30, 2021, compared to $5.2 million for the three months ended June 30, 2020. This increase in cost of revenues resulted from the OptaSense business and higher sales volume in our communications testing products. The cost of revenues for the Luna Labs segment for the three months ended June 30, 2021 increased $0.7 million, or 17%, to $4.5 million compared to $3.9 million for the three months ended June 30, 2020.
    Our overall gross margin for three months ended June 30, 2021 was 50%, compared to 51% for the three months ended June 30, 2020.
Operating Expense

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$13,142	$6,202	$6,940	112%
Research, development and engineering	1,810	1,505	305	20%
Total operating expense	$14,952	$7,707	$7,245	94%
    Our selling, general and administrative expense increased $6.9 million, or 112%, to $13.1 million for the three months ended June 30, 2021, compared to $6.2 million for the three months ended June 30, 2020. Selling, general and administrative expense increased primarily due to the acquired OptaSense operations, integration costs and variable costs supporting our sales growth.
    Research, development and engineering expense increased $0.3 million, or 20%, to $1.8 million for the three months ended June 30, 2021, compared to $1.5 million for the three months ended June 30, 2020. Research, development and engineering expense increased primarily due to the acquired OptaSense operations.
(Loss)/Income from Continuing Operations Before Income Taxes
    During the three months ended June 30, 2021, we recognized a loss from continuing operations before income taxes of $1.1 million compared to income from continuing operations before income taxes of $1.8 million for the three months ended June 30, 2020.
Income Tax (Benefit)/Expense
    For the three months ended June 30, 2021, we recognized an income tax benefit from continuing operations of $0.9 million, compared to an income tax expense from continuing operations of $0.4 million for the three months ended June 30, 2020, respectively. The income tax benefit for the three months ended June 30, 2021 is primarily related to the pre-tax loss for the quarter and deductions on vested RSUs and stock option exercises.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenues

	Six months ended June 30,
(in thousands)	2021	2020	$ Difference	% Difference
Revenues:
Lightwave	$42,962	$24,487	$18,475	75%
Luna Labs	11,274	11,230	44	—%
Total revenues	$54,236	$35,717	$18,519	52%

    Lightwave segment revenues for the six months ended June 30, 2021 increased $18.5 million, or 75%, to $43.0 million compared to $24.5 million for the six months ended June 30, 2020. The vast majority of the increase in revenues for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due to the revenues from OptaSense which was acquired on December 3, 2020. Excluding OptaSense, we also experienced growth in sales of our communications testing products. Luna Labs segment revenues for the six months ended June 30, 2021 was approximately flat with revenues for the six months ended June 30, 2020.
Cost of Revenues and Gross Profit

	Six months ended June 30,
(in thousands)	2021	2020	$ Difference	% Difference
Cost of revenues:
Lightwave	$18,212	$10,066	$8,146	81%
Luna Labs	8,645	7,770	875	11%
Total cost of revenues	26,857	17,836	9,021	51%
Gross profit	$27,379	$17,881	$9,498	53%

    Costs of Lightwave segment revenues increased $8.1 million, or 81%, to $18.2 million for the six months ended June 30, 2021, compared to $10.1 million for the six months ended June 30, 2020. This increase in cost of revenues resulted from the OptaSense business and higher sales volume in communications testing products.

    Costs of Luna Labs segment revenues increased $0.9 million, or 11%, to $8.6 million for the six months ended June 30, 2021, compared to $7.8 million the six months ended June 30, 2020.

    Our overall gross margin for the six months ended June 30, 2021 was 50% which was flat compared to gross margin for the six months ended June 30, 2020.

Operating Expense

	Six months ended June 30,
(in thousands)	2021	2020	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$24,432	$12,579	$11,853	94%
Research, development and engineering	4,743	3,102	1,641	53%
Total operating expense	$29,175	$15,681	$13,494	86%

    Selling, general and administrative expense increased $11.9 million, or 94%, to $24.4 million for the six months ended June 30, 2021, compared to $12.6 million for the six months ended June 30, 2020. Selling, general and administrative expense increased primarily due to the acquired OptaSense operations, integration costs and variable costs supporting our sales growth.

    Research, development and engineering expense increased $1.6 million, or 53%, to $4.7 million for the six months ended June 30, 2021, compared to $3.1 million for the six months ended June 30, 2020. Research, development and engineering expense increased primarily due to the acquired OptaSense operations.

(Loss)/Income from Continuing Operations Before Income Taxes
During the six months ended June 30, 2021, we recognized a loss from continuing operations before income taxes of $2.1 million compared to income of $2.3 million for the six months ended June 30, 2020.
Income Tax (Benefit)/Expense
For the six months ended June 30, 2021, we recognized an income tax benefit from continuing operations of $1.5 million, compared to income tax expense of $0.6 million for the six months ended June 30, 2020. The income tax benefit for the six months ended June 30, 2021 was primarily primarily related to the pre-tax loss and deductions on vested RSUs and stock option exercises for the six months ended June 30, 2021.
Net Loss from Discontinued Operations
For the six months ended June 30, 2020, our net loss from discontinued operations of $1.4 million represented the after-tax loss on the sale of our High Speed Optical Receiver business. In March 2020, we settled the notice of claim dispute with Macom Technology Solutions, Inc. resulting in us receiving $0.6 million and Macom receiving $1.9 million. There were no results from discontinued operations for the six months ended June 30, 2021.

Liquidity and Capital Resources
    At June 30, 2021, our total cash and cash equivalents were $12.0 million.

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

The Loan Agreement includes a number of affirmative and restrictive covenants, including, among others, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Additionally, we are subject to financial covenants regarding minimum net leverage and fixed charge coverage. Our obligations under the Loan Agreement are secured by a first priority perfected security interest in substantially all of our and the guarantors’ assets.

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

We believe that our cash and cash equivalents as of June 30, 2021 in addition to amounts available to us under our Revolving Line will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents and borrowing capacity under the Revolving Line described above, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Discussion of Cash Flows

	Six months ended June 30,
(in thousands)	2021	2020	$ Difference
Net cash (used in) provided by operating activities	$(2,881)	$193	$(3,074)
Net cash (used in)/provided by investing activities	(692)	298	(990)
Net cash (used in)/provided by financing activities	(496)	1,009	(1,505)
Effect of exchange rate changes on cash and cash equivalents	673	—	673
Net (decrease)/increase in cash and cash equivalents	$(3,396)	$1,500	$(4,896)
During the first six months of 2021, the $2.9 million of net cash used in operating activities consisted of our net loss of $0.5 million, which included non-cash charges for depreciation and amortization of $2.4 million, share-based compensation of $1.5 million, and deferred tax asset of $0.5 million offset by a net cash outflow of $6.7 million from changes in working capital. The changes in working capital include a decrease in accounts payable and accrued expenses of $2.2 million, a decrease in contract liabilities of $0.8 million, an increase in accounts receivable of $0.5 million, an increase in inventory of $1.6 million, an increase in other current assets of $2.4 million, and a decrease in contract assets of $0.8 million.
    During the first six months of 2020, the $0.2 million of net cash provided by operating activities consisted of our net income of $0.3 million, which included non-cash charges for depreciation and amortization of $1.4 million, share-based compensation of $1.0 million, and a net loss from discontinued operations of $1.4 million offset by a net cash outflow of $3.8 million from changes in working capital. The changes in working capital primarily include a decrease in accounts payable and accrued expenses of $1.3 million, a decrease in contract liabilities of $0.5 million, an increase in inventory of $0.9 million, an increase in contract assets of $0.5 million and an increase in other current assets of $0.4 million.
    Cash used in investing activities during the six months ended June 30, 2021 included $0.6 million of fixed asset additions and $0.1 million of capitalized intellectual property costs. Net cash provided by investing activities during the six months ended June 30, 2020 included $0.6 million in proceeds from sale of discontinued operations, partially offset by $0.1 million of fixed asset additions and $0.2 million of capitalized intellectual property costs.
    Cash used in financing activities during the six months ended June 30, 2021 consisted primarily of $2.1 million in payments towards our debt obligations and $0.4 million to repurchase our common stock, partially offset by proceeds from the exercise of stock options of $1.5 million. Net cash provided by financing activities during the six months ended June 30, 2020 consisted primarily of $1.4 million in proceeds received from the exercise of options.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2021.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Loan with variable interest rates based on LIBOR plus a margin as defined in the credit agreement governing the Term Loan and Revolving Loan. As of June 30, 2021, we had outstanding borrowings under our Term Loan and Revolving Loan of $10.4 million and $7.6 million, respectively, at the weighted-average variable interest rates of 2.5% and 2.4%, respectively. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.05 million.
Foreign Currency Exchange Rate Risk
Following our acquisition of OptaSense on December 3, 2020, we are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their functional currencies. As of June 30, 2021, our exposure to foreign currency rate fluctuations was not material to our financial condition or results of operations.

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

As noted in our first quarter Form 10-Q, we failed to timely file a Form 8-K/A pertaining to audited financial statements for a recently acquired company. We filed the previously delinquent Form 8-K/A during the second quarter. In response to this delinquent filing, we enhanced our controls and procedures to ensure timely filings in the future. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. June 30, 2021.

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
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the six months ended June 30, 2021 and 2020, revenues generated under the SBIR program represented 25% and 36%, respectively, of our total revenues.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of June 30, 2021, we had approximately 406 full-time and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder.
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
Contract research revenue within the Lightwave and Luna Labs segment revenues, which consists primarily of government-funded research, accounted for 27% and 31% of our consolidated total revenues for the six months ended June 30, 2021 and 2020, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2021
Not applicable.

(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.

(c) Purchases of Equity Securities by the Registrant
The following table summarizes repurchases of our common stock during May 2021. There were no purchases during April 2021 or June 2021.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
5/1/2021 - 5/31/2021	18,670 (1)	$11.67	—	$—

(1) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon vesting of restricted stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement dated May 1, 2018, by and between Brian J. Soller and Luna Innovations Incorporated.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (iv) Notes to Unaudited Consolidated Financial Statements.

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

Luna Innovations Incorporated
Date:	August 9, 2021	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)