Form 10-Q
period 2021-09-30
LUNA INNOVATIONS INC
filed 2021-11-15
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2021, there were 31,967,691 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,755	$15,366
Accounts receivable, net	19,557	21,928
Contract assets	2,883	4,139
Inventory	25,350	23,062
Prepaid expenses and other current assets	6,213	4,433
Assets held for sale	13,855	6,541
Total current assets	82,613	75,469
Property and equipment, net	2,820	2,917
Intangible assets, net	17,819	19,994
Goodwill	18,979	18,121
Operating lease right-of-use asset	5,497	5,984
Other non-current assets	246	369
Deferred tax asset	1,707	1,689
Non-current assets held for sale	—	6,459
Total assets	$129,681	$131,002
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$4,167	$4,167
Accounts payable	2,585	2,852
Accrued and other current liabilities	10,826	10,773
Contract liabilities	4,967	6,698
Current portion of operating lease liability	2,020	1,876
Liabilities associated with assets held for sale	9,091	3,719
Total current liabilities	33,656	30,085
Long-term debt obligations	12,709	15,817
Long-term portion of operating lease liability	4,073	5,034
Other long-term liabilities	374	410
Non-current liabilities associated with assets held for sale	—	5,214
Total liabilities	50,812	56,560
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 33,511,899 and 32,724,512 shares issued, 31,961,907 and 31,024,537 shares outstanding at September 30, 2021 and December 31, 2020, respectively	34	33
Treasury stock at cost, 1,739,455 and 1,699,975 shares at September 30, 2021 and December 31, 2020, respectively	(5,209)	(4,789)
Additional paid-in capital	97,238	92,403
Accumulated deficit	(13,150)	(12,957)
Accumulated other comprehensive loss	(44)	(248)
Total stockholders’ equity	78,869	74,442
Total liabilities and stockholders’ equity	$129,681	$131,002
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$20,329	$15,350	$63,291	$39,837
Cost of revenue	7,745	5,718	25,855	15,711
Gross profit	12,584	9,632	37,436	24,126
Operating expense:
Selling, general and administrative	9,674	6,229	33,414	17,959
Research, development and engineering	2,920	1,615	7,647	4,717
Loss on sale of property and equipment	—	576	—	576
Total operating expense	12,594	8,420	41,061	23,252
Operating (loss)/income	(10)	1,212	(3,625)	874
Other income/(expense):
Investment income	—	1	—	65
Other income	—	13	—	19
Interest expense, net	(110)	(1)	(375)	(2)
Total other (expense)/income	(110)	13	(375)	82
(Loss)/income from continuing operations before income taxes	(120)	1,225	(4,000)	956
Income tax expense/(benefit)	224	(1,083)	(1,436)	(930)
Net (loss)/income from continuing operations	(344)	2,308	(2,564)	1,886
Income from discontinued operations, net of income tax of $235, $246, $381, and $673	699	794	2,371	1,469
Net income/(loss)	355	3,102	(193)	3,355
Net (loss)/income per share from continuing operations:
Basic	$(0.01)	$0.07	$(0.08)	$0.06
Diluted	$(0.01)	$0.07	$(0.08)	$0.06
Net income per share from discontinued operations:
Basic	$0.02	$0.03	$0.08	$0.05
Diluted	$0.02	$0.02	$0.07	$0.05
Net income/(loss) per share attributable to common stockholders:
Basic	$0.01	$0.10	$(0.01)	$0.11
Diluted	$0.01	$0.10	$(0.01)	$0.10
Weighted average shares:
Basic	31,944,869	30,809,896	31,553,998	30,593,954
Diluted	33,780,714	32,411,086	33,585,973	32,478,625

Luna Innovations Incorporated
Consolidated Statements of Comprehensive (Loss)/Income

 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss)	$355	$3,102	$(193)	$3,355
Other comprehensive (loss)/income	(672)	—	204	—
Total other comprehensive (loss)/income	$(317)	$3,102	$11	$3,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity
 (in thousands, except share data)

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Total
	Shares	$	Shares	$	$	$	$	$
Balance at June 30, 2021	31,772,444	33	1,739,455	(5,209)	95,936	(13,505)	628	77,883
Exercise of stock options	186,139	1	—	—	586	—	—	587
Share-based compensation	3,324	—	—	—	716	—	—	716
Net income	—	—	—	—	—	355	—	355
Foreign currency translation adjustment	—	—	—	—	—	—	(672)	(672)
Balance, September 30, 2021	31,961,907	$34	1,739,455	$(5,209)	$97,238	$(13,150)	$(44)	$78,869

	Three Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at June 30, 2020	30,797,535	33	1,672,741	(4,541)	90,305	(15,995)	—	69,802
Exercise of stock options	25,530	—	—	—	33	—	—	33
Share-based compensation	—	—	—	—	571	—	—	571
Forfeitures of restricted stock	14,700	—	—	—	125	—	—	125
Purchase of treasury stock	(14,700)	—	14,700	(125)	—	—	—	(125)
Net income	—	—	—	—	—	3,102	—	3,102
Balance at September 30, 2020	30,823,065	$33	1,687,441	$(4,666)	$91,034	$(12,893)	$—	$73,508

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2020	31,024,537	33	1,699,975	(4,789)	92,403	(12,957)	(248)	$74,442
Exercise of stock options	764,320	1	—	—	2,075	—	—	2,076
Share-based compensation	149,337	—	—	—	2,230	—	—	2,230
ESPP issuance	63,193	—	—	—	530	—	—	530
Purchase of treasury stock	(39,480)	—	39,480	(420)	—	—	—	(420)
Net loss	—	—	—	—	—	(193)	—	(193)
Foreign currency translation adjustment	—	—	—	—	—	—	204	204
Balance at September 30, 2021	31,961,907	$34	1,739,455	$(5,209)	$97,238	$(13,150)	$(44)	$78,869

	Nine months ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2019	30,149,105	32	1,639,791	(4,337)	88,022	(16,248)	—	67,469
Exercise of stock options	688,495	1	—	—	1,957	—	—	1,958
Share-based compensation	67,268	—	—	—	1,538	—	—	1,538
Deferred Compensation Issuance	47,377	—	—	—	78	—	—	78
Purchase of treasury stock	(47,650)	—	47,650	(329)	—	—	—	(329)
Net income	—	—	—	—	—	3,355	—	3,355
Forfeitures of restricted stock	(81,530)	—	—	—	(561)	—	—	(561)
Balance at September 30, 2020	30,823,065	$33	1,687,441	$(4,666)	$91,034	$(12,893)	$—	$73,508

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Nine Months Ended September 30,
	2021	2020

Cash flows provided by operating activities
Net (loss)/income	$(193)	$3,355
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Depreciation and amortization	3,523	2,126
Share-based compensation	2,230	1,538
Bad debt expense	262	147
Loss on sale of property and equipment	—	576
Loss from discontinued operations, net of tax	—	1,436
Deferred taxes	(23)	(313)
Change in assets and liabilities
Accounts receivable	220	(2,131)
Contract assets	837	(1,589)
Inventory	(1,906)	(1,419)
Other current assets	(1,752)	(1,982)
Accounts payable and accrued and other current liabilities	(1,681)	(1,481)
Contract liabilities	(287)	(166)
Net cash provided by operating activities	1,230	97
Cash flows (used in)/provided by investing activities
Acquisition of property and equipment	(943)	(422)
Intangible property costs	(215)	(291)
Proceeds from sale of property and equipment	—	403
Proceeds from sale of discontinued operations	—	600
Net cash (used in)/provided by investing activities	(1,158)	290
Cash flows (used in)/provided by financing activities
Payments on finance lease obligations	(36)	(39)
Payments of debt obligations	(3,110)	—
Repurchase of common stock	(420)	(329)
Proceeds from ESPP	530	—
Proceeds from the exercise of options and warrants	2,076	1,397
Net cash (used in)/provided by financing activities	(960)	1,029
Effect of exchange rate changes on cash and cash equivalents	277	—
Net (decrease)/increase in cash and cash equivalents	(611)	1,416
Cash and cash equivalents—beginning of period	15,366	25,006
Cash and cash equivalents—end of period	$14,755	$26,422
Supplemental disclosure of cash flow information
Cash paid for interest	$75	$3
Cash received for income tax refund, net	$75	$2,000
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at September 30, 2021, results of operations, comprehensive (loss)/income and changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements.
The COVID-19 pandemic has resulted in a global slowdown of economic activity. While the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use reasonably available information to assess certain accounting matters including, but not limited to, accounts receivable, inventory and the carrying value of goodwill and other long-lived tangible and intangible assets. While the assessments have not resulted in any material impacts to our financial statements as of September 30, 2021, we believe the full impact of the pandemic remains uncertain and ongoing developments related to the pandemic may cause material impacts to our consolidated financial statements.
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
Reportable Segments
During the three months ended September 30, 2021, we classified one of our reporting segments, Luna Labs, as held for sale. Therefore, we will only have one reportable segment remaining. See Note 2 for additional disclosure related to discontinued operations and assets held for sale.
The remaining segment, Lightwave, develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. The segment now held for sale, Luna Labs, performs applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences.
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
The effects of 1.8 million and 1.6 million common stock equivalents are included for the diluted per share data for the three months ended September 30, 2021 and 2020, respectively. The effects of 2.0 million and 1.9 million common stock equivalents are included for the diluted per share data for the nine months ended September 30, 2021 and 2020, respectively. Stock options, restricted stock units and deferred stock units credited to our directors under our non-employee deferred compensation plan are included in our common stock equivalents for the three and nine months ended September 30, 2021 and 2020.

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

2.    Discontinued Operations

We have been actively marketing our Luna Labs segment to prospective buyers during 2021 as part of our growth strategy for our Lightwave segment. After advancing those marketing efforts during the three months ended September 30, 2021, we determined that our Luna Labs segment met held-for-sale and discontinued operations accounting criteria at the end of the third quarter. Accordingly, we have begun to separately report the results of our Luna Labs segment as discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively, and to present the related assets and liabilities as held for sale in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. These changes have been applied to all periods presented. We expect to complete the sale of this business within one year.

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Luna Labs segment that will be eliminated from continuing operations. Previously reported expenses for the Luna Labs segment have been restated to exclude certain allocated expenses that are not directly attributable to the Luna Labs segment. The key components from discontinued operations related to the Luna Labs segment are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$6,376	$5,700	$17,650	$16,929
Cost of revenues	5,145	4,383	13,892	12,225
Gross profit	1,231	1,317	3,758	4,704
Selling, general and administrative expenses	297	276	1,006	1,126
Operating income	934	1,041	2,752	3,578
Income tax expense	235	247	381	673
Net income from discontinued operations, net of tax	$699	$794	$2,371	$2,905

During the three months ended September 30, 2020, we previously recognized a loss from discontinued operations of $1.4 million, net of income tax benefit of $0.5 million, related to a previous sales transaction.

Assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, net	$3,951	$3,023
Inventory, net	265	535
Contract assets	3,824	2,906
Prepaid expenses and other current	47	76
Property and equipment, net (1)	349	391
Intangible assets, net (1)	154	115
Operating lease ROU asset (1)	4,989	5,297
Other assets (1)	276	657
Assets held for sale	$13,855	$13,000

Accounts payable	1,040	1,542
Accrued liabilities	1,870	1,434
Contract liabilities	875	397
Current portion of operating lease ROU liability	377	346
Long-term portion of operating lease ROU liability (1)	4,929	5,214
Liabilities associated with assets held for sale	$9,091	$8,933
(1) The classification of these line items remains long-term as of December 31, 2020. Accordingly, these lines are included within the respective non-current asset or liability held for sale line in the consolidated balance sheet as of December 31, 2020.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash information related to discontinued operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Depreciation and amortization	$83	$147
Share-based compensation	97	88
Acquisition of property and equipment	24	28

3.    Business Acquisitions
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

During the three months ended June 30, 2021, we obtained new information about facts and circumstances that existed as of the acquisition date that resulted in a change in the fair value of assets and liabilities recognized. Accordingly, the fair values of assets and liabilities have been revised as of the acquisition date, resulting in an increase in goodwill of $0.9 million, which was primarily related to an adjustment of accounts receivable. During the three months ended September 30, 2021, we completed the purchase accounting for OptaSense with no additional measurement period adjustments.

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

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
(in thousands)
Revenue	$21,323	$57,806

Income (loss) from continuing operations	$471	$(2,798)

4.    Intangible assets, net

    Intangible assets, net at September 30, 2021 and December 31, 2020 consisted of the following:

	Estimated Life	September 30, 2021	December 31, 2020
(in thousands)
Patent costs	1 - 18 years	$3,508	$3,595
Developed technology	5 - 10 years	17,409	17,344
In-process research & development	N/A	1,580	1,580
Customer base	5-7 years	1,302	1,302
Trade names	3 - 15 years	3,121	3,122
Backlog	3 years	696	696
		27,616	27,639
Accumulated amortization		(9,797)	(7,645)
		$17,819	$19,994

    Amortization expense for the each of the three and nine months ended September 30, 2021 was $0.8 million and $2.4 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at September 30, 2021, for each of the next five years and beyond is as follows (in thousands):

Year Ending December 31,
2021 - remaining 3 months	$775
2022	2,894
2023	2,804
2024	2,401
2025	2,085
2026 & beyond	6,860
Total	$17,819

5.Goodwill

    Goodwill was $19.0 million and $18.1 million at September 30, 2021 and December 31, 2020, respectively, and has been allocated to the Lightwave segment. The decrease in goodwill of $0.2 million during the three months ended September 30, 2021 was due to foreign currency translation. The decrease in goodwill of $0.9 million during the nine months ended September 30, 2021 was primarily due to measurement period adjustments recorded in the second quarter.

6.Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	September 30, 2021	December 31, 2020
(in thousands)
Finished goods	$10,955	$11,547
Work-in-process	3,023	1,425
Raw materials	11,372	10,090
Total inventory	$25,350	$23,062

7.    Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
(in thousands)
Accrued compensation	$7,785	$7,669
Contingent consideration	225	225
Accrued professional fees	647	825
Accrued income tax	1,286	281
Current portion of finance lease liability	48	48
Accrued interest	19	42
Accrued royalties	312	456
Accrued liabilities - other	504	1,227
Total accrued and other current liabilities	$10,826	$10,773
8.Debt
Long-term debt consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Term Loan (net of debt issuance costs of $49 and $66, 2.13% and 2.48% at September 30, 2021 and December 31, 2020, respectively)	$9,326	$12,434
Revolving Loan (2.09% at September 30, 2021 and December 31, 2020)	7,550	7,550
	16,876	19,984
Less: Current portion of long-term debt obligations	(4,167)	(4,167)
Long-term debt obligations	$12,709	$15,817
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
The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Additionally, we are subject to financial covenants regarding minimum net leverage and fixed charge coverage. We were in compliance with our financial covenants as of September 30, 2021.
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
Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2021 - remaining 3 months	$1,042
2022	4,167
2023	11,667
Total	$16,876
Interest expense, net for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Interest expense on Term Loan	$55	$—	$197	$—
Interest expense on Revolving Line	44	—	119	—
Amortization of debt issuance costs	11	—	33	—
Other interest expense	—	1	27	2
Interest income	—	—	(1)	—
Total interest expense, net	$110	$1	$375	$2
9.Leases

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

    We also have finance leases for equipment which have remaining terms ranging from 1 to 3 years. These lease agreements are for general office equipment with a 5-year useful life. These lease agreements do not have an option to extend the lease beyond the stated terms nor do they have an early termination clause. These lease agreements do not have any variable payment provisions included. The finance lease costs consist of interest expense and amortization, and are included primarily in selling, general and administrative expense in our consolidated statement of operations. The finance lease ROU assets are included within the other non-current assets line item of the consolidated balance sheets. The current and long-term portion of the ROU lease liabilities are included within the accrued and other current liabilities and other long-term liabilities line items of the consolidated balance sheets, respectively.

    The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities. As of September 30, 2021, we had no operating or finance leases that have not yet commenced.

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease costs	$604	$320	$1,688	$1,099
Variable rent costs	(46)	155	(139)	141
Total rent expense	$558	$475	$1,549	$1,240

    Future minimum lease payments under non-cancelable operating and finance leases were as follows as of September 30, 2021 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021 - remaining 3 months	$632	$13
2022	2,178	53
2023	1,796	53
2024	1,298	53
2025	613	47
2026 and beyond	104	—
Total future minimum lease payments	6,621	219
Less: interest	528	11
Total lease liabilities	$6,093	$208

Current lease liability	$2,020	$48
Long-term lease liability	4,073	160
Total lease liabilities	$6,093	$208

    Other information related to leases is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands, except weighted-average data)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$12	$7	$36	$35
Interest on lease liabilities	1	1	4	3
Total finance lease cost	$13	$8	$40	$38

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$540	$320	$1,563	$1,064
Finance cash flows from finance leases	$12	$13	$36	$39
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,274	$—	$6,805
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$—
Weighted-average remaining lease term (years) - operating leases	5.8	7.7	5.8	7.7
Weighted-average remaining lease term (years) - finance leases	4.2	2	4.2	2
Weighted-average discount rate - operating leases	6%	6%	6%	6%
Weighted-average discount rate - finance leases	3%	7%	3%	7%

10.Capital Stock and Share-Based Compensation

Stock Options
During the nine months ended September 30, 2021, we granted options to purchase 80,735 shares of our common stock. The general terms of the stock options are similar to awards previously granted by us. We did not grant any stock options in either the three months ended June 30, 2021 or three months ended September 30, 2021.
The fair values of stock options granted were estimated using the following weighted-average assumptions:

Nine Months Ended September 30, 2021
Risk-free rate	0.98%
Expected volatility	55.22%
Expected term (in years)	7
The weighted average fair value of stock options granted during the nine months ended September 30, 2021 was $5.24 per share. The fair value of each stock option was determined using the Black-Scholes model.
For the three and nine months ended September 30, 2021, we recognized $0.3 million and $0.8 million, respectively, in share-based compensation expense related to stock options, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. We expect to recognize $1.5 million in share-based compensation expense over the weighted-average remaining service period of 1.7 years for stock options outstanding as of September 30, 2021.

Restricted Stock Units
During the nine months ended September 30, 2021, we granted 134,250 time-based restricted stock units ("RSUs"). We did not grant any RSU's in the three months ended September 30, 2021. The general terms of the RSUs are similar to awards previously granted by us. The weighted average fair value of the time-based RSUs granted during the nine months ended September 30, 2021 was $11.35 per share. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
In addition, pursuant to our Deferred Compensation Plan, non-employee directors can elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. During the three and nine months ended September 30, 2021, we granted 5,530 and 14,447 RSUs pursuant to the Deferred Compensation Plan, respectively. The general terms of these RSUs are similar to awards previously granted by us. The weighted average fair value of these RSUs granted during the three and nine months ended September 30, 2021 was $10.85 and $10.38 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
For each of the three and nine months ended September 30, 2021 we recognized $0.5 million and $1.1 million, respectively, in share-based compensation expense related to RSUs, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. We expect to recognize $2.0 million in share-based compensation expense over the weighted-average remaining service period of 2.0 years for RSUs outstanding as of September 30, 2021.

Employee Stock Purchase Plan ("ESPP")
For the three and nine months ended September 30, 2021, we recognized $0.1 million and $0.3 million, respectively, in share-based compensation expense related to the ESPP, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. There was no share-based compensation expense related to the ESPP for the nine months ended September 30, 2020.

11.Revenue Recognition

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

The details are listed in the table below for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2021	2020	2021	2020
	(unaudited)		(unaudited)
Total Revenue by Geographic Location
United States	$11,555	$8,729	33,670	21,622
Asia	3,390	4,532	10,658	11,857
Europe	3,628	1,694	12,114	5,261
Canada, Central and South America	1,756	319	6,849	782
All Others	—	76	—	315
Total	$20,329	$15,350	$63,291	$39,837

Total Revenue by Major Customer Type
Sales to the U.S. government	$2,713	$2,599	7,629	6,119
U.S. direct commercial sales and other	8,444	6,130	25,642	15,503
Foreign commercial sales & other	9,172	6,621	30,020	18,215
Total	$20,329	$15,350	$63,291	$39,837

Total Revenue by Contract Type
Fixed-price contracts	$19,745	$14,717	60,882	37,667
Cost-type contracts	584	633	2,409	2,170
Total	$20,329	$15,350	$63,291	$39,837

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$17,106	$12,987	52,044	34,023
Goods/services transferred over time	3,223	2,363	11,247	5,814
Total	$20,329	$15,350	$63,291	$39,837

Total Revenue by Major Products/Services
Technology development	$1,461	$2,040	5,629	5,275
Test, measurement and sensing systems	18,253	12,987	56,255	34,023
Other	615	323	1,407	539
Total	$20,329	$15,350	$63,291	$39,837

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

The following table shows the components of our contract balances as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Contract assets	$2,883	$4,139
Contract liabilities	4,967	6,698
Net contract assets	$(2,084)	$(2,559)
Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our Lightwave segment's unfulfilled performance obligations was $38.6 million at September 30, 2021. We expect to satisfy 36% of the performance obligations in 2021, 56% in 2022 and the remainder by 2025.

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

For the nine months ended September 30, 2021, our effective income tax rate was 35.90% compared to (97.28)% for the nine months ended September 30, 2020. The effective tax rate for 2021 differed from the federal statutory rate of 21%, primarily as a result of permanent differences related to equity compensation adjustments, state income taxes, research & development ("R&D") tax credits and losses for which no income tax benefit can be recorded due to corresponding valuation allowances. The effective tax rate for 2020 differed from the federal statutory rate of 21%, primarily as a result of permanent differences related to equity compensation adjustments, state income taxes, and R&D tax credits.

13.Commitments and Contingencies

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
In December 2018, we received a notice of claim (the "Claim") from Macom Technology Solutions, Inc. ("Macom"), who acquired our HSOR business in August 2017 pursuant to an asset purchase agreement. Under the asset purchase agreement, we agreed to indemnify Macom for certain matters, including, among other things, the collection of accounts receivable from certain major customers, and placed $4.0 million of the purchase price into an escrow account for the potential settlement of any valid indemnity claims. As of December 31, 2019, $1.5 million of the escrow had been received with $2.5 million remaining in escrow pending resolution of the dispute. In March 2020, we settled the dispute resulting in us receiving $0.6 million and Macom receiving $1.9 million. For the nine months ended September 30, 2020, we recorded a loss of $1.4 million, net of income tax benefit, to reflect the settlement of the dispute which is reported in income from discontinued operations in the consolidated statement of operations.
We executed non-cancelable purchase orders totaling $1.6 million in the fourth quarter of 2020 and $1.5 million in the third quarter of 2021 for multiple shipments of tunable lasers to be delivered over an 12-month period. At September 30, 2021, approximately $1.7 million of these commitments remained and are expected to be delivered by September 30, 2022.
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

Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments, accelerating the development of fiber optic products and assuring accurate testing of optical components like photonic integrated circuits ("PIC"s) and coherent receivers, which are both critical elements of meeting the world’s exponentially growing demand for bandwidth. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. Our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of sensing and instrumentation, advanced materials, optical technologies and health sciences. We are organized into two operating segments, the Lightwave segment and the Luna Labs segment. We will only have one reportable segment going forward, Lightwave, following our determination that Luna Labs segment met held-for-sale and discontinued operations accounting criteria at the end of the third quarter of 2021.

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
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded backlog, representing firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. The approximate value of our backlog was $38.6 million and $35.9 million at September 30, 2021 and December 31, 2020, respectively.

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

Discontinued Operations
We have been actively marketing our Luna Labs segment to prospective buyers during 2021 as part of our growth strategy for our Lightwave segment. After advancing those marketing efforts during the three months ended September 30, 2021, we determined that our Luna Labs segment met held-for-sale and discontinued operations accounting criteria at the end of the third quarter. Accordingly, we have begun to separately report the results of our Luna Labs segment as discontinued operations in our consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020, respectively, and to present the related assets and liabilities as held for sale in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. These changes have been applied to all periods presented. We expect to complete the sale of this business within one year.

Description of Revenues, Costs and Expenses
Impact of COVID-19 Pandemic
    The ongoing global COVID-19 pandemic has impacted, and will likely continue to impact, the way we conduct our business, including the way in which we interface with customers, suppliers and our employees. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. During 2021, we have experienced an increased level of disruption in our supply chain and from certain customers all of which have resulted in delayed revenue. While we believe these disruptions are temporary, there is no guarantee we will be able to manage through these disruptions. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic on our business.

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
    We derive Luna Labs segment revenues, which are presented as discontinued operations, from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we complete contracted research over periods ranging from six months to three years and recognize these revenues over the life of the contract as costs are incurred.

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
    Cost of revenues associated with our Luna Labs segment revenues, which are presented as discontinued operations, consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Luna Labs segment activities.

Operating Expense
    Operating expense consists of selling, general and administrative expenses, as well as expenses related to research, development and engineering, depreciation of fixed assets, amortization of intangible assets and costs related to merger and acquisition activities. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from equity awards, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, marketing and administrative activities, costs of marketing programs and promotional materials, salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our Luna Labs segment, product development activities not provided under contracts with third parties, and overhead costs related to these activities. The operating expense of our Luna Labs segment is presented in discontinued operations.
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
Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenues
Revenues for the three months ended September 30, 2021 increased $5.0 million, or 32%, to $20.3 million compared to $15.4 million for the three months ended September 30, 2020. The vast majority of the increase in revenues for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was due to the revenues from OptaSense which was acquired on December 3, 2020.

Cost of Revenues and Gross Profit
    Cost of revenues increased by $2.0 million, or 35%, to $7.7 million for the three months ended September 30, 2021, compared to $5.7 million for the three months ended September 30, 2020. This increase in cost of revenues resulted from the OptaSense business.
    Our overall gross margin for three months ended September 30, 2021 was 62%, compared to 63% for the three months ended September 30, 2020.
Operating Expense

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$9,674	$6,229	$3,445	55%
Research, development and engineering	2,920	1,615	1,305	81%
Loss on sale of property and equipment	—	576	(576)	—
Total operating expense	$12,594	$8,420	$4,174	50%
    Our selling, general and administrative expense increased $3.4 million, or 55%, to $9.7 million for the three months ended September 30, 2021, compared to $6.2 million for the three months ended September 30, 2020. Selling, general and administrative expense increased primarily due to the acquired OptaSense operations, integration costs, amortization of intangible assets and variable costs supporting our sales growth.
    Research, development and engineering expense increased $1.3 million, or 81%, to $2.9 million for the three months ended September 30, 2021, compared to $1.6 million for the three months ended September 30, 2020. Research, development and engineering expense increased primarily due to the acquired OptaSense operations.

(Loss)/Income from Continuing Operations Before Income Taxes
    During the three months ended September 30, 2021, we recognized a loss from continuing operations before income taxes of $0.1 million compared to income from continuing operations before income taxes of $1.2 million for the three months ended September 30, 2020.
Income Tax Expense/(Benefit)
For the three months ended September 30, 2021, we recognized income tax expense from continuing operations of $0.2 million, compared to an income tax benefit from continuing operations of $1.1 million for the three months ended September 30, 2020, respectively. The income tax benefit for the three months ended September 30, 2020 was related to R&D tax credits.

Income from Discontinued Operations, net

For the three months ended September 30, 2021 and 2020, we recognized income from discontinued operations, net of income taxes, of $0.7 million and $0.8 million. The results of our discontinued operations for both quarterly periods include the operations of our Luna Labs segment that were held for sale as of September 30, 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenues
Revenues for the nine months ended September 30, 2021 increased $23.5 million, or 59%, to $63.3 million compared to $39.8 million for the nine months ended September 30, 2020. The vast majority of the increase in revenues for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due to the revenues from OptaSense which was acquired on December 3, 2020. Excluding OptaSense, we also experienced growth in sales of our communications testing products.
Cost of Revenues and Gross Profit

Cost of revenues increased $10.1 million, or 65%, to $25.9 million for the nine months ended September 30, 2021, compared to $15.7 million for the nine months ended September 30, 2020. This increase in cost of revenues resulted from the OptaSense business and higher sales volume in communications testing products.

Our overall gross margin for the nine months ended September 30, 2021 was 59% which was flat compared to gross margin for the nine months ended September 30, 2020.

Operating Expense

	Nine months ended September 30,
(in thousands)	2021	2020	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$33,414	$17,959	$15,455	86%
Research, development and engineering	7,647	4,717	2,930	62%
Loss on sale of property and equipment	—	576	(576)	—
Total operating expense	$41,061	$23,252	$17,809	77%

    Selling, general and administrative expense increased $15.5 million, or 86%, to $33.4 million for the nine months ended September 30, 2021, compared to $18.0 million for the nine months ended September 30, 2020. Selling, general and administrative expense increased primarily due to the acquired OptaSense operations, integration costs, amortization of intangible assets and variable costs supporting our sales growth.

    Research, development and engineering expense increased $2.9 million, or 62%, to $7.6 million for the nine months ended September 30, 2021, compared to $4.7 million for the nine months ended September 30, 2020. Research, development and engineering expense increased primarily due to the acquired OptaSense operations.

(Loss)/Income from Continuing Operations Before Income Taxes
During the nine months ended September 30, 2021, we recognized a loss from continuing operations before income taxes of $4.0 million compared to income of $1.0 million for the nine months ended September 30, 2020.
Income Tax Benefit
For the nine months ended September 30, 2021 and 2020 we recognized an income tax benefit from continuing operations of $1.4 million and $0.9 million, respectively. The income tax benefit for the nine months ended September 30, 2021 was primarily related to the pre-tax loss and deductions on vested RSUs and stock option exercises for the nine months ended September 30, 2021. The income tax benefit for the nine months ended September 30, 2020 was primarily related to R&D tax credits.
Net Income from Discontinued Operations
For the nine months ended September 30, 2021 and 2020, we recognized income from discontinued operations, net of income taxes, of $2.4 million and $1.5 million, respectively. The results of our discontinued operations for both nine month periods include the operations of our Luna Labs segment that were held for sale as of September 30, 2021. For the nine months ended September 30, 2020, our net income from discontinued operations included a $1.4 million after-tax loss on the sale of our High Speed Optical Receiver business. In March 2020, we settled a notice of claim dispute with Macom Technology Solutions, Inc. resulting in us receiving $0.6 million and Macom receiving $1.9 million.

Liquidity and Capital Resources
    At September 30, 2021, our total cash and cash equivalents were $14.8 million.

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

We believe that our cash and cash equivalents as of September 30, 2021 in addition to amounts available to us under our Revolving Line will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents and borrowing capacity under the Revolving Line described above, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Discussion of Cash Flows

	Nine months ended September 30,
(in thousands)	2021	2020	$ Difference
Net cash provided by operating activities	$1,230	$97	$1,133
Net cash (used in)/provided by investing activities	(1,158)	290	(1,448)
Net cash (used in)/provided by financing activities	(960)	1,029	(1,989)
Effect of exchange rate changes on cash and cash equivalents	277	—	277
Net (decrease)/increase in cash and cash equivalents	$(611)	$1,416	$(2,027)
During the first nine months of 2021, the $1.2 million of net cash provided by operating activities consisted of our net loss of $0.2 million, which included non-cash charges for depreciation and amortization of $3.5 million and share-based compensation of $2.2 million, partially offset by a net cash outflow of $4.6 million from changes in working capital. The changes in working capital include a decrease in accounts payable and accrued expenses of $1.7 million, a decrease in contract liabilities of $0.3 million, an increase in accounts receivable of $0.2 million, a decrease in inventory of $1.9 million, a decrease in other current assets of $1.8 million, and an increase in contract assets of $0.8 million.
    During the first nine months of 2020, the $0.1 million of net cash provided by operating activities consisted of our net income of $3.4 million, which included non-cash charges for depreciation and amortization of $2.1 million, share-based compensation of $1.5 million, and a net loss from discontinued operations of $1.4 million, partially offset by a net cash outflow of $8.8 million from changes in working capital. The changes in working capital primarily include a decrease in accounts payable and accrued expenses of $1.5 million, a decrease in contract liabilities of $0.2 million, an increase in accounts receivable of $2.1 million, an increase in inventory of $1.4 million, an increase in other current assets of $2.0 million and an increase in contract assets of $1.6 million.
    Cash used in investing activities during the nine months ended September 30, 2021 included $0.9 million of fixed asset additions and $0.2 million of capitalized intellectual property costs. Net cash provided by investing activities during the nine months ended September 30, 2020 included $0.6 million in proceeds from sale of discontinued operations and $0.4 million in proceeds from sale of property and equipment, partially offset by $0.4 million of fixed asset additions and $0.3 million of capitalized intellectual property costs.
    Cash used in financing activities during the nine months ended September 30, 2021 consisted primarily of $3.1 million in payments towards our debt obligations and $0.4 million to repurchase our common stock, partially offset by proceeds from the exercise of stock options of $2.1 million and employee stock purchase plan of $0.5 million. Net cash provided by financing activities during the nine months ended September 30, 2020 consisted primarily of $1.4 million in proceeds received from the exercise of options, partially offset by a cash outflow of $0.3 million to repurchase common stock.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2021.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Loan with variable interest rates based on LIBOR plus a margin as defined in the credit agreement governing the Term Loan and Revolving Loan. As of September 30, 2021, we had outstanding borrowings under our Term Loan and Revolving Loan of $9.3 million and $7.6 million, respectively, at the weighted-average variable interest rate of 2.1%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.04 million.
Foreign Currency Exchange Rate Risk
Following our acquisition of OptaSense on December 3, 2020, we are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their functional currencies. As of September 30, 2021, our exposure to foreign currency rate fluctuations was not material to our financial condition or results of operations.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We may also be prohibited from commercially selling certain products that we develop if the U.S. government determines that the commercial availability of those products could pose a risk to national security. For example, certain of our wireless technologies have been classified as secret by the U.S. government and as a result we cannot sell them commercially. Any of these determinations would limit our ability to generate product sales and license revenues.
We rely and will continue to rely on contracts and grants awarded under the SBIR program for a significant portion of our revenues. A finding by the SBA that we no longer qualify to receive SBIR awards could adversely affect our business.
We compete as a small business for some of our government contracts. Our revenues derived from the SBIR program account for a significant portion of our consolidated total revenues, and contract research, including SBIR contracts, will remain a significant portion of our consolidated total revenues for the foreseeable future. For the nine months ended September 30, 2021 and 2020, revenues generated under the SBIR program represented 25% and 34%, respectively, of our total revenues.
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
Also, in order to be eligible for SBIR contracts and grants, the number of our employees, including those of any entities that are considered to be affiliated with us, cannot exceed 500. As of September 30, 2021, we had approximately 391 full-time and part-time employees. In determining whether we are affiliated with any other entity, the SBA may analyze whether another entity controls or has the power to control us. Carilion Clinic is our largest institutional stockholder.
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
Contract research revenue, which consists primarily of government-funded research in our Luna Labs segment, accounted for 27% and 30% of our consolidated total revenues for the nine months ended September 30, 2021 and 2020, respectively. As a result, we are vulnerable to adverse changes in our revenues and cash flows if a significant number of our research contracts and subcontracts were to be simultaneously delayed or canceled for budgetary, performance or other reasons. For example, the U.S. government may cancel these contracts at any time without cause and without penalty or may change its requirements, programs or contract budget, any of which could reduce our revenues and cash flows from U.S. government research contracts. Our revenues and cash flows from U.S. government research contracts and subcontracts could also be reduced by declines or other changes in U.S. defense, homeland security and other federal agency budgets. In addition, we compete as a small business for some of these contracts, and in order to maintain our eligibility to compete as a small business, we, together with any affiliates, must continue to meet size and revenue limitations established by the U.S. government.
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
RISKS RELATING TO OUR OPERATIONS AND BUSINESS STRATEGY

We cannot be sure that we will be able to dispose of our Luna Labs business on terms and conditions that are satisfactory to us or at all.

We intend to sell our Luna Labs business, which has been classified in our financial statements as held for sale. We are actively marketing the Luna Labs business to prospective buyers and expect to complete the sale of this business within one year. We cannot be certain that we will be able to enter into agreements to sell the Luna Labs business on terms that are satisfactory to us, on the timeframe we are envisioning, or at all.
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
The ongoing global COVID-19 pandemic has impacted, and will likely continue to impact, the way we conduct our business, including the way in which we interface with customers, suppliers and our employees. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. During 2021, we have experienced an increased level of disruption in our supply chain and from certain customers all of which have resulted in delayed revenue. While we believe these disruptions are temporary, there is no guarantee we will be able to manage through these disruptions.   If the demand for our products, or our access to critical components were to be interrupted, it could have a material adverse impact on our results of operations.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2021
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (iv) Notes to Unaudited Consolidated Financial Statements.

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

Luna Innovations Incorporated
Date:	November 15, 2021	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)