Form 10-K
period 2021-12-31
LUNA INNOVATIONS INC
filed 2022-03-14
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,”
“smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021 based upon the closing price of Common Stock on such date as reported by the Nasdaq Capital Market, was approximately $337.5 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 11, 2022 there were 32,298,014 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2022 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2021, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “might,” “estimates,” “believes,” “should,” “projects,” “predicts,” “potential” or “continue,” or the negative of those words and other comparable words, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements are only predictions and may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, the potential impacts of the COVID-19 pandemic on our business, operations and financial results, the potential benefits of our recent acquisitions and dispositions, as well as assumptions relating to the foregoing.
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

PART I

ITEM 1.    BUSINESS
Company Overview and Business Model

    Luna Innovations Incorporated ("we" or the "Company") is a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries; and distributed fiber optic sensing solutions that measure and monitor materials and structures for applications in aerospace, automotive, energy, oil and gas, security and infrastructure. We have a broad range of products for the applications based on proprietary technology covered by a portfolio of over 700 patents either owned or exclusively in-licensed.

Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments. Our test and measurement products accelerate the development of high speed fiber optic components like photonic integrated circuits ("PICs"), coherent receivers and short-run fiber networks.

Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. In addition, our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We manufacture and sell “terahertz” (THz) products for layer thickness measurements for materials like plastics, rubber, and paint. Our THz products are used in the aerospace and automotive/EV sectors. We also provide applied research services, typically under research programs funded by the U.S. government, in areas of sensing and instrumentation, advanced materials, optical technologies and health sciences.

Prior to September 30, 2021, we were organized into two main reporting segments, our Lightwave segment and our Luna Labs segment. We now have one reportable segment, Lightwave, following the determination that our Luna Labs segment met held-for-sale and discontinued operations accounting criteria at the end of the third quarter of 2021. Our Lightwave segment consists of our fiber optics testing, measurement and sensing solutions. On March 8, 2022, we completed the sale of substantially all of our equity interests in Luna Labs. Prior to the sale, our Luna Labs segment performed applied research principally in the areas of sensing and instrumentation, advanced materials, optical technologies and health sciences.

Dispositions and Acquisitions

Luna Labs
On March 8, 2022, we completed the sale of substantially all of our equity interests in our Luna Labs business to certain members of Luna Labs’ senior management team and a group of outside investors for an initial purchase price of $20.4 million before working capital and escrow adjustments and transaction fees. Total consideration included $13.0 million of cash received at closing, $2.5 million in the form of a convertible note and $1.7 million in the form of 60-day promissory notes. We can earn up to $1.0 million in future payments from Luna Labs upon the achievement by Luna Labs of certain financial goals.

LIOS Sensing

On March 10, 2022, we acquired NKT Photonics GmbH and LIOS Technology Inc. (collectively, “LIOS Sensing”) for €20.0 million, or $22.1 million. LIOS Sensing, based in Cologne, Germany and formerly owned by NKT Photonics A/S, provides temperature and strain sensing products which are highly complementary to our existing portfolio of fiber optic offerings.

OptaSense
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

Lightwave
Our Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. We develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Lightwave segment also performs applied research principally in the areas of optical and THz technologies.
Our key initiative for long term growth is to become a leading provider of fiber optic test, measurement, control and sensing equipment. The acquisition of OptaSense added distributed acoustic sensing technology to our existing suite of sensing products and provided for expansion into high-growth markets such as security and perimeter detection, smart infrastructure monitoring and oil and gas. Our products have historically been strong in long-range, discrete sensing and short range, fully distributed sensing which are best when specific, known locations need to be monitored. OptaSense's product offering has helped us fill a gap for long range, fully distributed measurement, which is best for applications where signals can occur anywhere along the length of the sensor.
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

Single Frequency Lasers
Through the acquisition of OptaSense, we acquired laser manufacturing capabilities for a range of highly coherent, integrated, very narrow line-width lasers for use in long range sensing applications. These lasers are manufactured under our “RIO” trade name and are used as the primary light source for our long range, DAS sensing products. We also sell these lasers as OEM components to other sensing and Light Detection and Ranging ("LiDAR") system manufacturers.

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

Terahertz Sensing Systems

    Our Terametrix THz gauging and imaging product line uses pulsed THz waves to provide precise single- and multi-layer thickness, density, basis weight and caliper thickness measurements to serve the industrial, non-destructive testing, and research markets. Similar to x-ray images, THz wavelengths penetrate through most non-conductive materials and can easily reveal imperfections such as voids, cracks, and density variations. THz offers a significant advantage over x-rays because the radiation is non-ionizing and thus is completely safe. THz technology, unlike other traditional methods, is non-contact, works with both opaque and translucent materials, and works well for multilayer structures. The ability to accurately measure layer thickness is critical for ensuring consistent quality, minimizing defects and reducing material usage for products such as tubing, tires, plastic bottles, adhesives and coatings. Handheld THz sensors can measure and scan specialty coatings and multilayer structures to check thickness consistency and locate subsurface defects. THz systems can be used to inspect the high-performance coatings used on military aircraft, verifying thickness of applied coatings with submicron accuracy.

Distributed Acoustic Sensing Products

OptaSense

Our line of advanced DAS interrogator units delivers superior measurements for a wide range of applications from advanced industrial monitoring through high performance geophysical measurements. Applications of these units include real-time pipeline monitoring preventing disruption flow, advance monitoring and evaluation of reservoir and wellbore to reduce risk and optimize recovery, real-time information detection on highways and railways for traffic management and ensuring safety, cost-effective surveillance of borders and national assets and the precise detection of faults in power and utility infrastructure. Our DAS operations include a market leading laser technology company that supports and vertically integrates the most critical element of the DAS system, its internal laser.
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
Luna Labs
    On March 8, 2022, we completed the sale of substantially all of our equity interests in Luna Labs. Our Luna Labs business provided applied research for customers in our primary areas of focus, including sensing and materials such as coatings, adhesives, composites and bio-engineered materials.    Our Luna Labs business also developed a wide variety of materials, including a range of coatings, including both hydrophobic and superoleophobic coatings, and bioengineered materials for homeostatic agents and wound healing. Luna Labs also performed a significant amount of applied research towards developing new sensors. This included sensors for the purpose of corrosion, temperature, strain, pressure, structural health and chemical detection. Much of the work is directed to harsh environments and uses optics.
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
    Currently, we own or license approximately 655 U.S. and international patents and approximately 65 U.S. and international patent applications. Our issued patents generally have terms that are scheduled to expire between 2022 and 2039. The patents scheduled to expire in 2022 are not expected to have a significant impact on our revenues or results of operations. Patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. To the extent we elect to pursue, intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

    A discussion of our material in-licensed patents is set forth below.

Shape Sensing Patents
    As a part of our sale of assets associated with our fiber optic shape sensing technology in the medical field to Intuitive Surgical, Inc. ("Intuitive") in 2014, we transferred our related patents to Intuitive. Also, as a part of this transaction, we entered into a license agreement with Intuitive pursuant to which we have the right to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. The license is revocable with ability to remedy, but only in the case that Luna were to enter competitively into the medical robotics space. Two U.S. patents that we now license back from Intuitive cover the use of optical frequency domain reflectometry and multiple, closely spaced Bragg gratings for shape sensing, and the use of the inherent scatter as a strain sensor for shape sensing. These two patents expire in July 2025. We also license back from Intuitive patents and patent applications that cover certain refinements to the measurements covered in the foregoing two patents and related technologies, which are necessary in order to achieve the necessary accuracies for medical and other applications. These patent applications were filed in the United States, the European Patent Office, China, India, Russia, Brazil, Japan, Indonesia and elsewhere. These patents and patent applications can support other nonmedical applications of our fiber optic shape sensing technology.

Coherent
    In December 2006, we entered into an asset transfer and license agreement with Coherent, Inc. Under the agreement, we acquired the rights to manufacture Coherent’s “Iolon” brand of swept tunable lasers as well as certain manufacturing equipment and inventory previously used by Coherent to manufacture the lasers. We continue to enhance, produce and market these lasers under our “Phoenix” brand. Under this agreement, Coherent granted non-exclusive licenses to us for certain U.S. patents and other intellectual property rights owned or controlled by Coherent for making, having made, using, importing, selling and offering for sale the lasers. This agreement expired in 2016. However, the patent licenses became fully paid and perpetual, as we fulfilled our royalty obligations during the 10-year period and the license to the other intellectual property rights is perpetual. These U.S. patents will expire by the end 2022. As consideration, we paid Coherent a total of $1.3 million in addition to paying royalties on net sales of products sold by us that incorporate the lasers or that are manufactured using the intellectual property covered by the licenses.
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

Human Capital Management
    We seek to fulfill our mission by attracting talented people, fostering innovation and managing aspects of our business in an ethical manner that benefits our stakeholders, including the communities in which we operate. We promote and empower a diverse workforce who are dedicated to helping solve our customers’ toughest challenges. As of December 31, 2021, we had 385 full-time employees and 7 part-time employees, including approximately 30% employed in research, development and engineering positions, approximately 35% employed in operations, approximately 20% employed in sales and marketing, and approximately employed 15% in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good. As of March 11, 2022, we had approximately 375 total employees following the disposition of Luna Labs and acquisition of LIOS.
Backlog
    Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue, for our Lightwave segment, was $38.4 million and $28.2 million at December 31, 2021 and 2020, respectively. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Our backlog is subject to delays or program cancellations that may be beyond our control.

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
Many factors beyond our control affect our business, including consumer confidence in the economy, interest rates, fuel prices, health crises, such as the COVID-19 pandemic, international conflicts, such as the current hostilities between Russia and Ukraine, and the general availability of credit. The overall economic climate and changes in Gross National Product growth have a direct impact on some of our customers and the demand for our products. We cannot be sure that our business will not be adversely affected as a result of an industry or general economic downturn.

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
We evaluate strategic opportunities related to products, technology and business transactions, including acquisitions and divestitures. In the past, we have acquired businesses to support our growth strategy, including the acquisition of LIOS Sensing in March 2022 and OptaSense in December 2020. If we choose to enter into such transactions in the future, we face certain risks including:
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
Our business model and future growth depend on our ability to transition to a revenue mix that contains significantly larger product sales and revenues from the provision of services or from licensing, particularly following our sale of Luna Labs in March 2022. Product sales and these revenues potentially offer greater scalability than contract research revenues. Our current plan is to increase our sales of commercial products, our licensing revenues and our provision of non-research services to customers so as to represent a larger percentage of our total revenues. If we are unable to develop and grow our product sales and revenues from the provision of services or from licensing to augment our contract research revenues, however, our ability to execute our business model or grow our business could suffer. There can be no assurance that we will be able to achieve increased revenues in this manner.
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
•potential changes in a specific country's or region's political or economic climate, including the current hostilities between Russia and Ukraine;
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
The ongoing global COVID-19 pandemic has impacted, and will likely continue to impact, the way we conduct our business, including the way in which we interface with customers, suppliers and our employees. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. During 2021, we experienced an increased level of disruption in our supply chain and from certain customers all of which have resulted in delayed revenue. While we believe these disruptions are temporary, there is no guarantee we will be able to manage through these disruptions. If the demand for our products, or our access to critical components were to be interrupted, it could have a material adverse impact on our results of operations.
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

We maintain sensitive information, including confidential business and personal information in connection with our business customers and our employees, and may be subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous constantly evolving federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information. Each of these laws can be subject to varying interpretations.
Certain federal regulators have been focusing on cybersecurity as an area of concern for several years. For example, in guidance from the SEC since at least 2011, cybersecurity has been raised as an area where companies, which would include global investment firms, must disclose both threats to the company and material cyber events that have been experienced by that company. In at least three cases from the latter half of 2021, the SEC brought enforcement actions against registered companies that failed to report such cyber events. We expect increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Office of Compliance Inspections and Examinations (OCIE) in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, proper configuration of network storage devices, information security governance, and policies and procedures related to retail trading information security. Further, the SEC has indicated in recent remarks that areas of focus for potential new policies and initiatives could include cyber hygiene and preparedness, cyber incident reporting to the government and, in certain circumstances disclosure to the public.
In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, is an example of the trend toward increasingly comprehensive privacy legislation being introduced in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and can include any of our current or future employees who may be California residents) and provide such residents new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.
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
New legislation proposed or enacted in Colorado, Illinois, Massachusetts, Nevada, New Jersey, New York, Rhode Island, Virginia, Washington and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.
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
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU). Existing mechanisms that may facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” in June 2021 that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection.
Further, the vote in the United Kingdom in favor of exiting the European Union, referred to as Brexit, has complicated data protection regulation in the United Kingdom. In particular, as of January 1,2021, the GDPR has been converted into United Kingdom law and the United Kingdom is now a “third country” under the GDPR. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated
All of these evolving compliance and operational requirements may impose significant costs that are likely to increase over time, and may require us to (a) modify our data processing practices and policies, (b) put in place additional mechanisms ensuring compliance with the new data protection rules, (c) divert resources from other initiatives and projects, and (d) restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential personal information, could have a material adverse effect on our business, reputation and financial condition. In any circumstances where we are a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf. We attempt to mitigate the associated risks but there is no assurance that privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage and transmission of such information.
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
•political, economic and social instability, including, for example, the military incursion of Russia into Ukraine, terrorist activities and any disruption these events may cause to the broader global industrial economy;
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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action asserting a breach of fiduciary duty;
•any claim or cause of action against us arising under DGCL;
•any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any claim or cause of action against us that is governed by the internal affairs doctrine.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
The following table summarizes the location, ownership status and total square footage of space utilized for our operations and principal corporate offices as of December 31, 2021:

	Location	Square Footage
Operations facilities	12 locations in 5 US states, 2 UK counties, 1 CN province and 1 UAE city	199,000
Principal corporate offices:
Corporate headquarters	Roanoke, Virginia (US)	4,400
OptaSense headquarters	Farnborough, Hampshire (UK)	7,500
All of our properties, including one property classified as held for sale, are leased with various end dates through 2030. We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or claims arising from our operations in the normal course of business. Management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity.
Refer to Note 15, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included herein for information relating to certain legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDERS
Our common stock is listed on the Nasdaq Capital Market under the symbol "LUNA." As of March 11, 2022, we had 32,298,014 shares of common stock outstanding held by 84 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the Nasdaq Capital Market, as compared to the cumulative total return of the Nasdaq Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price on January 1, 2017, and an equivalent amount in the Nasdaq Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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

Comparison of Five Year Cumulative Return by Quarter
1,000,000
900,000
800,000
700,000
600,000
500,000
400,000
300,000
200,000
100,000
0
Index Value
Jan 2017
Mar 2017
Jun 2017
Sep 2017
Dec 2017
Mar 2018
Jun 2018
Sep 2018
Dec 2018
Mar 2019
Jun 2019
Sep 2019
Dec 2019
Mar 2020
Jun 2020
Sep 2020
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
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
Unregistered Sales of Equity Securities
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Parties-
The following table summarizes repurchases of our common stock during December 2021. There were no purchases during October 2021 or November 2021.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price Paid	Part of a Publicly	May Yet be Purchased
Period	Shares Purchased	per Share	Announced Program	Under the Program
12/1/2021 - 12/31/2021	4,571 (1)	$8.45	—	$—

(1) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon vesting of restricted stock awards.

ITEM 6.    RESERVED

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

Prior to September 30, 2021, we were organized into two main reporting segments, our Lightwave segment and our Luna Labs segment. Our Lightwave segment consists of our fiber optics testing, measurement and sensing solutions. Our Luna Labs segment performed applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Most of the government funding for our Luna Labs segment was derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration. We now have one reportable segment, Lightwave, following the determination that our Luna Labs segment met held-for-sale and discontinued operations accounting criteria at the end of the third quarter of 2021 and the sale of substantially all of our equity interests in Luna Labs on March 8, 2022.

Our Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products. We develop and commercialize our fiber optic technology for sensing applications for aerospace, automotive, energy and infrastructure as well as for test and measurement applications in the telecommunications and data communications industries. Our Lightwave segment also performs applied research principally in the areas of optical and THz technologies. Revenues from product sales are mostly derived from the sales of our sensing and communications test, measurement and control products that make use of light-transmitting optical fibers, or fiber optics.

As we develop and commercialize new products, our revenues will reflect a broader and more diversified mix of products. Our key initiative for long term growth is to become a leading provider of fiber optic communications test, measurement, control and sensing equipment. The acquisition of OptaSense in December 2020 added distributed acoustic sensing technology to our existing suite of sensing products and provided for expansion into high-growth markets such as security and perimeter detection, smart infrastructure monitoring and oil and gas. Our products have historically been strong in long-range, discrete sensing and short range, fully distributed sensing which are best when specific, known locations need to be monitored. OptaSense's product offering has helped us fill a gap for long range, fully distributed measurement, which is best for applications where signals can occur anywhere along the length of the sensor.

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
Discontinued Operations
We began actively marketing our Luna Labs segment to prospective buyers during 2021 as part of our growth strategy for our Lightwave segment. After advancing those marketing efforts during the third quarter of 2021, we determined that our Luna Labs segment met held-for-sale and discontinued operations accounting criteria at the end of the third quarter. Accordingly, we began to separately report the results of our Luna Labs segment as discontinued operations in our consolidated statement of operations and the related assets and liabilities as held for sale in the consolidated balance sheets in our third quarter Form 10-Q. These changes have been applied to all periods presented in this Form 10-K. We completed the sale of substantially all of our equity interests in Luna Labs in March 2022, as described below.
Dispositions and Acquisitions

Luna Labs
On March 8, 2022, we completed the sale of substantially all of our equity interests in our Luna Labs business to certain members of Luna Labs’ senior management team and a group of outside investors for an initial purchase price of $20.4 million before working capital and escrow adjustments and transaction fees. Total consideration included $13.0 million of cash received at closing, $2.5 million in the form of a convertible note and $1.7 million in the form of 60-day promissory notes. We can earn up to $1.0 million in future payments from Luna Labs upon the achievement by Luna Labs of certain financial goals. The estimated gain on the transaction is $14.0 million before tax.

LIOS Sensing

On March 10, 2022, we acquired NKT Photonics GmbH and LIOS Technology Inc. (collectively, “LIOS Sensing”) for €20.0 million, or $22.1 million. LIOS Sensing, based in Cologne, Germany and formerly owned by NKT Photonics A/S, provides temperature and strain sensing products which are highly complementary to our existing portfolio of fiber optic offerings.

OptaSense
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

Description of Our Revenues, Costs and Expenses
Impact of COVID-19 Pandemic
The ongoing global COVID-19 pandemic has impacted, and will likely continue to impact, the way we conduct our business, including the way in which we interface with customers, suppliers and our employees. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. During 2021, we have experienced an increased level of disruption in our supply chain and from certain customers, all of which have resulted in delayed revenue. While we believe these disruptions are temporary and will diminish in 2022, there is no guarantee we will be able to manage through these disruptions. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic on our business.
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

We derived Luna Labs segment revenues, which are presented as discontinued operations, from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts. In general, we completed contracted research over periods ranging from six months to three years and recognize these revenues over the life of the contract as costs are incurred. Following our sale of Luna Labs in March 2022, we will no longer derive revenues from Luna Labs.
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
Cost of revenues associated with Luna Labs segment revenues, which are presented as discontinued operations, consisted of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Luna Labs segment activities.
Operating Expense
Operating expense consists of selling, general and administrative expense, as well as expenses related to research, development and engineering, depreciation of fixed assets, amortization of intangible assets and costs related to merger and acquisitions activities. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from equity awards, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, marketing, and administrative activities; costs of marketing programs and promotional materials; salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our historical Luna Labs segment; product development activities not provided under contracts with third parties; and overhead costs related to these activities. The operating expense of our Luna Labs segment is presented in discontinued operations.
Investment Income
Investment income consists of amounts earned on our cash equivalents. We sweep on a daily basis a portion of our cash on hand into a fund invested in U.S. government obligations.
Interest Expense
Interest expense is composed of interest paid under our term and revolving loans as well as interest accrued on our finance lease obligations.

Critical Accounting Policies and Estimates
Revenue Recognition

Products and Services

To determine the proper revenue recognition method for our product and services contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single performance obligation and recognize revenue accordingly. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on their relative stand-alone selling prices. In such circumstances, we use the observable price of goods or services which are sold separately in similar circumstances to similar customers. If these prices are not observable, then we will estimate the stand-alone selling price using information that is reasonably available. For the majority of our standard products and services, price list and discount structures related to customer type are available. For products and services that do not have price list and discount structures, we use the residual approach. The residual approach decreases the total transaction price by the sum of the observable standalone selling prices if either the company sells the same good or services to different customers for a broad range of amounts or the company has not established a price for the good or service and that good or service has not been sold on a standalone basis. Shipping and handling activities primarily occur after a customer obtains control and are considered fulfillment costs rather than separate performance obligations.

For standard products, we recognize revenue at a point in time when control passes to the customer. Absent substantial product acceptance clauses, this is based on the shipping terms. In instances where acceptance of the product and installation services are specified by the customer, revenue is deferred until such required acceptance criteria have been met. For custom products that require engineering and development based on customer requirements, we will recognize revenue over time using the output method for any items shipped and any finished goods or work in process that is produced for balances of open sales orders. For extended warranties and product rentals, revenue is recognized over time using the output method based on the time elapsed for the warranty or service period. In the case of warranties, we record a contract liability for amounts billed but that are not recognized until subsequent periods. A separate contract liability is recorded for the cost associated with warranty repairs based on our estimate of future expenses. For testing services where we are performing testing on an asset the customer controls, revenue is recognized over time by the output method using the performance to date. For training where the customer is receiving the benefit of training as it is occurring and for repairs to a customer-controlled asset, revenue is recognized over time by the output method using the performance to date.
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

Research and Development Contracts

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

Income Taxes

We are subject to income taxes primarily in the United States and United Kingdom. We estimate our tax liability through calculating our current tax liability, together with assessing temporary and permanent differences resulting from the different treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which we record on our balance sheet. Management then assesses the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the net deferred tax asset, management considers factors such as future reversals of existing taxable temporary differences, taxable income in prior carry back years, whether carry back is permitted under the tax law, tax planning strategies and estimated future taxable income exclusive of reversing temporary differences and carryforwards. To the extent that we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to reduce their net carrying value. As of December 31, 2021, our valuation allowance was $3.8 million.
The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realizing these benefits is considered more likely than not. Because we have NOLs carried over from a previously acquired company that are limited under Section 382, the deferred tax assets of $1.0 million as of December 31, 2021 are expected to be realized over an extended period of time (with continued earnings realized ratably through 2033). In 2021, we generated an additional NOL carryforward of $1.5 million for which will have an indefinite carryforward period.
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
Our future effective tax rates could be adversely affected if actual earnings are different than our estimates, by changes in the valuation of our deferred tax assets or liabilities, outcomes resulting from income tax examinations, or by changes or interpretations in tax laws, regulations or accounting principles.
Intangible Assets
Definite-lived intangible assets are amortized over their respective estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives. As of December 31, 2021, our intangible assets, which were primarily acquired from previous acquisitions, consisted of developed technology, trade names / trademarks, backlog and customer relationships with a total carrying value of $17.2 million.
Goodwill
Goodwill is tested annually for impairment as of the first day of our fourth quarter (October 1st) and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of December 31, 2021, we had two reporting units, Luna and OptaSense, both of which contained goodwill. Our goodwill impairment evaluation consisted of a qualitative assessment. A qualitative assessment can be performed to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, we compare the fair value of each reporting unit to its carrying value using a quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.

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
As of December 31, 2021, the carrying value of our goodwill was $19.0 million. We completed our annual goodwill impairment test in the fourth quarter of 2021 and determined that no impairment existed.
Business Combinations
We account for business combinations under the acquisition method of accounting, in accordance with ASC 805 - Business Combinations. Under ASC 805, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of acquisition consideration over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of acquired intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including the discount rate, revenue growth rates, projected gross margins, and estimated research and development expenses.

Results of Operations

    The following table shows information derived from our consolidated statements of operations expressed as a percentage of total revenues for the periods presented.

	Years ended December 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	41.1	39.3
Gross profit	58.9	60.7
Operating expense	61.9	59.3
Operating (loss)/income	(3.0)	1.4
Total other (expense)/income	(0.5)	0.2
(Loss)/income from continuing operations before income taxes	(3.5)	1.6
Income tax benefit	2.3	0.8
Net (loss)/income from continuing operations	(1.2)	2.3
Income from discontinued operations, net of income taxes	2.8	3.3
Net income	1.6%	5.6%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues
    Revenues for the year ended December 31, 2021 increased $28.4 million, or 48%, to $87.5 million compared to $59.1 million for the year ended December 31, 2020. The vast majority of the increase in revenues was due to the revenues from OptaSense which was acquired in December 2020.
Cost of Revenues
    Cost of revenues increased $12.7 million or 55% to $36.0 million for the year ended December 31, 2021 compared to $23.2 million for the year ended December 31, 2020. This increase in cost of revenues primarily resulted from the OptaSense revenues and higher sales volume in communications testing products.
Our overall gross margin for the year ended December 31, 2021 was 59% compared to 61% for the year ended December 31, 2020. This decrease was primarily driven by product mix and increased commodity costs.
Operating Expense

	Years ended December 31,
(in thousands)	2021	2020	$ Difference	% Difference
Selling, general and administrative expense	$43,956	$28,353	$15,603	55.0%
Research, development and engineering expense	10,190	6,714	3,476	51.8%
Total operating expense	$54,146	$35,067	$19,079	54.4%
Selling, general and administrative expense increased $15.6 million to $44.0 million for the year ended December 31, 2021 compared to $28.4 million for the year ended December 31, 2020. Selling, general and administrative expense increased primarily due to the acquired OptaSense operations, integration costs, amortization of intangible assets and variable costs supporting our sales growth.
Research, development and engineering expenses increased $3.5 million to $10.2 million for the year ended December 31, 2021 compared to $6.7 million for the year ended December 31, 2020 primarily due to the acquired OptaSense operations.
Acquisition related expense consisted primarily of investment banking, legal and consulting fees incurred in connection with our acquisition of OptaSense for the year ended December 31, 2020. There was no acquisition related expense for the year ended December 31, 2021.

The loss on sale of property and equipment in 2020 was primarily due to the sale of one of our buildings and related fixed assets in order to consolidate operations.
(Loss)/Income from Continuing Operations Before Income Taxes
During the year end December 31, 2021, we recognized a loss from continuing operations before income taxes of $3.1 million compared to income of $0.9 million for the year ended December 31, 2020.
Income Tax Benefit

    For the years ended December 31, 2021 and December 31, 2020, we recorded an income tax benefit of $2.0 million and $0.5 million, respectively. The income tax benefit for 2021 was primarily related to the pre-tax loss and deductions on vested RSUs and stock option exercises during the year. The income tax benefit for 2020 was primarily related to R&D tax credits.
Net Income from Discontinued Operations
For the years ended December 31, 2021 and December 31, 2020, we recognized income from discontinued operations, net of income taxes, of $2.5 million and $1.9 million, respectively. The results of our discontinued operations for both years include the operations of our Luna Lab segment that is classified as held for sale. For the year ended December 31, 2020, our net income from discontinued operations included a $1.4 million after-tax loss on the sale of our High Speed Optical Receiver business.
Liquidity and Capital Resources

At December 31, 2021, our total cash and cash equivalents were $17.1 million. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments, (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock. As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis. In March 2022, we completed the disposition of Luna Labs and the acquisition of LIOS Sensing, which are discussed elsewhere in this Form 10-K. The LIOS Sensing acquisition price of $22.1 million was funded from $13.0 million of initial proceeds from the disposition of Luna Labs with the remainder of funding coming from availability under our revolver and operating cash.

We believe that the key factors that could affect our internal and external sources of cash include:

•Changes in demand for our products, including as a result of the COVID-19 pandemic, competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, our ability to make progress on the achievement of our business strategy goals, and our ability to make the research and development expenditures required to remain competitive in our business.

•Our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

On December 1, 2020 (the “Effective Date”), we entered into a Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, as lender (the “Lender”) and our domestic subsidiaries as guarantors. The Loan Agreement provides a $12.5 million term loan facility (the “Term Loan”) and a $15.0 million revolving credit facility (the “Revolving Line”), which include a $3.0 million letter of credit sublimit. On the Effective Date, we borrowed the full amount of the Term Loan from the Lender pursuant to a term note (the “Term Note”) and a $7.6 million revolving loan (the “Revolving Loan”) pursuant to a revolving line of credit note (the “Revolving Line of Credit Note”). We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note. We used the proceeds from the Term Loan and the Revolving Loan to pay, in part, the consideration for the acquisition of OptaSense in December 2020.

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

As of December 31, 2021, we had outstanding borrowings under our Term Loan and Revolving Loan of $8.3 million and $7.6 million, respectively. Additional details of our Loan Agreement can be found in Note 10, "Debt" in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

We believe that our cash and cash equivalents as of December 31, 2021 in addition to amounts available to us under our Revolving Line will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents and borrowing capacity under the Revolving Line described above, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
Discussion of Cash Flows

	Years ended December 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$4,483	$2,856
Net cash used in investing activities	(1,768)	(34,159)
Net cash (used in)/provided by financing activities	(1,264)	21,649
Net increase/(decrease) in cash and cash equivalents	$1,451	$(9,654)
During 2021, net cash provided by operating activities was $4.5 million which increased by $1.6 million from 2020. The increase in net cash provided by operating activities was primarily due to modest growth in working capital in 2021 compared to a more significant growth in working capital in the prior year, partially offset by lower net income in 2021.
During 2021, cash used in investing activities was significantly less than the prior year due to the acquisition of OptaSense and another smaller company totaling $34.1 million in 2020. Excluding acquisitions, cash used in investing increased by $1.7 million primarily due to increased capital expenditures for normal business needs and the absence of proceeds from the sale of property and equipment and facility classified as discontinued operations in 2020.
During 2021, cash used in financing activities was $1.3 million, compared to cash provided by financing activities of $21.6 million in 2020, due to proceeds of $20.0 million from new borrowings used to fund the acquisition of OptaSense in 2020. Excluding the prior year debt borrowings, cash used in financing activities increased by $2.9 million in 2021 due to scheduled repayments of bank debt of $4.1 million partially offset by a $1.2 million increase in proceeds from exercises of stock options and purchases under our employee stock purchase plan.

Summary of Cash Requirements
The following table sets forth information concerning our current and long-term material cash requirements as of December 31, 2021 that are fixed and determinable.

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years
Debt financing (1)	$15,840	$4,167	$11,673	$—
Operating facility leases (2)	6,061	2,270	3,078	713
Finance leases (3)	207	53	106	48
Purchase order obligation (4)	1,800	1,800	—	—
Total	$23,908	$8,290	$14,857	$761

(1)In December 2020, we entered into a Loan Agreement with the Lender which provided us with a $12.5 million Term Loan and a $15.0 million Revolving Line. We borrowed the full amount of the Term Loan, subject to quarterly repayments, and $7.6 million against the Revolving Line. The Term Loan matures in December 2023 and the Revolving Line expires in December 2023.
(2)We lease our facilities for all of our locations under operating leases that as of December 31, 2021, are scheduled to expire between March 2022 and August 2026. Upon expiration of our office leases, we may exercise certain renewal options as specified in the leases. Rental payments associated with these option periods are not included in the table above.
(3)Our office equipment leases expire in 2022 and 2025, respectively.
(4)Purchase order obligations included outstanding orders for inventory purchases. In 2021, we executed non-cancelable purchase orders for a total amount of $2.3 million for multiple shipments of tunable lasers and component parts to be delivered over periods up to 12 months beginning in August 2021 and November 2021.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Loan with variable interest rates based on LIBOR plus a margin as defined in the credit agreement governing the Term Loan and Revolving Loan. As of December 31, 2021, we had outstanding borrowings under our Term Loan and Revolving Loan of $8.3 million and $7.6 million, respectively, at the weighted-average variable interest rates of 2.4% and 2.4%, respectively. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows by approximately $0.05 million.
Foreign Currency Exchange Rate Risk
Following our acquisition of OptaSense in December 2020, and subsequently LIOS Sensing in March 2022, we are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their functional currencies. As of December 31, 2021, our exposure to foreign currency rate fluctuations is not material to our financial condition or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Luna Innovations Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Luna Innovations Incorporated

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Luna Innovations Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for fixed price contracts
As described further in Note 1 to the consolidated financial statements, the Company performs technology research under fixed price contracts with the associated revenue recognized over time. The Company has revenue from fixed price contracts in both revenue from continuing operations as well as in net loss from discontinued operations. For fixed price revenue contracts recognized over time, management utilizes the input method to measure progress toward the complete satisfaction of the performance obligations based upon the cost incurred to date as a percentage of the total estimated cost. We identified revenue recognition for fixed price contracts as a critical audit matter.

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

Philadelphia, Pennsylvania
March 14, 2022

Luna Innovations Incorporated
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$17,128	$15,366
Accounts receivable, net	20,913	21,928
Contract assets	5,166	4,139
Inventory	22,493	23,062
Prepaid expenses and other current assets	3,793	4,434
Assets held for sale	12,952	6,540
Total current assets	82,445	75,469
Property and equipment, net	2,988	2,917
Intangible assets, net	17,177	19,994
Goodwill	18,984	18,121
Operating lease right-of-use asset	5,075	5,984
Other non-current assets	247	369
Deferred tax asset	3,321	1,689
Non-current assets held for sale	—	6,459
Total assets	$130,237	$131,002
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt obligations	$4,167	$4,167
Accounts payable	2,809	2,851
Accrued and other current liabilities	9,258	11,325
Contract liabilities	4,649	6,147
Current portion of operating lease liability	2,101	1,876
Current liabilities held for sale	9,703	3,719
Total current liabilities	32,687	30,085
Long-term debt obligations	11,673	15,817
Long-term portion of operating lease liability	3,509	5,034
Other long-term liabilities	445	410
Non-current liabilities held for sale	—	5,214
Total liabilities	48,314	56,560
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 33,855,725 and 32,724,512 shares issued, 32,116,270 and 31,024,537 shares outstanding at December 31, 2021 and 2020, respectively	34	33
Treasury stock at cost, 1,744,206 and 1,699,975 shares at December 31, 2021 and 2020, respectively	(5,248)	(4,789)
Additional paid-in capital	98,745	92,403
Accumulated deficit	(11,575)	(12,957)
Accumulated other comprehensive loss	(33)	(248)
Total stockholders’ equity	81,923	74,442
Total liabilities and stockholders’ equity	$130,237	$131,002

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations
 (in thousands, except share and per share data)

	Years ended December 31,
	2021	2020

Revenue	$87,513	$59,115
Cost of revenue	35,957	23,235
Gross profit	51,556	35,880
Operating expense:
Selling, general and administrative	43,956	28,353
Research, development and engineering	10,190	6,714
Total operating expense	54,146	35,067
Operating (loss)/income	(2,590)	813
Other income/(expense):
Other income, net	—	50
Investment income	—	67
Interest expense, net	(479)	(25)
Total other (expense)/income	(479)	92
(Loss)/income from continuing operations before income taxes	(3,069)	905
Income tax benefit	1,980	455
Net (loss)/income from continuing operations	(1,089)	1,360
Income from discontinued operations, net of income tax expense of $584 and $339	2,471	1,931
Net income	$1,382	$3,291

Net (loss)/income per share from continuing operations:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04
Net income per share from discontinued operations:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06
Net income per share attributable to common stockholders:
Basic	$0.04	$0.11
Diluted	$0.04	$0.10
Weighted average shares:
Basic	31,658,085	30,669,874
Diluted	31,658,085	32,578,757

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Comprehensive Income
 (in thousands)

	Years ended December 31,
	2021	2020
Net income	$1,382	$3,291
Other comprehensive income/(loss)	215	(248)
Total other comprehensive income	$1,597	$3,043

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity
 (in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$		$
Balance, January 1, 2020, as previously reported	30,149,105	$32	1,639,791	$(4,337)	$88,022	$(16,248)	$—	$67,469
Exercise of stock option	792,466	1	—	—	2,275	—	—	2,276
Stock-based compensation	83,935	—	—	—	2,134	—	—	2,134
Deferred compensation issuance	47,377	—	—	—	78	—	—	78
ESPP issuance	93,368	—	—	—	456	—	—	456
Forfeitures of restricted stock	(81,530)	—	—	—	(562)	—	—	(562)
Purchase of treasury stock	(60,184)	—	60,184	(452)	—	—	—	(452)
Net income	—	—	—	—	—	3,291	—	3,291
Foreign currency translation adjustment	—	—	—	—	—	—	(248)	(248)
Balance, December 31, 2020	31,024,537	$33	1,699,975	$(4,789)	$92,403	$(12,957)	$(248)	$74,442
Exercise of stock option	818,267	1	—	—	2,256	—	—	2,257
Stock-based compensation	169,793	—	—	—	2,955	—	—	2,955
ESPP issuance	147,724	—	—	—	1,131	—	—	1,131
Purchase of treasury stock	(44,051)	—	44,051	(459)	—	—	—	(459)
Net income	—	—	—	—	—	1,382	—	1,382
Foreign currency translation adjustment	—	—	—	—	—	—	215	215
Balance, December 31, 2021	32,116,270	$34	1,744,026	$(5,248)	$98,745	$(11,575)	$(33)	$81,923

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows
 (in thousands, except share data)

	Years ended December 31,
	2021	2020
Cash flows provided by operating activities:
Net income	$1,382	$3,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,628	2,970
Stock-based compensation	2,955	2,134
Loss on sale and disposal of property and equipment	—	644
Loss from discontinued operations, net of tax	—	1,436
Deferred tax asset	(1,501)	(522)
Bad debt expense	393	127
Changes in operating assets and liabilities:
Accounts receivable	(280)	(3,292)
Contract assets	(1,672)	(1,504)
Inventory	939	(1,550)
Prepaid expenses and other current assets	582	(2,203)
Other long-term assets	—	(3)
Accounts payable and accrued liabilities	(3,213)	1,143
Contract liabilities	186	(29)
Other long-term liabilities	84	214
Net cash provided by operating activities	4,483	2,856
Cash flows used in investing activities:
Acquisitions, net of cash acquired	—	(34,102)
Acquisition of property and equipment	(1,412)	(681)
Proceeds from sale of property and equipment	—	403
Intangible property costs	(356)	(379)
Proceeds from sale of discontinued operations	—	600
Net cash used in investing activities	(1,768)	(34,159)
Cash flows (used in)/provided by financing activities:
Proceeds from debt obligations	—	19,984
Payments on debt obligations	(4,144)	—
Payments on finance lease obligations	(48)	(53)
Purchase of common stock	(459)	(452)
Proceeds from ESPP	1,131	456
Proceeds from the exercise of options and warrants	2,256	1,714
Net cash (used in)/provided by financing activities	(1,264)	21,649
Net change in cash and cash equivalents	1,451	(9,654)
Effect of exchange rate changes on cash and cash equivalents	311	14
Cash and cash equivalents—beginning of period	15,366	25,006
Cash and cash equivalents—end of period	$17,128	$15,366
Supplemental disclosure of cash flow information
Cash paid for interest	$458	$4
Net cash received/(paid) for income taxes	$113	$(1,244)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Luna Innovations Incorporated ("we," "our" or the "Company”), headquartered in Roanoke, Virginia, was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003. We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries; and distributed fiber optic sensing solutions that measure, or “sense,” the structures for industries ranging from aerospace, automotive, energy, oil and gas, security and infrastructure.
Consolidation Policy
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include our accounts and the accounts of our wholly-owned subsidiaries. We eliminate from our financial results all intercompany transactions. We reclassified $2,204 of previously separately reported acquisition related expenses in 2020 into selling, general, and administrative expense, to conform with current year presentation.
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
Products and Services
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

We evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. We recognize revenue when the performance obligation has been satisfied by transferring control of the product or service to the customer. For tangible products that contain software that is essential to the tangible product’s functionality, we consider the product and software to be a single performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on their relative stand-alone selling prices. In such circumstances, we use the observable price of goods or services which are sold separately in similar circumstances to similar customers. If these prices are not observable, then we will estimate the stand-alone selling price using information that is reasonably available. For the majority of our standard products and services, price list and discount structures related to customer type are available. For products and services that do not have price list and discount structures, we use the residual approach. The residual approach decreases the total transaction price by the sum of the observable standalone selling prices if either the company sells the same good or services to different customers for a broad range of amounts or the company has not established a price for the good or service and that good or service has not been sold on a standalone basis. Shipping and handling activities primarily occur after a customer obtains control and are considered fulfillment costs rather than separate performance obligations.

For standard products, we recognize revenue at a point in time when control passes to the customer. Absent substantial product acceptance clauses, this is based on the shipping terms. In instances where acceptance of the product and installation services are specified by the customer, revenue is deferred until such required acceptance criteria have been met. For custom products that require engineering and development based on customer requirements, we will recognize revenue over time using the output method for any items shipped and any finished goods or work in process that is produced for balances of open sales orders. For extended warranties and product rentals, revenue is recognized over time using the output method based on the time elapsed for the warranty or service period. In the case of warranties, we record a contract liability for amounts billed but that are not recognized until subsequent periods. A separate contract liability is recorded for the cost associated with warranty repairs based on our estimate of future expenses. For testing services where we are performing testing on an asset the customer controls, revenue is recognized over time by the output method using the performance to date. For training where the customer is receiving the benefit of training as it is occurring and for repairs to a customer-controlled asset, revenue is recognized over time by the output method using the performance to date.
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
Research and Development Contracts

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

Under the typical payment terms of our U.S. government contracts, the customer pays us either performance-based payments ("PBPs") or progress payments. PBPs, which are typically used in firm fixed price contracts, are interim payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments, which are typically used in our cost type contracts, are interim payments based on costs incurred as the work progresses. For our U.S. government cost-type contracts, the customer generally pays us during the performance period for 80% to 90% of our actual costs incurred. Because the customer retains a small portion of the contract price until completion of the contract and audit of allowable costs, cost type contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments and PBPs paid in advance which are in excess of the revenue recognized and present these amounts as contract liabilities on the balance sheet.

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
Allowance for Uncollectible Receivables
Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bare on the ultimate collection of such amounts. The allowance was $0.9 million at each of December 31, 2021 and 2020.
Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. To date, we have not incurred losses related to cash and cash equivalents. Our foreign currency risk on cash and cash equivalents held outside of the US is not material. Cash equivalents at December 31, 2021 and 2020 included $1.0 million and $3.1 million, respectively, invested in U.S. Treasury obligations through a sweep account with our bank. The full value of amounts invested through the sweep account are convertible to cash on a daily basis. Our cash transactions are processed through reputable commercial banks. We regularly maintain cash balances with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2021 and 2020, we had approximately $9.5 million and $7.5 million, respectively, in excess of FDIC insured limits.
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
Intangible Assets, net
Intangible assets consist of patents related to certain intellectual property that we have developed or acquired, and identifiable intangible assets recognized in connection with our acquisition of OptaSense Holdings Ltd. ("OptaSense") in December 2020 and other companies prior to 2020. We amortize our identified intangible assets over their estimated useful lives ranging between one and fifteen years and analyze the reasonableness of the remaining useful life whenever events or circumstances indicate that the carrying amount may not be recoverable to determine whether their carrying value has been impaired.
Goodwill
Goodwill is tested annually for impairment as of the first day of our fourth quarter (October 1st) and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. As of December 31, 2021, we had two reporting units, Luna and OptaSense, both of which contained goodwill. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair value. Our goodwill impairment evaluation consisted of a qualitative assessment. A qualitative assessment can be performed to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, we compare the fair value of each reporting unit to its carrying value using a quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.

For the quantitative assessment, the fair value of each reporting unit is estimated using a combination of an income approach using a discounted cash flow ("DCF") analysis and a market-based valuation approach based on comparable public company trading values. Determining the fair value of a reporting unit requires the exercise of significant management judgment, including the amount and timing of projected future revenues, earnings and cash flows after considering factors such as recent operating performance, general market and industry conditions, existing and expected future contracts, changes in working capital and long-term business plans and growth initiatives. The carrying value of each reporting unit includes the assets and liabilities employed in its operations and goodwill. There are no significant allocations of amounts held at the corporate level to the reporting units. We have not recorded any goodwill impairment for the years ended December 31, 2021 and 2020.
Research, Development and Engineering
Research, development and engineering expense not related to contract performance is expensed as incurred. We expensed $10.2 million and $6.7 million of non-contract related research, development and engineering expense for the years ended December 31, 2021 and 2020, respectively.
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
The effect of 1.9 million common stock equivalents are included for the diluted per share data for the year ended December 31, 2020. Accrued stock dividends and stock options are included in our common stock equivalents for the years ended December 31, 2021 and 2020.
Stock-Based Compensation
We have two stock-based compensation plans, which are described further in Note 12. We recognize compensation expense based upon the fair value of the underlying equity award as of the date of grant. We have elected to use the Black-Scholes option pricing model to value any stock options granted. Restricted stock and restricted stock units awarded are valued at the closing price of our common stock on the date of the award. We recognize stock-based compensation for such awards on a straight-line basis over the requisite service period of the awards taking into account the effects of the expected exercise. We reduce stock-based compensation expense for the value of any forfeitures of unvested awards as such forfeitures occur.
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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance was effective for us beginning in the first quarter of fiscal year 2021. We adopted ASU 2019-12, effective January 1, 2021. The adoption of ASU 2019-12 did not have a significant impact on our consolidated financial statements.

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

2.    Discontinued Operations
We actively marketed our Luna Labs segment to prospective buyers during 2021 as part of our growth strategy for our Lightwave segment. After advancing those marketing efforts during our third quarter of 2021, we previously determined that our Luna Labs segment met held-for-sale and discontinued operations accounting criteria as of September 30, 2021. Accordingly, we have separately reported the results of our Luna Labs segment as discontinued operations in our consolidated statements of operations for the years ended December 31, 2021 and 2020, and presented the related assets and liabilities as held for sale in the consolidated balance sheets as of December 31, 2021 and 2020. These changes have been applied to all periods presented. We completed the sale of substantially all of our equity interests in Luna Labs in March 2022, as described in Note 19, Subsequent Events.

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

	Years ended December 31,
	2021	2020
Revenues	$23,722	$23,566
Cost of revenues	19,009	17,259
Gross profit	4,713	6,307
Selling, general and administrative expenses	1,634	1,493
Research, development & engineering expenses	24	—
Loss on sale and disposal of property and equipment	—	644
Operating income	3,055	4,170
Income tax expense	584	803
Net income from discontinued operations, net of tax	$2,471	$3,367

During the year ended December 31, 2020, we recognized a loss from discontinued operations of $1.4 million, net of income tax benefit of $0.5 million, related to a previous sales transaction.

Assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheets as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable, net	$2,967	$3,023
Inventory, net	282	535
Contract assets	4,051	3,291
Prepaid expenses and other current assets	132	76
Property and equipment, net (1)	330	391
Intangible assets, net (1)	165	115
Operating lease ROU asset (1)	4,884	5,297
Other assets (1)	141	271
Assets held for sale	$12,952	$12,999

Accounts payable	1,042	1,542
Accrued liabilities	821	883
Contract liabilities	2,626	948
Current portion of operating lease ROU liability	388	346
Long-term portion of operating lease ROU liability (1)	4,826	5,214
Liabilities associated with assets held for sale	$9,703	$8,933
(1) The classification of these line items remains long-term as of December 31, 2020. Accordingly, these lines are included within the respective non-current asset or liability held for sale line in the consolidated balance sheet as of December 31, 2020.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash information related to discontinued operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020
Depreciation and amortization	$112	$198
Share-based compensation	129	47

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

For the period from the closing of the OptaSense acquisition through December 31, 2020, we recognized revenue of $1.5 million and an operating loss of $0.9 million. OptaSense's operating loss for the period from the closing of the acquisition through December 31, 2020 included $0.1 million in amortization expense for the acquired intangibles and step-up in value of acquired inventory. The amortization expense for the acquired intangibles is included selling, general and administrative expense in our consolidated statements of operations.

New Ridge Technologies

On October 29, 2020, we acquired New Ridge Technologies ("NRT"), a small company that develops and manufactures fiber optic test and measurement equipment and advanced fiber optic subsystems primarily for telecommunication and radio-over-fiber applications. NRT's acquired operations will be integrated into, and reported as a part of, our Lightwave segment. This acquisition supports our growth strategy in the communications test arena. The total consideration was $0.6 million, which consisted of $0.4 million paid at closing and $0.2 million of contingent consideration related to an earn-out provision. We recorded $0.02 million of goodwill upon the completion of the purchase consideration allocation. Depending on the achievement of certain metrics during the two years following closing, we may pay the seller up to $0.1 million in contingent consideration related to the earn-out provision.

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

The following table summarizes the allocation of the purchase consideration for the acquisition of OptaSense (excluding cash of $5.2 million):

(in thousands)
Accounts receivable	$4,534
Contract assets	1,513
Inventory	12,793
Other current assets	1,026
Property and equipment	1,247
Identifiable intangible assets	11,263
Goodwill	8,520
Right of use asset	2,151
Other long-term assets	22
Accounts payable and accrued expenses	(3,925)
Contract liabilities	(3,259)
Other current liabilities	(862)
Long-term operating lease liability	(1,335)
Total purchase consideration	$33,688

During the second quarter of 2021, we obtained new information about facts and circumstances related to the acquisition of OptaSense that existed as of the acquisition date that resulted in a change in the fair value of assets and liabilities recognized. Accordingly, the fair values of assets and liabilities have been revised as of the acquisition date, resulting in an increase in goodwill of $0.9 million, which was primarily related to an adjustment of accounts receivable. During the third quarter of 2021, we completed the purchase accounting for OptaSense with no additional measurement period adjustments.

The identifiable intangible assets and their estimated useful lives were as follows:

	Estimated
	Useful Life	(in thousands)
Developed technology	10 years	$7,379
Trade names and trademarks	15 years	2,580
Backlog	3 years	699
Customer relationships	5 years	605
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

Trade names and trademarks are considered a type of guarantee of a certain level of recognizability, quality or performance represented by the OptaSense brand. Trade names and trademarks were valued using the "relief from royalty" method under the income approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of these assets. A discount rates of 17.5% was used to discount the cash flows to the present value.

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

Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the acquisition of OptaSense had been completed on January 1, 2019. The pro forma information includes adjustments to depreciation expense for property and equipment acquired and amortization expense for the intangible assets acquired and the elimination of transaction expenses recognized in each period. Transaction-related expenses associated with the acquisition of OptaSense and excluded from pro forma income from continuing operations were $2.2 million for the year ended December 31, 2020.

The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations or the combined business had the acquisitions of OptaSense occurred on January 1, 2019, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

For the year ended
December 31, 2020
(in thousands)	(unaudited)
Revenue	$103,971

Income from continuing operations	$1,364

4.    Accounts Receivable, net

Accounts receivable, net, consists of the following:

	December 31,
(in thousands)	2021	2020
Billed	$21,790	$22,395
Other	48	419
	21,838	22,814
Less: allowance for doubtful accounts	(925)	(886)
Accounts receivable, net	$20,913	$21,928

5.    Inventory

Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory are as follows:

	December 31,
(in thousands)	2021	2020
Finished goods	$10,087	$11,547
Work-in-process	2,318	1,425
Raw materials	10,088	10,090
Inventory	$22,493	$23,062

6.    Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,
(in thousands)	2021	2020
Building	$226	$—
Equipment	10,255	4,141
Furniture and fixtures	1,316	345
Software	72	106
Leasehold improvements	2,292	2,088
Construction in process	646	185
	14,807	6,865
Less—accumulated depreciation	(11,819)	(3,948)
Property and equipment, net	$2,988	$2,917
Depreciation for the years ended December 31, 2021 and 2020 was approximately $1.4 million and $1.0 million, respectively, and is included primarily in selling, general and administrative expense in our consolidated statements of operations.

7.    Intangible Assets, net

Intangible assets, net consist of the following:

		December 31,
(in thousands)	Estimated Life	2021	2020
Patent costs	1 - 18 years	$9,230	$3,595
Developed technology	5 - 10 years	14,440	17,344
In-process research and development	N/A	2,732	1,580
Customer base	5 - 7 years	700	1,302
Trade names	3 - 15 years	550	3,122
Backlog	3 years	—	696
		27,652	27,639
Accumulated amortization		(10,475)	(7,645)
Intangible assets, net		$17,177	$19,994
Amortization for the years ended December 31, 2021 and 2020 was approximately $3.1 million and $1.7 million, respectively, and is included primarily in selling, general and administrative expense in our consolidated statements of operations.
Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2021, for each of the next five years and beyond is as follows:

(in thousands)
Year Ending December 31,
2022	$2,896
2023	2,807
2024	2,403
2025	2,087
2026	1,756
2027 and beyond	5,228
$17,177

    We did not recognize any intangible asset impairment charges during the years ended December 31, 2021 or 2020.

8.    Goodwill

    The change in the carrying value of goodwill during the years ended December 31, 2021 and December 31, 2020 were as follows:

(in thousands)
Balance as of December 31, 2019	$10,542
Goodwill resulting from business acquisition	7,637
Measurement period adjustment	(58)
Balance as of December 31, 2020	18,121
Measurement period adjustment	929
Foreign currency translation	(66)
Balance as of December 31, 2021	$18,984

After completing a qualitative assessment of our goodwill during the fourth quarter of 2021, we concluded the carrying value of goodwill was not impaired as of December 31, 2021.

9.     Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Accrued compensation	$6,798	$8,221
Contingent consideration	225	225
Accrued professional fees	503	825
Accrued income tax	328	281
Current portion of finance lease liability	48	48
Accrued interest	17	42
Accrued royalties	—	456
Accrued liabilities-other	1,339	1,227
Total accrued liabilities	$9,258	$11,325

10.    Debt

Long-term debt consists of the following:

	Years ended December 31,
(in thousands)	2021	2020
Term Loan (net of debt issuance costs of $44, 2.43% at December 31, 2021)	$8,290	$12,434
Revolving Loan (2.43% at December 31, 2021)	7,550	7,550
	15,840	19,984
Less: Current portion of long-term debt obligations	(4,167)	(4,167)
Long-term debt obligations	$11,673	$15,817

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

The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, financial covenants regarding minimum net leverage and fixed charge coverage, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of December 31, 2021.
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

Former Debt Arrangements
On December 1, 2020, we terminated our former loan agreement with Silicon Valley Bank. As of the time of termination, there were no amounts outstanding under the loan agreement.
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

Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2022	$4,167
2023	11,673
Total	$15,840

Interest expense, net for the years ended December 31, 2021 and 2020 consisted of the following:

	Years ended December 31,
(in thousands)	2021	2020
Interest expense on Term Loans	$247	$26
Interest expense on Revolving Line of Credit	164	16
Amortization of debt issuance costs	44	2
Other interest expense	27	5
Interest income	(3)	(24)
Total interest expense, net	$479	$25

11.     Leases

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

    The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities. As of December 31, 2021, we had no operating or finance leases that have not yet commenced.

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
Operating lease costs	$2,303	$1,647
Variable rent costs	(188)	133
Total rent expense	$2,115	$1,780

    Future minimum lease payments under non-cancelable operating and finance leases were as follows as of December 31, 2021:

(in thousands)
Year Ending December 31,	Operating Leases	Finance Leases
2022	$2,270	$53
2023	1,785	53
2024	1,293	53
2025	609	48
2026	104	—
2027 and beyond	—	—
Total future minimum lease payments	6,061	207
Less: Interest	451	11
Total lease liabilities	$5,610	$196

Current lease liability	$2,101	$48
Long-term lease liability	3,509	148
Total lease liabilities	$5,610	$196

Other information related to leases is as follows:

	Year Ended
(in thousands, except weighted-average data)	December 31, 2021	December 31, 2020
Finance lease cost:
Amortization of right-of-use assets	$48	$46
Interest on lease liabilities	4	5
Total finance lease cost	$52	$51

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,115	$1,647
Finance cash flows from finance leases	$48	$53
Right-of-use assets obtained in exchange for new operating lease liabilities	$865	$10,740
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$247
Weighted-average remaining lease term (years) - operating leases	8	6.3
Weighted-average remaining lease term (years) - finance leases	3.9	4.9
Weighted-average discount rate - operating leases	9%	5%
Weighted-average discount rate - finance leases	3%	2%

12.    Stockholders’ Equity
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

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(in thousands, except share, per share and weighted-average data)
Balance at January 1, 2019	3,160,397	$1.18 - 7.37	$2.72	$14,460	1,835,799	$2.28	$9,198
Forfeited	(108,515)	$1.27 - 7.59	3.66
Exercised	(792,466)	$1.21 - 4.43	2.80
Granted	70,000	$6.27 - 7.59	6.65
Balance at December 31, 2020	2,329,416	$1.18 - 7.59	$2.76	$16,574	1,408,119	$2.26	$10,734
Forfeited	(58,860)	$3.37 - $11.40	5.91
Exercised	(818,267)	$1.18 - $7.59	2.73
Granted	80,735	$11.00 - $11.94	9.13
Balance at December 31, 2021	1,533,024	$1.18 - 11.40	$3.00	$8,439	1,050,177	$2.45	$6,314

(1)The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2021	2020
Risk-free interest rate range	0.975%	0.685%
Expected life of option-years	7	7
Expected stock price volatility	55%	63%
Expected dividend yield	—%	—%
The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon the average historical volatility of our common stock over the period commensurate with the expected term of the related instrument. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups, executives and non-executives, within our company. We do not currently pay dividends on our common stock nor do we expect to in the foreseeable future.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2020	$1.18 - 7.59	2,329,416	6.04	$2.76	1,408,119	4.73	$2.2568
Year ended December 31, 2021	$1.18 - 11.40	1,533,024	4.73	$3.00	1,050,177	3.95	$2.45

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2020	$3,322	$3,178
Year ended December 31, 2021	$6,288	$2,571

For the years ended December 31, 2021 and 2020, the weighted average grant date fair value of options granted was $11.30 and $6.65 per share, respectively. We estimate the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2021, the weighted average remaining service period is 7.0 years.
Unamortized stock option expense at December 31, 2021 that will be amortized over the weighted-average remaining service period of 1.6 years totaled $1.2 million.
Restricted Stock and Restricted Stock Units

Historically, we have granted shares of restricted stock to certain employees that have vested in three equal annual installments on the anniversary dates of their grant. However, beginning in 2019, we altered our approach for these grants to replace the grant of restricted stock subject to time-based vesting with the grant of a combination of restricted stock units ("RSUs") subject to time-based vesting and performance-based vesting. Each RSU represents the contingent right to receive a single share of our common stock upon the vesting of the award. For the year ended December 31, 2021, we granted an aggregate of 281,384 RSUs to certain employees. Of the RSUs granted during 2021, 235,634 of such RSUs are subject to time-based vesting and are scheduled to vest in three equal annual installments on the anniversary dates of the grant. The remaining 45,750 RSUs are performance-based awards that will vest based on our achievement of long-term performance goals, in particular, based on our levels of 2023 revenue and operating income. The 45,750 shares issuable upon vesting of the performance-based RSUs represent the maximum payout under our performance-based awards, based upon 150% of our target performance for 2023 revenue and operating income (the payout of such awards based on target performance for 2023 revenue and operating income would be 41,300 shares). In the case of the time-based and performance-based RSUs, vesting is also subject to the employee's continuous service with us through vesting. In 2021, 93,333 shares of restricted stock and 91,232 RSUs granted to employees vested.

In addition, in conjunction with our 2019, 2020 and 2021 Annual Meetings of Stockholders, we granted RSUs to certain members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy (other members of our Board of Directors elected to receive their annual equity compensation for Board service in the form of stock units under our Deferred Compensation Plan as described below). RSUs granted to our non-employee Directors vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting. In 2021 and 2020, we granted 3,384 and 10,652, respectively, RSUs to non-employee members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy. In 2021 and 2020, 10,652 and 11,600 RSUs granted to directors, respectively, vested.

The following table summarizes the number of unvested shares underlying our restricted stock awards and RSUs and the value of our unvested restricted stock awards and RSUs in 2021 and 2020:

(in thousands, except share and weighted-average share data)	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance at January 1, 2020	502,097	$3.32	$1,665
Granted	149,302	6.48	967
Vested	(221,932)	3.19	(708)
Forfeitures	—	—	—
Balance at December 31, 2020	429,467	$4.48	$1,924
Granted	281,384	10.71	3,014
Vested	(234,367)	4.22	(989)
Forfeitures	(7,500)	11.94	(90)
Balance at December 31, 2021	468,984	$8.58	$3,859
We recognized $3.0 million and $2.1 million in stock-based compensation expense, which is recorded in selling, general and administrative expense on the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.
Unamortized restricted stock and RSUs expense at December 31, 2021 that will be amortized over the weighted-average remaining service period of 1.6 years totaled $2.7 million.

Employee Stock Purchase Plan
On April 7, 2020, our board of directors approved, and on May 11, 2020, our stockholders approved, the Luna Innovations Incorporated 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The 2020 ESPP grants our eligible employees a purchase right to purchase up to that number of shares of common stock purchasable either with a percentage or with a maximum dollar amount, as designed by the Board of Directors, during the period that begins on the offering date and ends on the date stated in the offering. The maximum number of shares of common stock that may be issued under the 2020 ESPP is 1,200,000 shares. The 2020 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized over the six-month withholding period prior to the purchase date. For the years ended December 31, 2021 and 2020, we recognized $0.4 million and $0.2 million in share-based compensation expense related to the 2020 ESPP, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated statements of operations.
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
The following is a summary of our stock unit activity under the Deferred Compensation Plan for 2021 and 2020:

(in thousands, except stock units and weighted-average share data)	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, December 31, 2019	629,003	2.09	$4,585
Granted	53,757	6.62
Issued	(47,377)	1.65
Balance, December 31, 2020	635,383	2.41	$6,278
Granted	40,576	10.6
Issued	(47,377)	2.40
Balance, December 31, 2021	628,582	3.06	$5,334

As of December 31, 2021, 23,130 outstanding stock units had not yet vested.
Stock Repurchases

The Company has historically repurchased shares of its common stock during previous stock repurchase programs. The Company currently maintains all repurchased shares under those stock repurchase programs as treasury stock. In addition, the Company repurchased 44,051 and 60,184 shares of its common stock at an aggregate cost of $0.5 million and $0.5 million, or an average price of $10.41 and $7.51 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units in 2021 and 2020, respectively.

13.    Revenue Recognition

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by geographic location, customer type, contract type, timing of recognition, and major categories, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. We disaggregate revenue on the basis of where the physical goods are shipped. We also classify revenue by the customer type of entity for which it does business, which is an indicator of the diversity of our client base. We attribute revenues generated from being a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Disaggregation by contract mix provides insight in terms of the degree of performance risk that we have assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as we are required to deliver a scope of work or level of effort for a negotiated fixed price. Cost-based contracts are considered to provide the lowest amount of performance risk since we are generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements. By classifying revenue by major product and service, we attribute revenue from a client to the major product or service that we believe to be the client's primary market.

    The details are listed in the table below for the years ended December 31, 2021 and 2020:

	Years ended December 31,

(in thousands)	2021	2020
Total Revenue by Geographic Location
United States	$45,334	$33,706
Asia	17,183	16,181
Europe	16,928	7,144
Canada, Central and South America	8,068	2,084
Total	$87,513	$59,115

Total Revenue by Major Customer Type
Sales to the U.S. government	$9,525	$8,196
U.S. direct commercial sales and other	35,410	25,487
Foreign commercial sales & other	42,578	25,432
Total	$87,513	$59,115

Total Revenue by Contract Type
Fixed-price contracts	$84,490	$56,266
Cost-type contracts	3,023	2,849
Total	$87,513	$59,115

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$69,522	$50,347
Goods/services transferred over time	17,991	8,768
Total	$87,513	$59,115

Total Revenue by Major Products/Services
Technology development	$7,136	$7,211
Test, measurement and sensing systems	78,528	50,881
Other	1,849	1,023
Total	$87,513	$59,115

Contract Balances

Our contract assets consist of unbilled amounts for technology development contracts as well as custom product contracts. Also included in contract assets are royalty revenue and carrying amounts of right of returned inventory. Long-term contract assets include the fee withholding on cost reimbursable contracts that will not be billed within a year. Contract liabilities include excess billings, subcontractor accruals, warranty expense, deferred extended warranty revenue, right of return refund, and customer deposits. The net contract assets/(liabilities) changed by $2.5 million primarily due to cost reimbursable contracts that have not reached milestones as designated in their respective contracts, but revenue has been recognized based on costs incurred.

The following table shows the components of our contract balances as of December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Contract assets	$5,166	$4,139
Contract liabilities	(4,649)	(6,147)
Net contract assets/(liabilities)	$517	$(2,008)

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our unfulfilled performance obligations was $38.4 million at December 31, 2021. We expect to satisfy 65% of the performance obligations in 2022, 29% in 2023 and the remainder by 2025.

14.    Income Taxes
Income tax expense/(benefit) from continuing operations consisted of the following for the periods indicated:

	Years ended December 31,
(in thousands)	2021	2020
Current:
Federal	$28	$(559)
State	(40)	305
Foreign	118	27
Current	$106	$(227)
Deferred:
Federal	(1,692)	(70)
State	(390)	(161)
Foreign	$(4)	$3
Deferred	$(2,086)	$(228)
Income tax benefit	$(1,980)	$(455)

Deferred tax assets and liabilities consist of the following components:

	Years ended December 31,
(in thousands)	2021	2020
Bad debt and inventory reserve	$405	$430
UNICAP	130	113
Deferred revenue	156	109
ASC842 Lease Accounting (DTA)	1,236	1,454
ASC842 Lease Accounting (DTL)	(1,090)	(1,279)
Depreciation and amortization	(3,012)	(3,450)
Net operating loss carryforwards	6,984	5,767
Accrued liabilities	559	552
Stock-based compensation	899	829
R&D Credit Carryforward	500	—
Other	360	14
Total	$7,127	$4,539
Valuation allowance	(3,806)	(2,850)
Net deferred tax asset	$3,321	$1,689

The benefit from income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to our (loss)/income from continuing operations before income taxes as follows for the periods indicated:

	Years ended December 31,
	2021	2020
Income tax expense at federal statutory rate	21.00%	21.00%
Effect of foreign operations	28.79	1.28
State taxes, net of federal tax effects	9.48	5.30
Change in valuation allowance	(24.66)	19.24
Provision to return adjustments	(0.04)	(1.86)
Meals and entertainment	(0.11)	0.72
Other permanent differences	(14.71)	49.34
Equity compensation	34.43	(40.60)
Current year R&D credit	8.80	(33.99)
Prior year R&D credit	1.52	(100.07)
Foreign derived intangible income benefit	3.31	—
Reserve for uncertain tax positions	(2.73)	23.53
Other	(0.56)	5.83
Income tax benefit	64.52%	(50.28)%

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We have net operating loss ("NOL") carryforwards of approximately $4.8 million for a previously acquired company expiring at varying dates through 2033. The current year NOL of $1.5 million has an indefinite carryforward period. The Company's NOL carryovers will be subject to a Section 382 limitation based on a 2015 ownership change, and there have been no subsequent ownership changes. We continue to be in a three year cumulative net income position, and based on all available positive and negative evidence, we believe our net deferred tax asset will be fully realizable.

Our OptaSense acquisition included a UK entity and a US entity which have deferred tax assets. Based on all available evidence, including cumulative history of losses, we have realized deferred tax assets only to the extent they are supported by the reversal of existing temporary differences. As a result, we have recorded a valuation allowance of $3.8 million and $2.9 million as of December 31, 2021 and December 31, 2020, respectively. OptaSense US has approximately $3.6 million of NOL carryforwards. These NOLs are subject to limitation under IRC Section 382.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	Years ended December 31,
(in thousands)	2021	2020
Unrecognized tax benefits, beginning of period	$211	$—
Increases related to current period tax positions	75	81
Increases related to prior period tax positions	9	130
Unrecognized tax benefits, end of period	$295	$211

As of December 31, 2021, we had $0.3 million of unrecognized tax benefits. If these amounts are recognized in future periods, it would affect the effective tax rate on income from continuing operations for the years in which they are recognized. Interest and penalties released related to uncertain tax positions were not material for the year ended December 31, 2021. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period for which the event occurs requiring the adjustment. The amount of accrued interest and penalties as of December 31, 2021 is recorded in other long-term liabilities on the consolidated balance sheets. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We do not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
We file numerous consolidated and separate income tax returns in the US federal jurisdiction and in many state and foreign jurisdictions. The U.S. federal statute of limitations remains open for the year 2017 and onward. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. Our OptaSense companies have open years for audit including UK - 2017 and forward; US - 2017 and forward; and Canada - 2016 and forward. Given that certain subsidiaries have federal or state net operating loss carryforwards, the statute for examination by the taxing authorities will typically remain open for a period following the use of such net operating loss carryforwards, extending the period for examination beyond the years indicated above. We currently have no income tax returns under examination.
The Company considers undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested outside of the U.S. No taxes have been recorded with respect to our indefinitely reinvested earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. As of December 31, 2021, the cumulative amount of U.S. GAAP foreign un-remitted earnings upon which additional income taxes have not been provided is not material to the financial statements. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act includes significant business tax provisions that, among other things, include the removal of certain limitations on utilization of net operating losses, increase the loss carryback period for certain losses to five years, and increase the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We do not expect the CARES Act to have a significant impact on our tax obligations. In December 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. As of December 31, 2021 and December 31, 2020, we evaluated these items in our tax computation and determined that the items did not have a material impact on our financial statements.

15.    Commitments and Contingencies

Litigation and other contingencies
From time to time, we may become involved in litigation in relation to claims arising from our operations in the normal course of business. While management currently believes it is not reasonably possible the amount of ultimate liability, if any, with respect to these actions will have a material adverse effect on our financial position, results of operations or liquidity, the ultimate outcome of any litigation is uncertain.

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
Obligation under Operating Leases
See Note 11 - Leases for discussion of our lease obligations.

Purchase Commitments
We executed a non-cancelable purchase order totaling $1.6 million in the fourth quarter of 2020, a non-cancelable purchase order totaling $1.5 million in the third quarter of 2021 and a non-cancelable purchase order totaling $0.8 million in the fourth quarter of 2021 for multiple shipments of tunable lasers and components to be delivered over an 18-month period. At December 31, 2021, approximately $1.8 million of these commitments remained and are expected to be delivered by May 7, 2022.

Guarantees

As of December 31, 2021, we had a total of $0.9 million in performance bond guarantees outstanding in favor of certain third parties to ensure performance of its obligations under certain customer contracts and lease arrangements. These guarantees expire at various dates through September 2027 To date, we have not incurred any charges associated with non-performance covered by such guarantees and have not accrued any liabilities as of December 31, 2021.

16.    Employee Profit Sharing Plan
We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to all permanent employees. We contribute 30% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.
We contributed approximately $0.7 million and $0.5 million to the plan for the years ended December 31, 2021 and December 31, 2020, respectively.

17.    Relationship with Major Customers
During the years ended December 31, 2021 and 2020, approximately 11% and 14%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government.
At December 31, 2021 and 2020, receivables with respect to contracts with the U.S. government represented 6% and 2% of total trade receivables, respectively.

18.    Quarterly Results (unaudited)
The following table sets forth our unaudited historical revenues, operating (loss)/income and net income by quarter during 2021 and 2020.

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	20,997	21,965	20,329	24,222	11,553	12,934	15,350	19,278
Gross margin	12,271	12,580	12,585	14,120	6,710	7,783	9,632	11,754
Operating (loss)/income	(1,580)	(2,034)	(11)	1,035	(845)	508	1,787	(637)
Net (loss)/income from continuing operations	(1,059)	(1,161)	(343)	1,475	(707)	287	2,725	(945)
Income from discontinued operations before income taxes	786	1,032	937	303	295	1,302	465	1,164
Income tax expense related to discontinued operations	45	101	238	203	704	219	87	284
Income from discontinued operations, net of income tax expense	741	931	699	100	(409)	1,083	378	881
Net (loss)/income	(319)	(230)	356	1,575	(1,116)	1,369	3,102	(64)
Net (loss)/income attributable to common stockholders	$(319)	$(230)	$356	$1,575	$(1,116)	$1,369	$3,102	$(64)
Net (loss)/income per share from continuing operations:
Basic	$(0.03)	$(0.04)	$(0.01)	$0.05	$(0.03)	$0.01	$0.10	$(0.03)
Diluted	$(0.03)	$(0.04)	$(0.01)	$0.04	$(0.03)	$0.01	$0.08	$(0.03)
Net income per share from discontinued operations:
Basic	$0.02	$0.03	$0.02	$—	$(0.01)	$0.04	$0.01	$0.03
Diluted	$0.02	$0.03	$0.02	$—	$(0.01)	$0.03	$0.01	$0.03
Net (loss)/income attributable to common stockholders:
Basic	$(0.01)	$(0.01)	$0.01	$0.05	$(0.04)	$0.05	$0.11	$—
Diluted	$(0.01)	$(0.01)	$0.01	$0.05	$(0.04)	$0.04	$0.10	$—
Weighted average shares:
Basic	30,380,345	30,589,249	30,809,896	32,014,330	28,039,080	28,246,840	28,291,297	30,159,322
Diluted	30,380,345	30,589,249	30,809,896	33,665,613	28,039,080	33,650,790	32,115,847	30,159,322

 19.    Subsequent Events

On March 8, 2022, we completed the sale of substantially all of our equity interests in our Luna Labs business to certain members of Luna Labs’ senior management team and a group of outside investors for an initial purchase price of $20.4 million before working capital and escrow adjustments and transaction fees. Total consideration included $13.0 million of cash received at closing, $2.5 million in the form of a convertible note and $1.7 million in the form of 60-day promissory notes. We can earn up to $1.0 million in future payments from Luna Labs upon the achievement by Luna Labs of certain financial goals. The estimated gain on the transaction is $14.0 million before tax.

On March 10, 2022, we acquired NKT Photonics GmbH and LIOS Technology Inc. (collectively, “LIOS Sensing”) for €20.0 million, or $22.1 million. LIOS Sensing, based in Cologne, Germany and formerly owned by NKT Photonics A/S, provides temperature and strain sensing products which are highly complementary to our existing portfolio of fiber optic offerings.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. This evaluation was based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework established in the 2013 Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

ITEM 9B.    OTHER INFORMATION
None

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K will be included in the proxy statement related to our 2022 Annual Meeting of Stockholders, (the "2022 Proxy Statement"), anticipated to be filed with the SEC within 120 days after December 31, 2021, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2022 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2022 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2022 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2022 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.
(ii)Schedules.
Schedule II
Luna Innovations Incorporated
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
(in thousands)	Balance at beginning of Period	Additions	Deductions	Balance at end of period
Year Ended December 31, 2020
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$360	$2,850	$(360)	$2,850
Allowances for doubtful accounts	$930	$127	$(171)	$886
	$1,290	$2,977	$(531)	$3,736
Year Ended December 31, 2021
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$2,850	$2,815	$(1,859)	$3,806
Allowances for doubtful accounts	$886	$880	$(841)	$925
	$3,736	$3,695	$(2,700)	$4,731
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

2.6#*	Form of Equity Purchase Agreement, by and among the Company and the Management Investors, dated as of March 7, 2022.
2.7#*	Equity Purchase Agreement, by and among the Company, Luna Labs and the Investors, dated as of March 8, 2022.
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

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-131764) filed on February 10, 2006).
3.4	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 8-K (File No. 000-52008) filed on May 10, 2010).
3.5	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on February 2, 2015).
3.6	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on March 4, 2021).
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

10.6
Amended and Restated Investor Rights Agreement, dated January 13, 2010, by and among Luna Innovations Incorporated, Carilion Clinic, and certain stockholders of Luna Innovations Incorporated (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on January 15, 2010).

10.7	Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 21, 2018).
10.8**
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

10.10
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

10.12
Lease Agreement by and between SBA Tenant, LLC and Luna Innovations Incorporated dated November 2014 (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed March 16, 2015).

10.13
Amended and Restated Non-Employee Director Compensation Policy, as amended as of February 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 13, 2019).

10.14
Employment Agreement, dated December 2, 2019, by and between the Registrant and Eugene J. Nestro (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 13, 2020).

10.15
First Amendment to Commercial Lease, dated as of February 21, 2020, by and between SBA Tenant, LLC and the Registrant (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 000-52008) filed on March 13, 2020).

10.16
Luna Innovation Incorporated 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 6, 2020).

10.17
Tax Deed, by and between the Company and QinetiQ Holdings Limited, dated as of December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52008) filed on December 3, 2020).

10.18	Loan Agreement, dated December 1, 2020, by and between the Company and PNC Bank, National Association.
10.19	Term Note, dated December 1, 2020, by and between the Company and PNC Bank, National Association.

10.20	Revolving Line of Credit Note, dated December 1, 2020, by and between the Company and PNC Bank, National Association.
10.21
Employment Agreement, dated April 28, 2021, by and between the Registrant and Brian J. Soller Incorporated by reference 5.02 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on April 28, 2021).

10.22*	Second Amendment to Lease Agreement by and between SBA Tenant, LLC and Luna Innovations Incorporated dated August 27, 2021
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
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

32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, (iii) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2021 and 2020 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (v) Notes to Audited Consolidated Financial Statements.

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
March 14, 2022

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

Signature	Title	Date

/s/ Scott A. Graeff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2022
Scott A. Graeff
/s/ Eugene J. Nestro	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2022
Eugene J. Nestro
/s/ N. Leigh Anderson	Director	March 14, 2022
N. Leigh Anderson
/s/ Warren B. Phelps, III	Director	March 14, 2022
Warren B. Phelps, III
/s/ Pamela Coe	Director	March 14, 2022
Pamela Coe
/s/ Gary Spiegel	Director	March 14, 2022
Gary Spiegel
/s/ Mary Beth Vitale	Director	March 14, 2022
Mary Beth Vitale
/s/ Richard W. Roedel	Chairman of the Board of Directors	March 14, 2022
Richard W. Roedel