Form 10-Q
period 2022-03-31
LUNA INNOVATIONS INC
filed 2022-05-16
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2022, there were 32,424,713 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$10,788	$17,128
Accounts receivable, net	26,261	20,913
Contract assets	4,889	5,166
Inventory	28,891	22,493
Prepaid expenses and other current assets	7,152	3,793
Assets held for sale	—	12,952
Total current assets	77,981	82,445
Property and equipment, net	4,398	2,988
Intangible assets, net	22,332	17,177
Goodwill	29,199	18,984
Operating lease right-of-use assets	5,544	5,075
Other non-current assets	3,872	247
Deferred tax asset	1,339	3,321
Total assets	$144,665	$130,237
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$4,167	$4,167
Accounts payable	2,617	2,809
Accrued and other current liabilities	17,312	9,258
Contract liabilities	4,047	4,649
Current portion of operating lease liabilities	2,458	2,101
Liabilities associated with assets held for sale	—	9,703
Total current liabilities	30,601	32,687
Long-term debt obligations, net of current portion	18,087	11,673
Long-term portion of operating lease liabilities	3,526	3,509
Other long-term liabilities	434	445
Total liabilities	52,648	48,314
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 34,143,411 and 33,855,725 shares issued, 32,361,122 and 32,116,270 shares outstanding at March 31, 2022 and December 31, 2021, respectively	34	34
Treasury stock at cost, 1,782,289 and 1,744,026 shares at March 31, 2022 and December 31, 2021, respectively	(5,526)	(5,248)
Additional paid-in capital	99,906	98,745
Accumulated deficit	(1,994)	(11,575)
Accumulated other comprehensive loss	(403)	(33)
Total stockholders’ equity	92,017	81,923
Total liabilities and stockholders’ equity	$144,665	$130,237
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021

Revenue	$22,481	$20,997
Cost of revenue	8,202	8,726
Gross profit	14,279	12,271
Operating expense:
Selling, general and administrative	14,102	10,934
Research, development and engineering	2,543	2,917
Total operating expense	16,645	13,851
Operating loss	(2,366)	(1,580)
Other income/(expense):
Other income	21	—
Interest expense	(113)	(143)
Total other expense	(92)	(143)
Loss from continuing operations before income taxes	(2,458)	(1,723)
Income tax benefit	(1,115)	(664)
Net loss from continuing operations	(1,343)	(1,059)
Income from discontinued operations, net of income tax of $1,022 and $46	3	740
Gain on sale of discontinued operations, net of tax of $3,117	10,921	—
Net income from discontinued operations	10,924	740
Net income/(loss)	9,581	(319)
Net loss per share from continuing operations:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)
Net income per share from discontinued operations:
Basic	$0.34	$0.02
Diluted	$0.34	$0.02
Net income/(loss) per share attributable to common stockholders:
Basic	$0.30	$(0.01)
Diluted	$0.30	$(0.01)
Weighted average shares:
Basic	32,243,082	31,350,629
Diluted	32,243,082	31,350,629

Luna Innovations Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)
 (in thousands)

	Three Months Ended March 31,
	2022	2021
Net income/(loss)	$9,581	$(319)
Other comprehensive (loss)/income	(370)	1,123
Total other comprehensive income	$9,211	$804

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
 (in thousands, except share data)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, December 31, 2021	32,116,270	34	1,744,026	(5,248)	98,745	(11,575)	(33)	81,923
Exercise of stock options	143,392	—	—	—	220	—	—	220
Share-based compensation	139,723	—	—	—	941	—	—	941
Purchase of treasury stock	(38,263)	—	38,263	(278)	—	—	—	(278)
Net income	—	—	—	—	—	9,581	—	9,581
Foreign currency translation adjustment	—	—	—	—	—	—	(370)	(370)
Balance at March 31, 2022	32,361,122	$34	1,782,289	$(5,526)	$99,906	$(1,994)	$(403)	$92,017

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance, December 31, 2020	31,024,537	33	1,699,975	(4,789)	92,403	(12,957)	(248)	74,442
Exercise of stock options	314,697	—	—	—	845	—	—	845
Share-based compensation	74,565	—	—	—	657	—	—	657
Purchase of treasury stock	(20,810)	—	20,810	(202)	—	—	—	(202)
Net loss	—	—	—	—	—	(319)	—	(319)
Foreign currency translation adjustment	—	—	—	—	—	—	1,123	1,123
Balance, March 31, 2021	31,392,989	$33	1,720,785	$(4,991)	$93,905	$(13,276)	$875	$76,546

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2022	2021

Cash flows used in operating activities
Net income/(loss)	$9,581	$(319)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,179	1,231
Share-based compensation	1,132	657
Gain on sale of discontinued operations, net of tax	(10,921)	—
Deferred taxes	220	—
Tax benefit from release of valuation allowance	—	262
Change in assets and liabilities
Accounts receivable	(1,795)	1,439
Contract assets	(1,144)	(729)
Inventory	(1,416)	(1,617)
Other current assets	(1,636)	(847)
Other long term assets	2	(80)
Accounts payable and accrued and other current liabilities	2,287	(1,939)
Contract liabilities	171	(992)
Deferred revenue	(33)	—
Net cash used in operating activities	(2,373)	(2,934)
Cash flows used in investing activities
Acquisition of property and equipment	(915)	(361)
Intangible property costs	38	(48)
Proceeds from sale of property and equipment	25	—
Proceeds from sale of discontinued operations	12,973	—
Acquisition of LIOS	(22,085)	—
Net cash used in investing activities	(9,964)	(409)
Cash flows provided by/(used in) financing activities
Payments on finance lease obligations	(12)	(12)
Payments of debt obligations	(1,036)	(1,036)
Repurchase of common stock	(278)	(202)
Proceeds from ESPP	85	—
Proceeds from the exercise of options	220	845
Proceeds from borrowings under revolver	7,450	—
Net cash provided by/(used in) financing activities	6,429	(405)
Effect of exchange rate changes on cash and cash equivalents	(432)	176
Net decrease in cash and cash equivalents	(6,340)	(3,572)
Cash and cash equivalents—beginning of period	17,128	15,366
Cash and cash equivalents—end of period	$10,788	$11,794
Supplemental disclosure of cash flow information
Cash paid for interest	$108	$125
Cash received for income tax refund, net	$342	$87
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

We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries, and distributed fiber optic sensing solutions that measure, or "sense" the structures for industries ranging from aerospace, automotive, oil and gas, security and infrastructure. Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments, accelerating the development of fiber optic products and assuring accurate testing of optical components like photonic integrated circuits and coherent receivers, which are both critical elements of meeting the world’s exponentially growing demand for bandwidth. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. Our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We also provide applied research services, primarily under federally funded development programs, that leverage our sensing and instrumentation technologies to meet the specific needs and applications of our customers.
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring accruals considered necessary to present fairly our financial position at March 31, 2022, results of operations, comprehensive income/(loss) and changes in stockholders' equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated balance sheet as of December 31, 2021 was derived from our audited consolidated financial statements.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis, as of October 1 of each year, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We analyze the reasonableness of the remaining useful life whenever events or circumstances indicate that the carrying amount may not be recoverable to determine whether the carrying value has been impaired.
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
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying amount of lease liabilities approximate fair value because these financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit. We consider the terms of the PNC Bank, National Association debt facility including its interest rate of LIBOR plus a margin ranging from 1.75% to 2.25%, to be at market based upon similar instruments that would be available to us. The Company has certain assets and liabilities that have been recorded at fair value on a non-recurring basis following an acquisition. Refer to Note 3, Business Acquisition, for the allocation of the total consideration based upon the fair value of the assets acquired and liabilities assumed as of the acquisition date.
Reportable Segments
Prior to September 30, 2021, we were organized into two main reporting segments, our Lightwave segment and our Luna Labs segment. We now have one reportable segment, Lightwave, following the determination that our Luna Labs segment met held-for-sale and discontinued operations accounting criteria at the end of the third quarter of 2021. On March 8, 2022, we completed the sale of substantially all of our equity interests in Luna Labs. Prior to the sale, our Luna Labs segment performed applied research principally in the areas of sensing and instrumentation, advanced materials, optical technologies and health sciences. See Note 2, Sale of Discontinued Operations, for additional disclosure related to discontinued operations and assets held for sale.
The remaining segment, Lightwave, develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products.
Net Income/(Loss) Per Share
Basic per share data is computed by dividing our net income/(loss) by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income/(loss) by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential shares of common stock had been issued using the treasury stock method. For the three months ended March 31, 2022 and 2021, all potentially dilutive securities for stock options and restricted stock unites were excluded as their impact would be anti-dilutive.

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

Recently Issued Pronouncements, Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which requires companies to measure financial assets at an amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity's current estimate of all expected credit losses. ASU 2016-13 is applicable to our trade receivables. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2022. We are currently in the process of evaluating the impact of ASU 2016-13, but we do not expect the adoption to have a material impact on our consolidated financial statements.

2.    Sale of Discontinued Operations

On March 8, 2022, we completed the sale of substantially all of our equity interests in our Luna Labs business to certain members of Luna Labs’ senior management team and a group of outside investors for an initial purchase price of $20.4 million before working capital and escrow adjustments and transaction expenses. Total consideration included $13.0 million of cash received at closing, $2.5 million in the form of a convertible note and $1.7 million in the form of 60-day promissory notes. We can earn up to $1.0 million in future payments from Luna Labs upon the achievement by Luna Labs of certain financial goals. The 60-day promissory notes and earn out receivable are included within the prepaid expenses and other current assets line item and the convertible note is included in other non-current assets line item of the consolidated balance sheet. The gain on the transaction was $10.9 million, net of taxes of $3.1 million.
We have separately reported the financial results of Luna Labs as discontinued operations in our consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively, and presented the related assets and liabilities as held for sale in the consolidated balance sheets as of December 31, 2021. These changes have been applied to all periods presented. The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Luna Labs segment that will be eliminated from continuing operations. Previously reported expenses for the Luna Labs segment have been restated to exclude certain allocated expenses that are not directly attributable to the Luna Labs segment.

The key components from discontinued operations related to the Luna Labs business are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues	$5,108	$5,302
Cost of revenues	3,692	4,144
Gross profit	1,416	1,158
Selling, general and administrative expenses	391	372
Operating income	1,025	786
Income tax expense	1,022	46
Net income from discontinued operations, net of tax	$3	$740

Assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheets as of December 31, 2021 consist of the following (in thousands):

December 31, 2021
Accounts receivable, net	$2,967
Inventory, net	282
Contract assets	4,051
Prepaid expenses and other current	132
Property and equipment, net	330
Intangible assets, net	165
Operating lease ROU asset	4,884
Other assets	141
Assets held for sale	$12,952

Accounts payable	1,042
Accrued and other current liabilities	821
Contract liabilities	2,626
Current portion of operating lease liabilities	388
Long-term portion of operating lease liabilities	4,826
Liabilities associated with assets held for sale	$9,703

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash information related to discontinued operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization	$23	$31
Share-based compensation	66	10
Acquisition of property and equipment	34	50

3.    Business Acquisition
On March 10, 2022, we entered into and closed a Share Purchase Agreement (the “Share Purchase Agreement”) with NKT Photonics A/S ("NKT Photonics") to purchase all of the shares of NKT Photonics GmbH and LIOS Technologies Inc. (collectively "LIOS") for aggregate consideration of $22.1 million (€20.0 million). LIOS is a provider of distributed fiber optic monitoring solutions for power cable, pipelines, oilfield services, security, highways, railways and industrial fire detection systems. The acquisition of LIOS provides us with long range, fully distributed temperature and strain sensing capabilities, intellectual property, products and expertise that are highly complementary to Luna, which we believe will accelerate our technology and overall growth roadmap. The Share Purchase Agreement contains customary representations and warranties and indemnities.

The LIOS acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805 - Business Combinations. Under ASC 805, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of the acquisition consideration over the identifiable assets acquired and liabilities assumed is recognized as goodwill. Due to the timing of the acquisition relative to the interim balance sheet date, the purchase price allocation of LIOS is based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

The following table summarizes the preliminary allocation of the purchase consideration of the LIOS acquisition:

(in thousands)
Accounts receivable	$3,001
Inventory	5,388
Prepaid expenses and other current assets	92
Property and equipment	858
Intangible assets	5,994
Goodwill	10,322
Operating lease right-of-use asset	512
Accounts payable	(1,217)
Accrued and other current liabilities	(815)
Current portion of operating lease liability	(322)
Deferred income tax liability	(1,537)
Long-term portion of operating lease liability	(191)
Total purchase consideration	$22,085

The identifiable intangible assets and their estimated useful lives were as follows:

	Estimated
	Useful Life	(in thousands)
Developed technology	6 years	1,998
Customer relationships	8 years	3,330
Trade names and trademarks	7 years	333
Backlog	1 year	333
		$5,994

LIOS's developed technology primarily consists of its distributed fiber optic monitoring solutions that provide a wide range of applications using fully distributed temperature and strain sensing. The developed technologies were valued using the "relief from royalty method" under the income approach. The relief from royalty method reflects the present value of the projected cash flows that are expected by the developed technologies less charges representing the contribution of other assets to those cash flows. A discount rate of 14.5% was used to discount the cash flows to the present value.

Trade names and trademarks are considered a type of guarantee of a certain level of recognizability, quality or performance represented by the LIOS brand. Trade names and trademarks were valued using the "relief from royalty" method under the income approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of these assets. A discount rate of 14.5% was used to discount the cash flows to the present value.

Backlog arises from unfulfilled purchase or sales order contracts. The value of LIOS's backlog as of the acquisition date was calculated using the "multi-period excess earnings" method under the income approach. A discount rate of 13.5% was used to discount the cash flows attributable solely to the backlog to the present value.

Customer relationships represent the fair value of either (i) the avoidance of cost associated with the creation of a new customer relationship or (ii) the projected cash flows that will be derived from the sale of products to existing customers as of the acquisition date. LIOS's customer relationships were valued using the "multi-period excess earnings" method under the income approach. This method reflects the present value of the projected cash flows that are expected by the existing customers less charges representing the contribution of other assets to those cash flows. A discount rate of 15.5% was used to discount these cash flows to the present value.

Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition. Goodwill generated from our business acquisitions was primarily attributable to expected synergies from future customer and sales growth. We do not expect this goodwill to be deductible for tax purposes.

4.    Intangible assets, net

    Intangible assets, net at March 31, 2022 and December 31, 2021 consisted of the following:

	Estimated Life	March 31, 2022	December 31, 2021
(in thousands)
Patent costs	1 - 18 years	$9,187	$9,230
Developed technology	6 - 10 years	16,446	14,440
In-process research and development	N/A	2,732	2,732
Customer base	5 - 8 years	4,030	700
Trade names	7 - 15 years	883	550
Backlog	1 - 3 years	333	—
		33,611	27,652
Accumulated amortization		(11,279)	(10,475)
		$22,332	$17,177

    Amortization expense for the three months ended March 31, 2022 was $0.8 million. Estimated aggregate amortization, based on the net value of intangible assets at March 31, 2022, for each of the next five years and beyond is as follows (in thousands):

Year Ending December 31,
2022 (remaining 9 months)	$2,793
2023	3,774
2024	3,282
2025	2,947
2026	2,830
2027 & beyond	6,706
Total	$22,332

5.Goodwill

    The change in the carrying value of goodwill during the three months ended March 31, 2022 was as follows:

(in thousands)
Balance as of December 31, 2021	18,984
Acquisition of LIOS	10,322
Foreign currency translation	(107)
Balance as of March 31, 2022	$29,199

6.Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	March 31, 2022	December 31, 2021
(in thousands)
Finished goods	$10,099	$10,087
Work-in-process	3,553	2,318
Raw materials	15,239	10,088
Total inventory	28,891	22,493

7.    Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
(in thousands)
Accrued compensation	$7,985	$6,798
Contingent consideration	100	225
Accrued professional fees	1,360	503
Accrued income tax	3,012	328
Current portion of finance lease liability	49	48
Acquisition and divestiture related liabilities	2,015	—
Accrued liabilities - other	2,791	1,356
Total accrued and other current liabilities	$17,312	$9,258

8.Debt
Long-term debt consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Term Loan (net of debt issuance costs of $38 and $44, 2.13% and 2.48% at March 31, 2022 and December 31, 2021, respectively)	$7,254	$8,290
Revolving Loan (2.09% at March 31, 2022 and December 31, 2021)	15,000	7,550
	22,254	15,840
Less: Current portion of long-term debt obligations	(4,167)	(4,167)
Long-term debt obligations	$18,087	$11,673
PNC Bank Facility

On December 1, 2020 (the “Effective Date”), we entered into a Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association, as lender (the “Lender”) and our domestic subsidiaries as guarantors. The Loan Agreement provides a $12.5 million term loan facility (the “Term Loan”) and a $15.0 million revolving credit facility (the “Revolving Line”), which includes a $3.0 million letter of credit sublimit. On the Effective Date, we borrowed the full amount of the Term Loan from the Lender pursuant to a term note (the “Term Note”) and a $7.6 million revolving loan pursuant to a revolving line of credit note. During the three months ended March 31, 2022, we borrowed the remaining $7.4 million of availability of our Revolving Line in conjunction with the acquisition of LIOS. We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note.

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

The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with our covenants as of March 31, 2022.

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

Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining 9 months)	$3,125
2023	19,129
Total	$22,254

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

    The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities. As of March 31, 2022, we had no operating or finance leases that have not yet commenced.

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease costs	$575	$544
Variable rent costs	(50)	(47)
Total rent expense	$525	$497

    Future minimum lease payments under non-cancelable operating and finance leases were as follows as of March 31, 2022 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2022 (remaining 9 months)	$2,043	$39
2023	2,143	53
2024	1,387	53
2025	695	48
2026	143	—
2027 and beyond	—	—
Total future minimum lease payments	6,411	193
Less: imputed interest	427	8
Total lease liabilities	$5,984	$185

Current lease liability	$2,458	$49
Long-term lease liability	3,526	136
Total lease liabilities	$5,984	$185

    Other information related to leases is as follows:

	Three Months Ended March 31,
(in thousands, except weighted-average data)	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$13	$14
Interest on lease liabilities	(1)	1
Total finance lease cost	$12	$15

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$577	$544
Finance cash flows from finance leases	$12	$12
Right-of-use assets obtained in exchange for new operating lease liabilities	$759	$1,274
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Weighted-average remaining lease term (years) - operating leases	7.3	6.2
Weighted-average remaining lease term (years) - finance leases	3.7	4.7
Weighted-average discount rate - operating leases	5%	6%
Weighted-average discount rate - finance leases	3%	2%

10.Capital Stock and Share-Based Compensation

Stock Options
For the three months ended March 31, 2022 and 2021, we recognized $0.2 million and $0.3 million, respectively, in share-based compensation expense related to stock options, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. We expect to recognize $0.9 million in share-based compensation expense over the weighted-average remaining service period of 1.4 years for stock options outstanding as of March 31, 2022.

Restricted Stock Units
During the three months ended March 31, 2022 and 2021, we granted 255,842 and 79,250 time-based restricted stock units ("RSUs"), respectively. The general terms of the RSUs are similar to awards previously granted by us. The weighted average fair value of the time-based RSUs granted during the three months ended March 31, 2022 was $7.70 per share. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
In addition, pursuant to our Deferred Compensation Plan, non-employee directors can elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. During the three months ended March 31, 2022, and 2021, we granted 8,436 and 4,658 RSUs, respectively, pursuant to the Deferred Compensation Plan. The general terms of these RSUs are similar to awards previously granted by us. The weighted average fair value of these RSUs granted during the three months ended March 31, 2022 and 2021, was $8.46 and $9.42 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
For the three months ended March 31, 2022 and 2021, we recognized $0.7 million and $0.3 million, respectively, in share-based compensation expense related to RSUs, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. We expect to recognize $4.2 million in share-based compensation expense over the weighted-average remaining service period of 2.4 years for RSUs outstanding as of March 31, 2022.
Employee Stock Purchase Plan ("ESPP")
For each of the three months ended March 31, 2022 and 2021, we recognized $0.1 million in share-based compensation expense related to the ESPP, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations.

11.Revenue Recognition

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by geographic locations, customer type, contract type, timing of recognition, and major categories, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. We disaggregate revenue on the basis of where the physical goods are shipped. We also classify revenue by the customer type of entity for which it does business, which is an indicator of the diversity of our client base. We attribute revenues generated from being a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Disaggregation by contract mix provides insight in terms of the degree of performance risk that we have assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as we are required to deliver a scope of work or level of effort for a negotiated fixed price. Cost-based contracts are considered to provide the lowest amount of performance risk since we are generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements. By classifying revenue by major product and service, we attribute revenue from a client to the major product or service that we believe to be the client's primary market.

The details are listed in the table below for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
	(unaudited)
Total Revenue by Geographic Location
United States	$10,516	$10,579
Asia	4,830	3,672
Europe	4,907	3,977
Canada, Central and South America	2,228	2,769
All Others	—	—
Total	$22,481	$20,997

Total Revenue by Major Customer Type
Sales to the U.S. government	$1,635	$2,414
U.S. direct commercial sales and other	8,881	8,165
Foreign commercial sales & other	11,965	10,418
Total	$22,481	$20,997

Total Revenue by Contract Type
Fixed-price contracts	$21,853	$20,405
Cost-type contracts	628	592
Total	$22,481	$20,997

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$18,609	$16,839
Goods/services transferred over time	3,872	4,158
Total	$22,481	$20,997

Total Revenue by Major Products/Services
Technology development	$1,597	$2,140
Test, measurement and sensing systems	20,096	18,519
Other	788	338
Total	$22,481	$20,997

Contract Balances

Our contract assets consist of unbilled amounts for research contracts as well as custom product contracts. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, and customer deposits. During the three months ended March 31, 2022, we recognized $1.5 million of revenue that was included in contract liabilities as of December 31, 2021.

The following table shows the components of our contract balances as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Contract assets	$4,889	$5,166
Contract liabilities	4,047	4,649
Net contract assets	$842	$517
Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our unfulfilled performance obligations was $45.8 million at March 31, 2022. We expect to satisfy $36.1 million of the performance obligations in 2022, $7.7 million in 2023 and the remainder by 2026.

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

For the three months ended March 31, 2022, our effective income tax rate was 45.36% compared to 38.54% for the three months ended March 31, 2021. The effective tax rate for 2022 differed from the federal statutory rate of 21%, primarily as a result of research and development ("R&D") tax credits and favorable impact from the net Global Intangible Low Taxed Inclusion ("GILTI"). The effective tax rate for 2021 differed from the federal statutory rate of 21%, primarily as a result of the excess tax benefit on stock compensation vesting and exercises.

13.Commitments and Contingencies

We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
We executed non-cancelable purchase orders totaling $3.9 million in 2020 and 2021 for multiple shipments of tunable lasers to be delivered over an 18-month period. At March 31, 2022, approximately $0.6 million of these commitments remained and are expected to be delivered by August 24, 2022.

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

Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments, accelerating the development of fiber optic products and assuring accurate testing of optical components like photonic integrated circuits and coherent receivers, which are both critical elements of meeting the world’s exponentially growing demand for bandwidth. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. Our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We also provide applied research services, primarily under federally funded development programs, that leverage Luna’s sensing and instrumentation technologies to meet the specific needs and applications of our customers.

Prior to September 30, 2021, we were organized into two main reporting segments, our Lightwave segment and our Luna Labs segment. Our Lightwave segment develops, manufactures and markets distributed fiber optic sensing products and solutions and fiber optic communications test and control products. Our Luna Labs segment performed applied research principally in the areas of sensing and instrumentation, advanced materials and health sciences. Most of the government funding for our Luna Labs segment was derived from the Small Business Innovation Research ("SBIR"), program coordinated by the U.S. Small Business Administration. We now have one reportable segment, Lightwave, following the determination that our Luna Labs segment met held-for-sale and discontinued operations accounting criteria at the end of the third quarter of 2021 and the sale of substantially all of our equity interests in Luna Labs on March 8, 2022.

As we develop and commercialize new products, our revenues will reflect a broader and more diversified mix of products. Our key initiative for long term growth is to become a leading provider of fiber optic test, measurement, control and sensing equipment. Recent acquisitions have added strategic technologies and products that complement our existing suite of sensing products and provided for expansion into high-growth markets such as security and perimeter detection, smart infrastructure monitoring and oil and gas. Our products have historically been strong in long-range, discrete sensing and short range, fully distributed sensing which are best when specific, known locations needed to be monitored. Additional product offerings from these strategic acquisitions have helped us fill a gap for long range, fully distributed acoustic, temperature and strain measurement.
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $45.8 million and $38.4 million at March 31, 2022 and December 31, 2021, respectively.

Acquisitions

On March 10, 2022, we acquired NKT Photonics GmbH and LIOS Technology Inc. (collectively, “LIOS”) for €20.0 million, or $22.1 million. LIOS, based in Cologne, Germany and formerly owned by NKT Photonics A/S, provides temperature and strain sensing products which are highly complementary to our existing portfolio of fiber optic offerings.

Discontinued Operations
On March 8, 2022, we completed the sale of substantially all of our equity interests in our Luna Labs business to certain members of Luna Labs’ senior management team and a group of outside investors for an initial purchase price of $20.4 million before working capital and escrow adjustments and transaction fees. We had been actively marketing our Luna Labs segment to prospective buyers during 2021 as part of our growth strategy for our Lightwave segment. We have separately reported the results of our Luna Labs segment as discontinued operations in our consolidated statement of operations for the three months ended March 31, 2022 and 2021, and presented the related assets and liabilities as held for sale in the consolidated balance sheet as of December 31, 2021.
Description of Revenues, Costs and Expenses
Impact of COVID-19 Pandemic

    The ongoing global COVID-19 pandemic has impacted, and will likely continue to impact, the way we conduct our business, including the way in which we interface with customers, suppliers and our employees. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. During 2022, we have continued to experience some disruption in our supply chain and, going forward, we expect potential delays in revenue from certain customers as a result of shut-downs in China. While we believe these disruptions are temporary, there is no guarantee we will be able to manage through these disruptions. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic on our business.

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
    Cost of revenues associated with our Luna Labs segment revenues, which are presented as discontinued operations, consisted of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and overhead allocated to Luna Labs segment activities.

Operating Expense
    Operating expense consists of selling, general and administrative expenses, as well as expenses related to research, development and engineering, depreciation of fixed assets, amortization of intangible assets and costs related to merger and acquisition activities. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from equity awards, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, marketing and administrative activities, costs of marketing programs and promotional materials, salaries, bonuses and related benefits of personnel engaged in our own research and development beyond the scope and activities of our historical Luna Labs segment, product development activities not provided under contracts with third parties, and overhead costs related to these activities. The operating expense of our Luna Labs segment is presented in discontinued operations.
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
    Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission ("SEC") on March 14, 2022.

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues
Revenues for the three months ended March 31, 2022 increased $1.5 million, or 7%, to $22.5 million compared to $21.0 million for the three months ended March 31, 2021. The vast majority of the increase in revenues for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due to the revenues from LIOS which was acquired on March 10, 2022.

Cost of Revenues and Gross Profit
    Cost of revenues decreased by $0.5 million, or 6%, to $8.2 million for the three months ended March 31, 2022, compared to $8.7 million for the three months ended March 31, 2021. Our overall gross margin for three months ended March 31, 2022 was 64%, compared to 58% for the three months ended March 31, 2021. The increase in gross margin was primarily due to a favorable sales mix.
Operating Expense

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$14,102	$10,934	$3,168	29%
Research, development and engineering	2,543	2,917	(374)	(13)%
Total operating expense	$16,645	$13,851	$2,794	20%
    Our selling, general and administrative expense increased $3.2 million, or 29%, to $14.1 million for the three months ended March 31, 2022, compared to $10.9 million for the three months ended March 31, 2021. Selling, general and administrative expense increased primarily due to the acquired LIOS operations and higher integration costs and share-based compensation.
    Research, development and engineering expense decreased $0.4 million, or 13%, to $2.5 million for the three months ended March 31, 2022, compared to $2.9 million for the three months ended March 31, 2021. Research, development and engineering expense decreased primarily due to the timing of expenses from OptaSense last year.
Loss from Continuing Operations Before Income Taxes
    During the three months ended March 31, 2022, we recognized a loss from continuing operations before income taxes of $2.5 million compared to loss from continuing operations before income taxes of $1.7 million for the three months ended March 31, 2021.
Income Tax Benefit
For the three months ended March 31, 2022, we recognized an income tax benefit from continuing operations of $1.1 million, compared to an income tax benefit from continuing operations of $0.7 million for the three months ended March 31, 2021. The income tax benefit for the three months ended March 31, 2022 was related to the pre-tax loss, research and development ("R&D") tax credits and favorable impact from the net Global Intangible Low Taxed Inclusion ("GILTI"). The income tax benefit for the three months ended March 31, 2021 was primarily related to the pre-tax loss and excess tax benefit on stock compensation vesting and exercises.

Income from Discontinued Operations, net

For the three months ended March 31, 2022 and 2021, we recognized income from discontinued operations, net of income taxes, of $10.9 million and $0.7 million, respectively. The results of our discontinued operations for both quarterly periods include the operations of our Luna Labs segment that were held for sale. The results of our discontinued operations for the three months ended March 31, 2022 included a gain of $10.9 million, net of tax, on the sale of the Luna Labs business.

Liquidity and Capital Resources
    At March 31, 2022, our total cash and cash equivalents were $10.8 million. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock. As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis. In March 2022, we completed the disposition of Luna Labs and the acquisition of LIOS, which are discussed elsewhere in this Form 10-Q. The LIOS acquisition price of $22.1 million was funded from $13.0 million of initial cash proceeds from the disposition of Luna Labs with the remainder of funding coming from availability under our revolver and operating cash.

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

As of March 31, 2022, we had outstanding borrowings under our Term Loan and Revolving Line of $7.3 million and $15.0 million, respectively. We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note.

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

Additional details of our Loan Agreement can be found in Note 8, "Debt" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

We believe that our cash and cash equivalents as of March 31, 2022 will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Discussion of Cash Flows

	Nine months ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(2,373)	$(2,934)
Net cash used in investing activities	(9,964)	(409)
Net cash provided/(used in) by financing activities	6,429	(405)
Effect of exchange rate changes on cash and cash equivalents	(432)	176
Net decrease in cash and cash equivalents	$(6,340)	$(3,572)

During the three months ended March 31, 2022, net cash used in operating activities was $2.4 million compared to $2.9 million for the comparable period of 2021. Overall, this net decrease in use of cash was spread over working capital.
    During the three months ended March 31, 2022, cash used in investing activities was $10.0 million which increased by $9.6 million from 2021. The increase in net cash used in investing activities was primarily due to the acquisition of LIOS totaling $22.1 million, partially offset from the proceeds from the sale of Luna Labs totaling $13.0 million. Excluding acquisitions and sales transactions, cash used in investing increased by $0.4 million primarily due to increased capital expenditures for normal business needs.
    During three months ended March 31, 2022, cash provided by financing activities was $6.4 million, compared to cash used in financing activities of $0.4 million in 2021, due to proceeds of $7.5 million from new borrowings used to partially fund the acquisition of LIOS in 2022. Excluding the current year debt borrowings, cash used in financing activities decreased by $0.6 million in 2022 due to a reduction $0.6 million in the proceeds from exercises of stock options.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Line with variable interest rates based on LIBOR plus a margin as defined in the credit agreement governing the Term Loan and Revolving Line. As of March 31, 2022, we had outstanding borrowings under our Term Loan and Revolving Line of $7.3 million and $15.0 million, respectively, at the weighted-average variable interest rate of 2.1%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of approximately $55 thousand.
Foreign Currency Exchange Rate Risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their functional currencies. As of March 31, 2022, our exposure to foreign currency rate fluctuations was not material to our financial condition or results of operations.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a term loan and borrowings under a revolving line of credit with PNC Bank, National Association ("PNC"), which require us to comply with a number of affirmative and restrictive covenants including, among others, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Upon the occurrence of certain events, including our failure to satisfy its payment obligations, failure to adhere to these covenants, the breach of certain of our other covenants, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals, PNC will have the right, among other remedies, to declare all principal and interest immediately due and payable, and to exercise secured party remedies.
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

We evaluate strategic opportunities related to products, technology and business transactions, including acquisitions and divestitures. In the past, we have acquired businesses to support our growth strategy, including the acquisition of LIOS in March 2022. If we choose to enter into such transactions in the future, we face certain risks including:
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
The ongoing global COVID-19 pandemic has impacted, and will likely continue to impact, the way we conduct our business, including the way in which we interface with customers, suppliers and our employees. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. During 2021, and continuing in 2022, we experienced an increased level of disruption in our supply chain and from certain customers all of which have resulted in delayed revenue. While we believe these disruptions are temporary, there is no guarantee we will be able to manage through these disruptions.   If the demand for our products, or our access to critical components were to be interrupted, it could have a material adverse impact on our results of operations.
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
In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, is an example of a trend toward increasingly comprehensive privacy legislation being introduced in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and can include any of our current or future employees who may be California residents) and provide such residents new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2022
Not applicable.

(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.

(c) Purchases of Equity Securities by the Registrant
The following table summarizes repurchases of our common stock during January, February and March 2022.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
1/1/2022 - 1/31/2022	22,267 (1)	$7.44	—	$—
2/1/2022 - 2/28/2022	4,427 (1)	$6.69	—	$—
3/1/2022 - 3/31/2022	11,569 (1)	$7.13	—	$—

(1) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon vesting of restricted stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Retention Awards
On May 14, 2022, the Compensation Committee (the “Committee”) of our Board of Directors approved the grant of restricted stock units (the “Retention Grants”) for certain of our employees, including Eugene Nestro, our Chief Financial Officer and Brian Soller, our Chief Operating Officer (collectively, the “Named Executives”). The Committee approved these Retention Grants in recognition of the competitive market for talent in which we compete and to incentivize the recipients to maintain their commitment to the company over the next three years.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1+
Form of Equity Purchase Agreement, by and among the Company and the Management Investors, dated as of March 7, 2022 (incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 10-K (File No. 000-52008) filed on March 14, 2022).

2.2+
Equity Purchase Agreement, by and among the Company, Luna Labs and the Investors, dated as of March 8, 2022 (incorporated by reference to Exhibit 2.7 to the Registrant's Current Report on Form 10-K (File No.000-52008) filed on March 14, 2022).

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

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated
Date:	May 16, 2022	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)