Form 10-Q
period 2022-06-30
LUNA INNOVATIONS INC
filed 2022-08-12
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2022, there were 32,809,755 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,864	$17,128
Accounts receivable, net	30,422	20,913
Contract assets	3,369	5,166
Inventory	30,754	22,493
Prepaid expenses and other current assets	6,535	3,793
Assets held for sale	—	12,952
Total current assets	75,944	82,445
Property and equipment, net	4,499	2,988
Intangible assets, net	20,399	17,177
Goodwill	28,441	18,984
Operating lease right-of-use assets	4,774	5,075
Other non-current assets	3,214	247
Deferred tax asset	4,612	3,321
Total assets	$141,883	$130,237
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$2,000	$4,167
Accounts payable	3,881	2,809
Accrued and other current liabilities	16,413	9,258
Contract liabilities	4,816	4,649
Current portion of operating lease liabilities	2,449	2,101
Liabilities associated with assets held for sale	—	9,703
Total current liabilities	29,559	32,687
Long-term debt obligations, net of current portion	19,218	11,673
Long-term portion of operating lease liabilities	2,767	3,509
Deferred tax liability	1,357	—
Other long-term liabilities	421	445
Total liabilities	53,322	48,314
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 34,528,065 and 33,855,725 shares issued, 32,752,348 and 32,116,270 shares outstanding at June 30, 2022 and December 31, 2021, respectively	35	34
Treasury stock at cost, 1,784,957 and 1,744,026 shares at June 30, 2022 and December 31, 2021, respectively	(5,542)	(5,248)
Additional paid-in capital	102,043	98,745
Accumulated deficit	(4,345)	(11,575)
Accumulated other comprehensive loss	(3,630)	(33)
Total stockholders’ equity	88,561	81,923
Total liabilities and stockholders’ equity	$141,883	$130,237
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$26,162	$21,965	$48,642	$42,962
Cost of revenue	10,199	9,384	18,400	18,110
Gross profit	15,963	12,581	30,242	24,852
Operating expense:
Selling, general and administrative	15,760	12,805	29,862	23,739
Research, development and engineering	2,665	1,810	5,207	4,727
Total operating expense	18,425	14,615	35,069	28,466
Operating loss	(2,462)	(2,034)	(4,827)	(3,614)
Other income/(expense):
Other income	53	—	73	—
Interest expense, net	(111)	(122)	(224)	(265)
Total other expense, net	(58)	(122)	(151)	(265)
Loss from continuing operations before income taxes	(2,520)	(2,156)	(4,978)	(3,879)
Income tax expense/(benefit)	422	(995)	(693)	(1,659)
Net loss from continuing operations	(2,942)	(1,161)	(4,285)	(2,220)
Income from discontinued operations, net of income tax expense (benefit) of ($856), $101, $166 and $146	591	931	594	1,672
Gain on sale of discontinued operations, net of tax of $3,117	—	—	10,921	—
Net income from discontinued operations	591	931	11,515	1,672
Net (loss)/income	(2,351)	(230)	7,230	(548)
Net loss per share from continuing operations:
Basic	$(0.09)	$(0.04)	$(0.13)	$(0.07)
Diluted	$(0.09)	$(0.04)	$(0.13)	$(0.07)
Net income per share from discontinued operations:
Basic	$0.02	$0.03	$0.36	$0.05
Diluted	$0.02	$0.03	$0.36	$0.05
Net (loss)/income per share attributable to common stockholders:
Basic	$(0.07)	$(0.01)	$0.22	$(0.02)
Diluted	$(0.07)	$(0.01)	$0.22	$(0.02)
Weighted average shares:
Basic	32,478,736	31,494,563	32,361,560	31,413,451
Diluted	32,478,736	31,494,563	32,361,560	31,413,451

Luna Innovations Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)
 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss)/income	$(2,351)	$(230)	$7,230	$(548)
Other comprehensive (loss)/income	(3,227)	(247)	(3,597)	876
Total other comprehensive (loss)/income	$(5,578)	$(477)	$3,633	$328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
 (in thousands, except share data)

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2022	32,361,122	34	1,782,289	(5,526)	99,906	(1,994)	(403)	92,017
Exercise of stock options	217,040	1	—	—	937	—	—	938
Share-based compensation	75,400	—	—	—	679	—	—	679
ESPP issuance	101,454	—	—	—	521	—	—	521
Purchase of treasury stock	(2,668)	—	2,668	(16)	—	—	—	(16)
Net loss	—	—	—	—	—	(2,351)	—	(2,351)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,227)	(3,227)
Balance, June 30, 2022	32,752,348	$35	1,784,957	$(5,542)	$102,043	$(4,345)	$(3,630)	$88,561

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at March 31, 2021	31,392,989	33	1,720,785	(4,991)	93,904	(13,275)	875	76,546
Exercise of stock options	263,484	—	—	—	645	—	—	645
Share-based compensation	71,448	—	—	—	857	—	—	857
ESPP issuance	63,193	—	—	—	530	—	—	530
Purchase of treasury stock	(18,670)	—	18,670	(218)	—	—	—	(218)
Net loss	—	—	—	—	—	(230)	—	(230)
Foreign currency translation adjustment	—	—	—	—	—	—	(247)	(247)
Balance, June 30, 2021	31,772,444	$33	1,739,455	$(5,209)	$95,936	$(13,505)	$628	$77,883

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, December 31, 2021	32,116,270	34	1,744,026	(5,248)	98,745	(11,575)	(33)	81,923
Exercise of stock options	360,432	1	—	—	1,157	—	—	1,158
Share-based compensation	215,123	—	—	—	1,620	—	—	1,620
ESPP issuance	101,454	—	—	—	521	—	—	521
Purchase of treasury stock	(40,931)	—	40,931	(294)	—	—	—	(294)
Net income	—	—	—	—	—	7,230	—	7,230
Foreign currency translation adjustment	—	—	—	—	—	—	(3,597)	(3,597)
Balance, June 30, 2022	32,752,348	$35	1,784,957	$(5,542)	$102,043	$(4,345)	$(3,630)	$88,561

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2020	31,024,537	33	1,699,975	(4,789)	92,403	(12,957)	(248)	$74,442
Exercise of stock options	578,181	—	—	—	1,489	—	—	1,489
Share-based compensation	146,013	—	—	—	1,514	—	—	1,514
ESPP issuance	63,193	—	—	—	530	—	—	530
Purchase of treasury stock	(39,480)	—	39,480	(420)	—	—	—	(420)
Net loss	—	—	—	—	—	(548)	—	(548)
Foreign currency translation adjustment	—	—	—	—	—	—	876	876
Balance at June 30, 2021	31,772,444	$33	1,739,455	$(5,209)	$95,936	$(13,505)	$628	$77,883

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Six Months Ended June 30,
	2022	2021

Cash flows used in operating activities
Net income/(loss)	$7,230	$(548)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	2,694	2,360
Share-based compensation	2,177	1,514
Gain on sale of discontinued operations, net of tax	(10,921)	—
Deferred taxes	(124)	—
Tax benefit from release of valuation allowance	—	475
Change in assets and liabilities
Accounts receivable	(6,555)	(473)
Contract assets	140	763
Inventory	(4,281)	(1,562)
Other current assets	(3,870)	(2,399)
Other long-term assets	646	—
Accounts payable and accrued and other current liabilities	6,123	(2,185)
Contract liabilities	1,196	(826)
Other long-term liabilities	(1,523)	—
Net cash used in operating activities	(7,068)	(2,881)
Cash flows used in investing activities
Acquisition of property and equipment	(1,657)	(551)
Intangible property costs	4	(141)
Proceeds from sale of property and equipment	25	—
Proceeds from sale of discontinued operations	12,973	—
Acquisition of Lios	(22,085)	—
Net cash used in investing activities	(10,740)	(692)
Cash flows provided by/(used in) financing activities
Payments on finance lease obligations	(24)	(24)
Proceeds from borrowings under debt obligations	21,150	—
Payments of debt obligations	(15,772)	(2,072)
Repurchase of common stock	(294)	(420)
Proceeds from ESPP	521	530
Proceeds from the exercise of options	1,158	1,490
Net cash provided by/(used in) financing activities	6,739	(496)
Effect of exchange rate changes on cash and cash equivalents	(1,195)	673
Net decrease in cash and cash equivalents	(12,264)	(3,396)
Cash and cash equivalents—beginning of period	17,128	15,366
Cash and cash equivalents—end of period	$4,864	$11,970
Supplemental disclosure of cash flow information
Cash paid for interest	$183	$125
Cash received for income tax refund, net	$787	$87
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.Basis of Presentation and Significant Accounting Policies
Nature of Operations
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments considered necessary to present fairly our financial position at June 30, 2022, results of operations, comprehensive income/(loss) and changes in stockholders' equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated balance sheet as of December 31, 2021 was derived from our audited consolidated financial statements.
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
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued and other liabilities approximate fair value because of the short-term nature of these instruments. The carrying amount of lease liabilities approximate fair value because these financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit. We consider the terms of the PNC Bank, National Association debt facility, including its floating per annum interest rate of the daily simple secured overnight financing rate ("SOFR"), plus an SOFR adjustment, plus a margin ranging from 1.75% to 2.50%, to be at market based upon similar instruments that would be available to us. The Company has certain assets and liabilities that have been recorded at fair value on a non-recurring basis following an acquisition. Refer to Note 3, Business Acquisition, for the allocation of the total consideration based upon the fair value of the assets acquired and liabilities assumed as of the acquisition date.
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
Net Income/(Loss) Per Share
Basic per share data is computed by dividing our net income/(loss) by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income/(loss) by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential shares of common stock had been issued using the treasury stock method. For the three and six months ended June 30, 2022 and 2021, all potentially dilutive securities for stock options and restricted stock unites were excluded as their impact would be anti-dilutive.
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
We have separately reported the financial results of Luna Labs as discontinued operations in our consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, respectively, and presented the related assets and liabilities as held for sale in the consolidated balance sheet as of December 31, 2021. These changes have been applied to all periods presented. The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Luna Labs segment that will be eliminated from continuing operations. Previously reported expenses for the Luna Labs segment have been restated to exclude certain allocated expenses that are not directly attributable to the Luna Labs segment.
The key components from discontinued operations related to the Luna Labs business are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$—	$5,972	$5,108	$11,274
Cost of revenues	—	4,603	3,692	8,747
Gross profit	—	1,369	1,416	2,527
Selling, general and administrative expenses	265	337	656	709
Operating (loss)/income	(265)	1,032	760	1,818
Income tax (benefit)/expense	(856)	101	166	146
Net income from discontinued operations, net of tax	$591	$931	$594	$1,672
Assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheet as of December 31, 2021 consist of the following (in thousands):

December 31, 2021
Accounts receivable, net	$2,967
Inventory	282
Contract assets	4,051
Prepaid expenses and other current	132
Property and equipment, net	330
Intangible assets, net	165
Operating lease ROU asset	4,884
Other assets	141
Assets held for sale	$12,952

Accounts payable	1,042
Accrued and other current liabilities	821
Contract liabilities	2,626
Current portion of operating lease liabilities	388
Long-term portion of operating lease liabilities	4,826
Liabilities associated with assets held for sale	$9,703

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash information related to discontinued operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Depreciation and amortization	$23	$31
Share-based compensation	177	10
Acquisition of property and equipment	34	50

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
The Lios acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805 - Business Combinations. Under ASC 805, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of the acquisition consideration over the identifiable assets acquired and liabilities assumed is recognized as goodwill. Due to the timing of the acquisition relative to the interim balance sheet date, the purchase price allocation of Lios is based on a preliminary valuation and is subject to revision as final valuation of acquired intangible assets and evaluation of working capital values and related reserves are completed.

The following table summarizes the preliminary allocation of the purchase consideration of the Lios acquisition:

(in thousands)
Accounts receivable	$3,001
Inventory	5,388
Prepaid expenses and other current assets	92
Property and equipment	858
Intangible assets	5,994
Goodwill	10,533
Operating lease right-of-use asset	512
Accounts payable	(1,217)
Accrued and other current liabilities	(1,026)
Current portion of operating lease liability	(322)
Deferred income tax liability	(1,537)
Long-term portion of operating lease liability	(191)
Total purchase consideration	$22,085

The identifiable intangible assets and their estimated useful lives were as follows:

	Estimated
	Useful Life	(in thousands)
Developed technology	6 years	1,998
Customer relationships	8 years	3,330
Trade names and trademarks	7 years	333
Backlog	1 year	333
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

4.    Intangible assets, net
Intangible assets, net at June 30, 2022 and December 31, 2021 consisted of the following:

	Estimated Life	June 30, 2022	December 31, 2021
(in thousands)
Patent costs	1 - 18 years	$8,731	$9,230
Developed technology	6 - 10 years	16,202	14,440
In-process research and development	N/A	2,684	2,732
Customer base	5 - 8 years	3,719	700
Trade names	7 - 15 years	883	550
Backlog	1 - 3 years	333	—
		32,552	27,652
Accumulated amortization		(12,153)	(10,475)
		$20,399	$17,177

Amortization expense for the three and six months ended June 30, 2022 was $0.8 million and $1.7 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at June 30, 2022, for each of the next five years and beyond is as follows (in thousands):

Year Ending December 31,
2022 (remaining 6 months)	$2,377
2023	3,926
2024	3,248
2025	2,914
2026	2,798
2027 & beyond	5,136
Total	$20,399

5.Goodwill
The change in the carrying value of goodwill during the six months ended June 30, 2022 was as follows:

(in thousands)
Balance as of December 31, 2021	18,984
Acquisition of Lios	10,533
Foreign currency translation	(1,076)
Balance as of June 30, 2022	$28,441

6.Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	June 30, 2022	December 31, 2021
(in thousands)
Finished goods	$10,997	$10,087
Work-in-process	2,901	2,318
Raw materials	16,856	10,088
Total inventory	30,754	22,493
7.    Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
(in thousands)
Accrued compensation	$7,794	$6,798
Contingent consideration	100	225
Accrued professional fees	1,343	503
Accrued income tax	4,071	328
Current portion of finance lease liability	49	48
Accrued liabilities - other	3,056	1,356
Total accrued and other current liabilities	$16,413	$9,258

8.Debt
Long-term debt consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Term Loan (net of debt issuance costs of $82 and $44, 4.05% and 2.48% at June 30, 2022 and December 31, 2021, respectively)	$19,918	$8,290
Revolving Loan (4.05% and 2.43% at June 30, 2022 and December 31, 2021)	1,300	7,550
	21,218	15,840
Less: Current portion of long-term debt obligations	(2,000)	(4,167)
Long-term debt obligations	$19,218	$11,673
PNC Bank Facility
On June 21, 2022 (the “Effective Date”), the Company entered into a Loan Modification Agreement (the “Second Amendment”) in respect of its Loan Agreement, dated as of December 1, 2020 (the “Original Loan Agreement” and as amended by that certain First Amendment to Loan Agreement, dated as of March 10, 2022, and the Second Amendment, the “Loan Agreement”) with PNC Bank, National Association, as lender (the “Lender”) and certain of the Company’s domestic subsidiaries as guarantors, to, among other things, extend the maturity date of the Term Loan and Revolving Line (each as defined below) to June 21, 2027 and increase the total commitments to the Company.
The Loan Agreement provides a $15.0 million revolving credit facility (the “Revolving Line”) and a $20 million term loan facility (the “Term Loan”). On the Effective Date, we borrowed the full amount of the Term Loan from the Lender according to a term note (the “Term Note”), a portion of the proceeds of which were used to refinance the remaining principal amount of the $12.5 million in term loans issued under the Original Loan Agreement, and the remainder of which were used to pay down approximately $13.7 million of the $15.0 million in revolving loans outstanding under the Revolving Line (the “Revolving Loan”) according to a revolving line of credit note (the “Revolving Line of Credit Note”). We may repay and reborrow advances under the Revolving Line from time to time according to the Revolving Line of Credit Note.
The Term Loan matures on June 21, 2027, which was extended from December 1, 2023 as part of the loan modification. The Term Loan amortizes at a rate equal to 10% for the first year, 15% for years two and three and 20% in years four and five, in each case payable on a quarterly basis. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest will be due and payable on June 21, 2027. The Term Loan bears interest at a floating per annum rate equal to the sum of (a) the daily simple secured overnight finance rate ("Daily Simple SOFR"), plus (b) an SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on our Net Leverage Ratio (as defined in the Loan Agreement). We may prepay the Term Loan without penalty or premium.

The Revolving Line expires on June 21, 2027, which was extended from December 1, 2023 as part of the loan modification. Borrowings under the Revolving Line bear interest at a floating per annum rate equal to the sum of (a) the Daily Simple SOFR, plus (b) an SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on our Net Leverage Ratio. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest is due and payable on June 21, 2027. The unused portion of the Revolving Line accrues a fee equal to 0.20% per annum multiplied by the quarterly average unused amount. The unused Revolving Line totaled $13.7 million at June 30, 2022.
The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, financial covenants regarding minimum net leverage and fixed charge coverage (beginning in the third quarter ended September 30, 2022), affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. For the quarter ended June 30, 2022, we were initially subject to a minimum adjusted EBITDA level which was not met as of June 30, 2022 but was subsequently waived. We expect to be in compliance with the minimum net leverage and fixed charge coverage financial covenants for the next twelve months.
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

Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining 6 months)	992
2023	2,484
2024	2,984
2025	3,484
2026	3,984
2027 and thereafter	7,290
Total	$21,218

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
The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities. As of June 30, 2022, we had no operating or finance leases that have not yet commenced.
Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense for operating leases consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs	$788	$529	1,363	$1,058
Variable rent costs	(60)	(29)	(110)	(57)
Total rent expense	$728	$500	$1,253	$1,001

Future minimum lease payments under non-cancelable operating and finance leases were as follows as of June 30, 2022 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2022 (remaining 6 months)	$1,339	$26
2023	2,061	53
2024	1,349	53
2025	673	48
2026	137	—
2027 and beyond	—	—
Total future minimum lease payments	5,559	180
Less: imputed interest	343	7
Total lease liabilities	$5,216	$173

Current lease liability	$2,449	$49
Long-term lease liability	2,767	124
Total lease liabilities	$5,216	$173

Other information related to leases is as follows:

	Three Months Ended June 30,		Six months ended June 30,
(in thousands, except weighted-average data)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$13	$13	$26	$27
Interest on lease liabilities	(1)	(1)	(2)	(3)
Total finance lease cost	$12	$12	$24	$24

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$511	$571	$1,040	$1,109
Finance cash flows from finance leases	$12	$12	$24	$24
Right-of-use assets obtained in exchange for new operating lease liabilities	$33	$—	$33	$—

Other weighted average information related to leases is as follows:

	Six Months Ended June 30,
	2022	2021
Weighted-average remaining lease term (years) - operating leases	5.8	3.7
Weighted-average remaining lease term (years) - finance leases	3.2	4.2
Weighted-average discount rate - operating leases	6%	6%
Weighted-average discount rate - finance leases	3%	3%

10.Capital Stock and Share-Based Compensation
Stock Options
For the three and six months ended June 30, 2022, we recognized $0.2 million and $0.4 million, respectively, in share-based compensation expense related to stock options, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation expense related to stock options for the three and six months ended June 30, 2021 totaled $0.3 million and $0.5 million, respectively. We expect to recognize $0.6 million in share-based compensation expense over the weighted-average remaining service period of 1.2 years for stock options outstanding as of June 30, 2022.
Restricted Stock Units
During the three and six months ended June 30, 2022, we granted 376,436 and 623,842 time-based restricted stock units ("RSUs"), respectively. RSU grants for the three and six months ended June 30, 2021 totaled 55,000 and 134,250, respectively. The general terms of the RSUs are similar to awards previously granted by us. The weighted average fair value of the time-based RSUs granted during the three and six months ended June 30, 2022 was $5.48 and $6.39 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
In addition, pursuant to our Deferred Compensation Plan, non-employee directors can elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. During the three and six months ended June 30, 2022 we granted 89,825 and 98,261 RSUs, respectively, pursuant to the Deferred Compensation Plan. RSU grants pursuant to the Deferred Compensation Plan for the three and six months ended June 30, 2021 totaled 4,259 and 8,917, respectively. The general terms of these RSUs are similar to awards previously granted by us. The weighted average fair value of these RSUs granted during the three and six months ended June 30, 2022, was $5.56 and $5.81 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
For the three and six months ended June 30, 2022, we recognized $0.5 million and $1.2 million, respectively, in share-based compensation expense related to RSUs, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation related to RSUs for the three and six months ended June 30, 2021 totaled $0.3 million and $0.6 million, respectively. We expect to recognize $5.6 million in share-based compensation expense over the weighted-average remaining service period of 2.3 years for RSUs outstanding as of June 30, 2022.
Employee Stock Purchase Plan ("ESPP")
For the three and six months ended June 30, 2022, we recognized $0.1 million and $0.2 million, respectively, in share-based compensation expense related to the ESPP, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation related to the ESPP for the three and six months ended June 30, 2021 totaled $0.1 million and $0.2 million, respectively.

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

The details are listed in the table below for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Total Revenue by Geographic Location
United States	$10,249	$11,536	20,764	$22,115
Asia	4,187	3,596	9,017	7,268
Europe	7,558	4,509	12,465	8,486
Canada, Central and South America	3,957	2,324	6,185	5,093
All Others	211	—	211	—
Total	$26,162	$21,965	$48,642	$42,962

Total Revenue by Major Customer Type
Sales to the U.S. government	$2,156	$2,502	$3,791	$4,916
U.S. direct commercial sales and other	8,093	9,033	16,974	17,199
Foreign commercial sales & other	15,913	10,430	27,877	20,847
Total	$26,162	$21,965	$48,642	$42,962

Total Revenue by Contract Type
Fixed-price contracts	$25,501	$20,732	$47,354	$41,778
Cost-type contracts	661	1,233	1,289	1,184
Total	$26,162	$21,965	$48,642	$42,962

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$22,885	$18,099	41,494	$34,939
Goods/services transferred over time	3,277	3,866	7,149	8,023
Total	$26,162	$21,965	$48,642	$42,962

Total Revenue by Major Products/Services
Technology development	$1,539	$2,027	3,136	$4,167
Test, measurement and sensing systems	24,022	19,485	44,117	38,003
Other	601	—	1,389	—
Total	$26,162	$21,965	$48,642	$42,962
Contract Balances
Our contract assets consist of unbilled amounts for research contracts as well as custom product contracts. Contract liabilities include excess billings, subcontractor accruals, warranty expense, extended warranty revenue, and customer deposits. During the three and six months ended June 30, 2022, we recognized $1.4 million and $2.9 million, respectively, of revenue that was included in contract liabilities as of December 31, 2021.

The following table shows the components of our contract balances as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Contract assets	$3,369	$5,166
Contract liabilities	4,816	4,649
Net contract (liabilities) assets	$(1,447)	$517
Performance Obligations
Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our unfulfilled performance obligations was $47.6 million at June 30, 2022. We expect to satisfy $36.4 million of the performance obligations in 2022, $8.3 million in 2023 and the remainder by 2026.

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
For the six months ended June 30, 2022, our effective income tax rate was 13.9% compared to 42.8% for the six months ended June 30, 2021. The effective tax rate for 2022 differed from the federal statutory rate of 21%, primarily as a result of unfavorable impact from the net Global Intangible Low Taxed Inclusion ("GILTI") and losses for which no benefit can be recorded partially offset by Research & Development ("R&D") tax credits. The effective tax rate for 2021 differed from the federal statutory rate of 21% primarily as a result of the excess tax benefit on stock compensation vesting and exercises.

13.Commitments and Contingencies
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
We executed non-cancelable purchase orders totaling $4.8 million as of June 30, 2022 for multiple shipments of tunable lasers to be delivered over a 9-15 month period. At June 30, 2022, approximately $4.4 million of these commitments remained and are expected to be delivered by August 22, 2023.

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
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $47.6 million and $38.4 million at June 30, 2022 and December 31, 2021, respectively.
Acquisitions
On March 10, 2022, we acquired NKT Photonics GmbH and LIOS Technology Inc. (collectively, “Lios”) for €20.0 million, or $22.1 million. Lios, based in Cologne, Germany and formerly owned by NKT Photonics A/S, provides temperature and strain sensing products which are highly complementary to our existing portfolio of fiber optic offerings.
Discontinued Operations
On March 8, 2022, we completed the sale of substantially all of our equity interests in our Luna Labs business to certain members of Luna Labs’ senior management team and a group of outside investors for an initial purchase price of $20.4 million before working capital and escrow adjustments and transaction fees. We had been actively marketing our Luna Labs segment to prospective buyers during 2021 as part of our growth strategy for our Lightwave segment. We have separately reported the results of our Luna Labs segment as discontinued operations in our consolidated statement of operations for the three and six months ended June 30, 2022 and 2021, and presented the related assets and liabilities as held for sale in the consolidated balance sheet as of December 31, 2021.
Description of Revenues, Costs and Expenses
Impact of COVID-19 Pandemic
The ongoing global COVID-19 pandemic has impacted, and will likely continue to impact, the way we conduct our business, including the way in which we interface with customers, suppliers and our employees. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. During 2022, we have experienced and expect to continue experiencing some disruption in our supply chain and delays in revenue from certain customers as a result of shut-downs in China. While we believe these disruptions are temporary, there is no guarantee we will be able to manage through these disruptions. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic on our business.
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

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues
Revenues for the three months ended June 30, 2022 increased $4.2 million, or 19%, to $26.2 million compared to $22.0 million for the three months ended June 30, 2021. The majority of the increase in revenues for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due to the revenues from Lios which was acquired on March 10, 2022 and growth in our sensing product sales.
Cost of Revenues and Gross Profit
Cost of revenues increased by $0.8 million, or 9%, to $10.2 million for the three months ended June 30, 2022, compared to $9.4 million for the three months ended June 30, 2021. The increase in cost of revenues was in line with our sales growth. Our overall gross margin for three months ended June 30, 2022 was 61%, compared to 57% for the three months ended June 30, 2021. The increase in gross margin was primarily due to a favorable sales mix.
Operating Expense

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$15,760	$12,805	$2,955	23%
Research, development and engineering	2,665	1,810	855	47%
Total operating expense	$18,425	$14,615	$3,810	26%

Our selling, general and administrative expense increased $3.0 million, or 23%, to $15.8 million for the three months ended June 30, 2022, compared to $12.8 million for the three months ended June 30, 2021. Selling, general and administrative expense increased primarily due to the acquired Lios operations.
Research, development and engineering expense increased $0.9 million, or 42%, to $2.7 million for the three months ended June 30, 2022, compared to $1.8 million for the three months ended June 30, 2021. Research, development and engineering expense increased primarily due to the timing of expenses from OptaSense last year and the acquired Lios operations.
Loss from Continuing Operations Before Income Taxes
During the three months ended June 30, 2022, we recognized a loss from continuing operations before income taxes of $2.5 million compared to loss from continuing operations before income taxes of $2.2 million for the three months ended June 30, 2021.
Income Tax Expense/(Benefit)
For the three months ended June 30, 2022, we recognized income tax expense from continuing operations of $0.4 million, compared to an income tax benefit from continuing operations of $1.0 million for the three months ended June 30, 2021. The income tax expense for the three months ended June 30, 2022 was primarily due to an unfavorable impact from the net Global Intangible Low Taxed Inclusion ("GILTI") and losses for which no benefit can be recorded partially offset by Research & Development ("R&D") tax credits. The income tax benefit for the three months ended June 30, 2021 was primarily related to the pre-tax loss and deductions on vested RSUs and stock option exercises.
Income from Discontinued Operations, net
For the three months ended June 30, 2022 and 2021, we recognized income from discontinued operations, net of income taxes, of $0.6 million and $0.9 million, respectively. The results of our discontinued operations for the three months ended June 30, 2021 include the operations of our Luna Labs segment that were held for sale.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues
Revenues for the six months ended June 30, 2022 increased $5.6 million, or 13%, to $48.6 million compared to $43.0 million for the six months ended June 30, 2021. The majority of the increase in revenues for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due to the revenues from Lios which was acquired on March 10, 2022. Excluding Lios, we also experienced growth in sales of our sensing products.
Cost of Revenues and Gross Profit
Cost of revenues increased $0.3 million, or 2%, to $18.4 million for the six months ended June 30, 2022, compared to $18.1 million for the six months ended June 30, 2021. This increase in cost of revenues primarily resulted from the Lios business. Our overall gross margin for the six months ended June 30, 2022 was 62%, compared to 58% for the six months ended June 30, 2021. The increase in gross margin was primarily due to a favorable sales mix.
Operating Expense

	Six months ended June 30,
(in thousands)	2022	2021	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$29,862	$23,739	$6,123	26%
Research, development and engineering	5,207	4,727	480	10%
Total operating expense	$35,069	$28,466	$6,603	23%

Selling, general and administrative expense increased $6.1 million, or 26%, to $29.9 million for the six months ended June 30, 2022, compared to $23.7 million for the six months ended June 30, 2021. Selling, general and administrative expense increased primarily due to the acquired Lios operations and higher integration costs, amortization of intangible assets and share-based compensation.
Research, development and engineering expense increased $0.5 million, or 10%, to $5.2 million for the six months ended June 30, 2022, compared to $4.7 million for the six months ended June 30, 2021. Research, development and engineering expense increased primarily due to the acquired Lios operations.
Loss from Continuing Operations Before Income Taxes
During the six months ended June 30, 2022, we recognized a loss from continuing operations before income taxes of $5.0 million compared to a loss of $3.9 million for the six months ended June 30, 2021.
Income Tax Benefit
For the six months ended June 30, 2022 and 2021 we recognized an income tax benefit from continuing operations of $0.7 million and $1.7 million, respectively. The income tax benefit for the six months ended June 30, 2022 was primarily due to the pre-tax loss and R&D tax credits, which was partially offset by an unfavorable impact from the net ("GILTI") and losses for which no benefit can be recorded due to valuation allowances. The income tax benefit for the six months ended June 30, 2021 was primarily related to the pre-tax loss and deductions on vested RSUs and stock option exercises.
Net Income from Discontinued Operations
For the six months ended June 30, 2022 and 2021, we recognized income from discontinued operations, net of income taxes, of $11.5 million and $1.7 million, respectively. The results of our discontinued operations for both six month periods include the operations of our Luna Labs segment that were held for sale. The results of our discontinued operations for the six months ended June 30, 2022 included a gain of $10.9 million, net of tax, on the sale of Luna Labs.

Liquidity and Capital Resources
At June 30, 2022, our total cash and cash equivalents were $4.9 million. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock. As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis. In March 2022, we completed the disposition of Luna Labs and the acquisition of Lios, which are discussed elsewhere in this Form 10-Q. The Lios acquisition price of $22.1 million was funded from $13.0 million of initial cash proceeds from the disposition of Luna Labs with the remainder of funding coming from availability under our revolver and operating cash. In June 2022, we completed a refinancing of our previous credit facility to, among other things, extend the maturity date of our Term Loan and Revolving Line and increase our total borrowing capacity.

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
As of June 30, 2022, we had outstanding borrowings under our Term Loan and Revolving Line of $19.9 million and $1.3 million, respectively. We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note.
The Term Loan matures on June 21, 2027. The Term Loan amortizes at a rate equal to 10% for the first year, 15% for years two and three and 20% in years four and five, in each case paid on a quarterly basis. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest will be due and payable on June 21, 2027. The Term Loan bears interest at a floating per annum rate equal to the sum of (a) the daily simple secured overnight financing rate, or Daily Simple SOFR, plus (b) an SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on the Net Leverage Ratio (as defined in the Loan Agreement). We may prepay the Term Loan without penalty or premium.
The Revolving Line expires on June 21, 2027. Borrowings under the Revolving Line bear interest at a floating per annum rate equal to the sum of (a) Daily Simple SOFR, plus (b) a SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on the Net Leverage Ratio. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest is due and payable on June 21, 2027. The unused portion of the Revolving Line accrues a fee equal to 0.20% per annum multiplied by the quarterly average unused amount. The unused Revolving Line totaled $13.7 million at June 30, 2022.
Additional details of our Loan Agreement can be found in Note 8, "Debt" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
We believe that our cash and cash equivalents and availability under our revolver as of June 30, 2022 will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Discussion of Cash Flows

	Six months ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(7,068)	$(2,881)
Net cash used in investing activities	(10,740)	(692)
Net cash provided/(used in) by financing activities	6,739	(496)
Effect of exchange rate changes on cash and cash equivalents	(1,195)	673
Net decrease in cash and cash equivalents	$(12,264)	$(3,396)
During the six months ended June 30, 2022, net cash used in operating activities was $7.1 million compared to $2.9 million for the comparable period of 2021. Overall, this net increase in use of operating cash was driven by lower income from continuing operations and an increase in working capital.
During the six months ended June 30, 2022, cash used in investing activities was $10.7 million which increased by $10.0 million from 2021. The increase in net cash used in investing activities was primarily due to the acquisition of LIOS totaling $22.1 million, partially offset from the proceeds from the sale of Luna Labs totaling $13.0 million. Excluding acquisitions and sales transactions, cash used in investing increased by $0.9 million primarily due to increased capital expenditures for normal business needs.
During the six months ended June 30, 2022, cash provided by financing activities was $6.7 million, compared to cash used in financing activities of $0.5 million in 2021, primarily due to net proceeds of $5.4 million from new borrowings used to partially fund the acquisition of Lios in March 2022. The remaining change in borrowing activity was due to the refinancing of our credit facility in the second quarter.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Line with interest rates at a floating per annum rate equal to the sum of (a) Daily Simple SOFR, plus (b) a SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on the Net Leverage Ratio as defined in the credit agreement governing the Term Loan and Revolving Line. As of June 30, 2022, we had outstanding borrowings under our Term Loan and Revolving Line of $19.9 million and $1.3 million, respectively, at the weighted-average variable interest rate of 4.05%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of approximately $55 thousand.
Foreign Currency Exchange Rate Risk
Our foreign currency exposure is primarily related to our net investment in foreign subsidiaries. Foreign exchange rate gains or losses resulting from the translation of our foreign operations into U.S. dollars are reflected as a cumulative translation adjustment and do not affect our results of operations.

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
◦We are experiencing impacts from inflationary pressures, including with respect to labor and materials costs, which could adversely impact our profitability and cash flow.
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

We are experiencing impacts from inflationary pressures, including with respect to labor and materials costs, which could adversely impact our profitability and cash flow.

We are experiencing, and may continue to experience, the general impact of inflationary market pressures on our business, particularly with respect to labor and materials costs. We are experiencing pressures on materials and certain labor costs as a result of the inflationary environment and current general labor shortage, which has resulted in increased competition for skilled labor and wage inflation. It is possible that our labor, fuel and materials costs could continue to increase as we expand our operations and volume of work. We have not been, and may not be able to, fully adjust our contract pricing to compensate for these cost increases, which has affected, and may continue to affect, our profitability and cash flows. Inflationary pressures and related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also cause uncertainties for our customers and affect the level of their project activity, which could also adversely affect our profitability and cash flows.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2022
Not applicable.

(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.

(c) Purchases of Equity Securities by the Registrant
The following table summarizes repurchases of our common stock during April, May and June 2022.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of Shares	Average Price Paid per	Part of a Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
4/1/2022 - 4/30/2022	—	$—	—	$—
5/1/2022 - 5/31/2022	2,668 (1)	$5.95	—	$—
6/1/2022 - 6/30/2022	—	$—	—	$—

(1) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon vesting of restricted stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Amended and Restated Employment Agreement, dated as of April 1, 2022 by and between Luna Innovations Incorporated and Scott Graeff (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008 filed on April 7, 2022).

10.2
Amended and Restated Employment Agreement, dated as of April 1, 2022 by and between Luna Innovations Incorporated and Eugene Nestro (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-52008 filed on April 7, 2022).

10.3
Amended and Restated Employment Agreement, dated as of April 1, 2022 by and between Luna Innovations Incorporated and Brian Soller (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-52008 filed on April 7, 2022).

10.4*	First Amendment to Loan Agreement, dated as of March 10, 2022, by and between the Company and PNC Bank, National Association.

10.5*	Second Amendment to Loan Agreement, dated as of June 21, 2022, by and between the Company and PNC Bank, National Association.

10.6*	Amended and Restated Revolving Line of Credit Note, dated June 21, 2022, by and between the Company and PNC Bank, National Association.

10.7*	Amended and Restated Term Loan Agreement, dated June 21, 2022, by and between the Company and PNC Bank, National Association.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luna Innovations Incorporated
Date:	August 12, 2022	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)