Form 10-Q
period 2022-09-30
LUNA INNOVATIONS INC
filed 2022-11-10
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2022, there were 32,961,770 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,889	$17,128
Accounts receivable, net	29,295	20,913
Contract assets	6,196	5,166
Inventory	32,400	22,493
Prepaid expenses and other current assets	4,744	3,793
Assets held for sale	—	12,952
Total current assets	80,524	82,445
Property and equipment, net	4,827	2,988
Intangible assets, net	18,964	17,177
Goodwill	27,215	18,984
Operating lease right-of-use assets	4,069	5,075
Other non-current assets	3,251	247
Deferred tax asset	6,397	3,321
Total assets	$145,247	$130,237
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$2,250	$4,167
Accounts payable	5,370	2,809
Accrued and other current liabilities	19,237	9,258
Contract liabilities	4,850	4,649
Current portion of operating lease liabilities	2,115	2,101
Liabilities associated with assets held for sale	—	9,703
Total current liabilities	33,822	32,687
Long-term debt obligations, net of current portion	19,465	11,673
Long-term portion of operating lease liabilities	2,374	3,509
Deferred tax liability	1,324	—
Other long-term liabilities	408	445
Total liabilities	57,393	48,314
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 34,650,827 and 33,855,725 shares issued, 32,865,870 and 32,116,270 shares outstanding at September 30, 2022 and December 31, 2021, respectively	35	34
Treasury stock at cost, 1,784,957 and 1,744,026 shares at September 30, 2022 and December 31, 2021, respectively	(5,542)	(5,248)
Additional paid-in capital	103,264	98,745
Accumulated deficit	(3,149)	(11,575)
Accumulated other comprehensive loss	(6,754)	(33)
Total stockholders’ equity	87,854	81,923
Total liabilities and stockholders’ equity	$145,247	$130,237
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$29,153	$20,329	$77,795	$63,291
Cost of revenue	12,234	7,745	30,633	25,855
Gross profit	16,919	12,584	47,162	37,436
Operating expense:
Selling, general and administrative	12,665	9,674	42,527	33,414
Research, development and engineering	2,776	2,920	7,983	7,647
Total operating expense	15,441	12,594	50,510	41,061
Operating income/(loss)	1,478	(10)	(3,348)	(3,625)
Other income/(expense):
Other income	73	—	146	—
Interest expense, net	(218)	(110)	(442)	(375)
Total other expense, net	(145)	(110)	(296)	(375)
Income/(loss) from continuing operations before income taxes	1,333	(120)	(3,644)	(4,000)
Income tax expense/(benefit)	165	224	(527)	(1,436)
Net income/(loss) from continuing operations	1,168	(344)	(3,117)	(2,564)
Income from discontinued operations, net of income tax (benefit)/expense of ($78), $235, $88 and $381	28	699	622	2,371
Gain on sale of discontinued operations, net of tax of $3,117	—	—	10,921	—
Net income from discontinued operations	28	699	11,543	2,371
Net income/(loss)	1,196	355	8,426	(193)
Net income/(loss) per share from continuing operations:
Basic	$0.04	$(0.01)	$(0.10)	$(0.08)
Diluted	$0.03	$(0.01)	$(0.10)	$(0.08)
Net income per share from discontinued operations:
Basic	$—	$0.02	$0.36	$0.08
Diluted	$—	$0.02	$0.36	$0.07
Net income/(loss) per share attributable to common stockholders:
Basic	$0.04	$0.01	$0.26	$(0.01)
Diluted	$0.04	$0.01	$0.26	$(0.01)
Weighted average shares:
Basic	32,800,690	31,944,869	32,492,276	31,553,998
Diluted	34,104,850	33,780,714	32,492,276	33,585,973

Luna Innovations Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)
 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$1,196	$355	$8,426	$(193)
Other comprehensive (loss)/income	(3,124)	(672)	(6,721)	204
Total other comprehensive (loss)/income	$(1,928)	$(317)	$1,705	$11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
 (in thousands, except share data)

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, June 30, 2022	32,752,348	$35	1,784,957	$(5,542)	$102,043	$(4,345)	$(3,630)	$88,561
Exercise of stock options	82,018	—	—	—	3	—	—	3
Share-based compensation	31,504	—	—	—	1,218	—	—	1,218
Net income	—	—	—	—	—	1,196	—	1,196
Foreign currency translation adjustment	—	—	—	—	—	—	(3,124)	(3,124)
Balance, September 30, 2022	32,865,870	$35	1,784,957	$(5,542)	$103,264	$(3,149)	$(6,754)	$87,854

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at June 30, 2021	31,772,444	$33	1,739,455	$(5,209)	$95,936	$(13,505)	$628	$77,883
Exercise of stock options	186,139	1	—	—	586	—	—	587
Share-based compensation	3,324	—	—	—	716	—	—	716
Net income	—	—	—	—	—	355	—	355
Foreign currency translation adjustment	—	—	—	—	—	—	(672)	(672)
Balance, September 30, 2021	31,961,907	$34	1,739,455	$(5,209)	$97,238	$(13,150)	$(44)	$78,869

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, December 31, 2021	32,116,270	$34	1,744,026	$(5,248)	$98,745	$(11,575)	$(33)	$81,923
Exercise of stock options	442,450	1	—	—	1,160	—	—	1,161
Share-based compensation	246,627	—	—	—	2,838	—	—	2,838
ESPP issuance	101,454	—	—	—	521	—	—	521
Purchase of treasury stock	(40,931)	—	40,931	(294)	—	—	—	(294)
Net income	—	—	—	—	—	8,426	—	8,426
Foreign currency translation adjustment	—	—	—	—	—	—	(6,721)	(6,721)
Balance, September 30, 2022	32,865,870	$35	1,784,957	$(5,542)	$103,264	$(3,149)	$(6,754)	$87,854

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2020	31,024,537	$33	1,699,975	$(4,789)	$92,403	$(12,957)	$(248)	74,442
Exercise of stock options	764,320	1	—	—	2,075	—	—	2,076
Share-based compensation	149,337	—	—	—	2,230	—	—	2,230
ESPP issuance	63,193	—	—	—	530	—	—	530
Purchase of treasury stock	(39,480)	—	39,480	(420)	—	—	—	(420)
Net loss	—	—	—	—	—	(193)	—	(193)
Foreign currency translation adjustment	—	—	—	—	—	—	204	204
Balance at September 30, 2021	31,961,907	$34	1,739,455	$(5,209)	$97,238	$(13,150)	$(44)	$78,869

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Nine Months Ended September 30,
	2022	2021

Cash flows (used in)/provided by operating activities
Net income/(loss)	$8,426	$(193)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	3,993	3,523
Share-based compensation	3,204	2,230
Gain on sale of discontinued operations, net of tax	(10,921)	—
Deferred taxes	(3,374)	(23)
Change in assets and liabilities
Accounts receivable	(6,166)	482
Contract assets	(2,739)	837
Inventory	(6,662)	(1,906)
Other current assets	2,093	(1,752)
Other long-term assets	599	—
Accounts payable and accrued and other current liabilities	5,824	(1,681)
Contract liabilities	2,425	(287)
Other long-term liabilities	13	—
Net cash (used in)/provided by operating activities	(3,285)	1,230
Cash flows used in investing activities
Acquisition of property and equipment	(2,313)	(943)
Intangible property costs	4	(215)
Proceeds from sale of property and equipment	25	—
Proceeds from sale of discontinued operations	12,973	—
Acquisition of Lios	(22,085)	—
Net cash used in investing activities	(11,396)	(1,158)
Cash flows provided by/(used in) financing activities
Payments on finance lease obligations	(36)	(36)
Proceeds from borrowings under debt obligations	22,150	—
Payments of debt obligations	(16,275)	(3,110)
Repurchase of common stock	(294)	(420)
Proceeds from ESPP	521	530
Proceeds from the exercise of options	1,160	2,076
Net cash provided by/(used in) financing activities	7,226	(960)
Effect of exchange rate changes on cash and cash equivalents	(1,784)	277
Net decrease in cash and cash equivalents	(9,239)	(611)
Cash and cash equivalents—beginning of period	17,128	15,366
Cash and cash equivalents—end of period	$7,889	$14,755
Supplemental disclosure of cash flow information
Cash paid for interest	$209	$75
Cash received for income tax refund, net	$220	$—
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments considered necessary to present fairly our financial position at September 30, 2022, results of operations, comprehensive income/(loss) and changes in stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated balance sheet as of December 31, 2021 was derived from our audited consolidated financial statements.
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
For the three months ended September 30, 2022 and 2021, the effects of 1.3 million and 1.8 million common stock equivalents are included for the diluted per share data, respectively. Stock options, restricted stock units and deferred stock units credited to our directors under our non-employee deferred compensation plan are included in our common stock equivalents. For the nine months ended September 30, 2022, all potentially dilutive securities for stock options and restricted stock units were excluded as their impact would be anti-dilutive. For the nine months ended September 30, 2021, the effect of 2.0 million common stock equivalents are included for the diluted per share data.
The following shares have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	80,000	38,000	580,000	36,000
Restricted stock units	386,000	25,000	947,000	13,000
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

2.    Sale of Discontinued Operations
On March 8, 2022, we completed the sale of substantially all of our equity interests in our Luna Labs business to certain members of Luna Labs’ senior management team and a group of outside investors for an initial purchase price of $20.4 million before working capital and escrow adjustments and transaction expenses. Total consideration included $13.0 million of cash received at closing, $2.5 million in the form of a convertible note and $1.7 million in the form of 60-day promissory notes. We can earn up to $1.0 million in future payments from Luna Labs upon the achievement by Luna Labs of certain financial goals. The full amount of the 60-day promissory notes has been collected as of September 30, 2022. The earn out receivable is included within the prepaid expenses and other current assets line item and the convertible note is included in other non-current assets line item of the consolidated balance sheet. The gain on the transaction was $10.9 million, net of taxes of $3.1 million.
We have separately reported the financial results of Luna Labs as discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively, and presented the related assets and liabilities as held for sale in the consolidated balance sheet as of December 31, 2021. These changes have been applied to all periods presented. The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Luna Labs segment that will be eliminated from continuing operations. Previously reported expenses for the Luna Labs segment have been restated to exclude certain allocated expenses that are not directly attributable to the Luna Labs segment.
The key components from discontinued operations related to the Luna Labs business are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$—	$6,376	$5,108	$17,650
Cost of revenues	—	5,145	3,692	13,892
Gross profit	—	1,231	1,416	3,758
Selling, general and administrative expenses	50	297	706	1,006
Operating (loss)/income	(50)	934	710	2,752
Income tax (benefit)/expense	(78)	235	88	381
Net income from discontinued operations, net of tax	$28	$699	$622	$2,371

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

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash information related to discontinued operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Depreciation and amortization	$23	$83
Share-based compensation	177	97
Acquisition of property and equipment	34	24

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
We completed the valuation of acquired intangible assets during the third quarter and made certain adjustments to working capital during the second and third quarters. Accordingly, the fair values of assets and liabilities have been revised as of the acquisition date, resulting in a cumulative decrease in goodwill of $22,000 as of September 30, 2022. The purchase price allocation remains preliminary mainly due to the finalization of income taxes and evaluation of certain working capital values and related reserves.

The following table summarizes the preliminary allocation of the purchase consideration of the Lios acquisition:

(in thousands)
Accounts receivable	$3,216
Inventory	5,255
Prepaid expenses and other current assets	96
Property and equipment	858
Intangible assets	6,437
Goodwill	10,300
Operating lease right-of-use asset	512
Accounts payable	(1,217)
Accrued and other current liabilities	(1,318)
Current portion of operating lease liability	(322)
Deferred income tax liability	(1,508)
Long-term portion of operating lease liability	(224)
Total purchase consideration	$22,085

The identifiable intangible assets and their estimated useful lives were as follows:

	Estimated
	Useful Life	(in thousands)
Developed technology	6 years	1,998
Customer relationships	8 years	3,662
Trade names and trademarks	7 years	333
Backlog	1 year	444
		$6,437

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
Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition. Goodwill generated from our business acquisition was primarily attributable to expected synergies from future customer and sales growth. We do not expect this goodwill to be deductible for tax purposes. We incurred $1.1 million of acquisition-related costs that have been included in selling, general and administrative expenses for the nine months ended September 30, 2022.

4.    Intangible assets, net
Intangible assets, net at September 30, 2022 and December 31, 2021 consisted of the following:

	Estimated Life	September 30, 2022	December 31, 2021
(in thousands)
Patent costs	1 - 18 years	$8,632	$9,230
Developed technology	6 - 10 years	15,861	14,440
In-process research and development	N/A	2,593	2,732
Customer base	5 - 8 years	3,610	700
Trade names	7 - 15 years	883	550
Backlog	1 - 3 years	444	—
		32,023	27,652
Accumulated amortization		(13,059)	(10,475)
		$18,964	$17,177

Amortization expense for the three and nine months ended September 30, 2022 was $0.9 million and $2.6 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at September 30, 2022, for each of the next five years and beyond is as follows (in thousands):

Year Ending December 31,
2022 (remaining 3 months)	$927
2023	3,676
2024	3,192
2025	2,857
2026	2,741
2027 & beyond	5,571
Total	$18,964

5.Goodwill
The change in the carrying value of goodwill during the nine months ended September 30, 2022 was as follows:

(in thousands)
Balance as of December 31, 2021	18,984
Acquisition of Lios	10,300
Foreign currency translation	(2,069)
Balance as of September 30, 2022	$27,215

6.Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	September 30, 2022	December 31, 2021
(in thousands)
Finished goods	$11,304	$10,087
Work-in-process	2,319	2,318
Raw materials	18,777	10,088
Total inventory	32,400	22,493
7.    Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
(in thousands)
Accrued compensation	$8,222	$6,798
Contingent consideration	—	225
Accrued professional fees	1,260	503
Accrued income tax	5,272	328
Current portion of finance lease liability	49	48
Accrued liabilities - other	4,434	1,356
Total accrued and other current liabilities	$19,237	$9,258

8.Debt
Long-term debt consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Term Loan (net of debt issuance costs of $78 and $44, 5.58% and 2.48% at September 30, 2022 and December 31, 2021, respectively)	$19,415	$8,290
Revolving Loan (5.58% and 2.43% at September 30, 2022 and December 31, 2021)	2,300	7,550
	21,715	15,840
Less: Current portion of long-term debt obligations	(2,250)	(4,167)
Long-term debt obligations	$19,465	$11,673
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

The Revolving Line expires on June 21, 2027, which was extended from December 1, 2023 as part of the loan modification. Borrowings under the Revolving Line bear interest at a floating per annum rate equal to the sum of (a) the Daily Simple SOFR, plus (b) an SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on our Net Leverage Ratio. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest is due and payable on June 21, 2027. The unused portion of the Revolving Line accrues a fee equal to 0.20% per annum multiplied by the quarterly average unused amount. The unused Revolving Line totaled $12.7 million at September 30, 2022.
The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, financial covenants regarding minimum net leverage and fixed charge coverage (beginning in the third quarter ended September 30, 2022), affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of September 30, 2022.
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

Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining 3 months)	489
2023	2,484
2024	2,984
2025	3,484
2026	3,984
2027 and thereafter	8,290
Total	$21,715

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
The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities. As of September 30, 2022, we had no operating or finance leases that have not yet commenced.
Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense for operating leases consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs	$657	$604	2,625	$1,688
Variable rent costs	9	(46)	(146)	(139)
Total rent expense	$666	$558	$2,479	$1,549

Future minimum lease payments under non-cancelable operating and finance leases were as follows as of September 30, 2022 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2022 (remaining 3 months)	$618	$13
2023	2,034	53
2024	1,327	53
2025	653	47
2026	135	—
2027 and beyond	—	—
Total future minimum lease payments	4,767	166
Less: imputed interest	278	6
Total lease liabilities	$4,489	$160

Current lease liability	$2,115	$49
Long-term lease liability	2,374	111
Total lease liabilities	$4,489	$160

Other information related to leases is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands, except weighted-average data)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$13	$12	$39	$36
Interest on lease liabilities	(1)	1	(3)	4
Total finance lease cost	$12	$13	$36	$40

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$549	$540	$1,634	$1,563
Finance cash flows from finance leases	$12	$12	$36	$36
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$341	$—

Other weighted average information related to leases is as follows:

	Nine Months Ended September 30,
	2022	2021
Weighted-average remaining lease term (years) - operating leases	5.8	5.8
Weighted-average remaining lease term (years) - finance leases	3.4	4.2
Weighted-average discount rate - operating leases	6%	6%
Weighted-average discount rate - finance leases	3%	3%

10.Capital Stock and Share-Based Compensation
Stock Options
For the three and nine months ended September 30, 2022, we recognized $0.2 million and $0.6 million, respectively, in share-based compensation expense related to stock options, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation expense related to stock options for the three and nine months ended September 30, 2021 totaled $0.3 million and $0.8 million, respectively. We expect to recognize $0.4 million in share-based compensation expense over the weighted-average remaining service period of 1.3 years for stock options outstanding as of September 30, 2022.
Restricted Stock Units
During the three and nine months ended September 30, 2022, we granted 190,000 and 823,842 time-based restricted stock units ("RSUs"), respectively. RSU grants for the nine months ended September 30, 2021 totaled 134,250. We did not grant any RSUs in the three months ended September 30, 2021. The general terms of the RSUs are similar to awards previously granted by us. The weighted average fair value of the time-based RSUs granted during the three and nine months ended September 30, 2022 was $4.56 and $5.97 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
In addition, pursuant to our Deferred Compensation Plan, non-employee directors can elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. During the three and nine months ended September 30, 2022 we granted 14,299 and 112,560 RSUs, respectively, pursuant to the Deferred Compensation Plan. RSU grants pursuant to the Deferred Compensation Plan for the three and nine months ended September 30, 2021 totaled 5,530 and 14,447, respectively. The general terms of these RSUs are similar to awards previously granted by us. The weighted average fair value of these RSUs granted during the three and nine months ended September 30, 2022, was $5.56 and $5.78 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
For the three and nine months ended September 30, 2022, we recognized $0.6 million and $1.8 million, respectively, in share-based compensation expense related to RSUs, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation related to RSUs for the three and nine months ended September 30, 2021 totaled $0.5 million and $1.1 million, respectively. We expect to recognize $4.7 million in share-based compensation expense over the weighted-average remaining service period of 2.3 years for RSUs outstanding as of September 30, 2022.
Employee Stock Purchase Plan ("ESPP")
For the three and nine months ended September 30, 2022, we recognized $0.1 million and $0.2 million, respectively, in share-based compensation expense related to the ESPP, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation related to the ESPP for the three and nine months ended September 30, 2021 totaled $0.1 million and $0.3 million, respectively.

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

The details are listed in the table below for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Total Revenue by Geographic Location
United States	$12,597	$11,555	33,361	$33,670
Asia	7,248	3,390	16,265	10,658
Europe	8,300	3,628	20,765	12,114
Canada, Central and South America	661	1,756	6,846	6,849
All Others	347	—	558	—
Total	$29,153	$20,329	$77,795	$63,291

Total Revenue by Major Customer Type
Sales to the U.S. government	$2,604	$2,713	$6,394	$7,629
U.S. direct commercial sales and other	9,993	8,444	26,967	25,642
Foreign commercial sales & other	16,556	9,172	44,434	30,020
Total	$29,153	$20,329	$77,795	$63,291

Total Revenue by Contract Type
Fixed-price contracts	$28,202	$19,745	$75,556	$60,882
Cost-type contracts	951	584	2,239	2,409
Total	$29,153	$20,329	$77,795	$63,291

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$25,114	$17,106	66,608	$52,044
Goods/services transferred over time	4,039	3,223	11,187	11,247
Total	$29,153	$20,329	$77,795	$63,291

Total Revenue by Major Products/Services
Technology development	$2,062	$1,461	5,198	$5,629
Test, measurement and sensing systems	26,809	18,253	70,927	56,255
Other	282	615	1,670	1,407
Total	$29,153	$20,329	$77,795	$63,291
Contract Balances
Our contract assets consist of unbilled amounts for research contracts as well as custom product contracts. Contract liabilities include excess billings, subcontractor accruals, and customer deposits. During the three and nine months ended September 30, 2022, we recognized $1.9 million and $4.8 million, respectively, of revenue that was included in contract liabilities as of December 31, 2021.

The following table shows the components of our contract balances as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Contract assets	$6,196	$5,166
Contract liabilities	4,850	4,649
Net contract (liabilities) assets	$1,346	$517
Performance Obligations
Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our unfulfilled performance obligations was $53.3 million at September 30, 2022. We expect to satisfy      of the performance obligations in 2022, $20.4 million in 2023 and the remainder by 2026.

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
For the nine months ended September 30, 2022, our effective income tax rate was 14.5% compared to 35.9% for the nine months ended September 30, 2021. The effective tax rate for 2022 differed from the federal statutory rate of 21%, primarily as a result of an unfavorable impact from the net Global Intangible Low Taxed Inclusion ("GILTI") and losses for which no benefit can be recorded partially offset by Research & Development ("R&D") tax credits. The effective tax rate for 2021 differed from the federal statutory rate of 21% primarily as a result of the excess tax benefit on stock compensation vesting and exercises and R&D tax credits.

13.Commitments and Contingencies
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
We executed non-cancelable purchase orders totaling $4.8 million as of September 30, 2022 for multiple shipments of tunable lasers to be delivered over a 9-15 month period. At September 30, 2022, approximately $3.3 million of these commitments remained and are expected to be delivered by September 22, 2023.

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
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. The approximate value of our backlog was $53.3 million and $38.4 million at September 30, 2022 and December 31, 2021, respectively.
Acquisitions
On March 10, 2022, we acquired NKT Photonics GmbH and LIOS Technology Inc. (collectively, “Lios”) for €20.0 million, or $22.1 million. Lios, based in Cologne, Germany and formerly owned by NKT Photonics A/S, provides temperature and strain sensing products which are highly complementary to our existing portfolio of fiber optic offerings.
Discontinued Operations
On March 8, 2022, we completed the sale of substantially all of our equity interests in our Luna Labs business to certain members of Luna Labs’ senior management team and a group of outside investors for an initial purchase price of $20.4 million before working capital and escrow adjustments and transaction fees. We had been actively marketing our Luna Labs segment to prospective buyers during 2021 as part of our growth strategy for our Lightwave segment. We have separately reported the results of our Luna Labs segment as discontinued operations in our consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021, and presented the related assets and liabilities as held for sale in the consolidated balance sheet as of December 31, 2021.
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

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues
Revenues for the three months ended September 30, 2022 increased $8.8 million, or 43%, to $29.2 million compared to $20.3 million for the three months ended September 30, 2021. The majority of the increase in revenues for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due to the revenues from Lios which was acquired on March 10, 2022 and growth in our sensing and communications test product sales.
Cost of Revenues and Gross Profit
Cost of revenues increased by $4.5 million, or 58%, to $12.2 million for the three months ended September 30, 2022, compared to $7.7 million for the three months ended September 30, 2021. The increase in cost of revenues was in line with our sales growth. Our overall gross margin for three months ended September 30, 2022 was 58%, compared to 62% for the three months ended September 30, 2021. The decrease in gross margin was primarily due to a higher mix of solutions-based revenue.
Operating Expense

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$12,665	$9,674	$2,991	31%
Research, development and engineering	2,776	2,920	(144)	(5)%
Total operating expense	$15,441	$12,594	$2,847	23%

Our selling, general and administrative expense increased $3.0 million, or 31%, to $12.7 million for the three months ended September 30, 2022, compared to $9.7 million for the three months ended September 30, 2021. Selling, general and administrative expense increased primarily due to the acquired Lios operations and higher variable costs supporting our sales growth.
Research, development and engineering expense decreased $0.1 million, or 5%, to $2.8 million for the three months ended September 30, 2022, compared to $2.9 million for the three months ended September 30, 2021. Research, development and engineering expense decreased primarily due to synergies associated with the integration of our global R&D functions.
Income/(Loss) from Continuing Operations Before Income Taxes
During the three months ended September 30, 2022, we recognized income from continuing operations before income taxes of $1.3 million compared to loss from continuing operations before income taxes of $0.1 million for the three months ended September 30, 2021.
Income Tax Expense
For each of the three months ended September 30, 2022 and 2021, we recognized income tax expense from continuing operations of $0.2 million.
Net Income from Discontinued Operations
For the three months ended September 30, 2022 and 2021, we recognized income from discontinued operations, net of income taxes, of $28.0 thousand and $0.7 million, respectively. The results of our discontinued operations for the three months ended September 30, 2021 include the operations of our Luna Labs segment that were held for sale.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues
Revenues for the nine months ended September 30, 2022 increased $14.5 million, or 23%, to $77.8 million compared to $63.3 million for the nine months ended September 30, 2021. The majority of the increase in revenues for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due to the revenues from Lios which was acquired on March 10, 2022. Excluding Lios, we also experienced growth in sales of our sensing and communications test products.
Cost of Revenues and Gross Profit
Cost of revenues increased $4.8 million, or 18%, to $30.6 million for the nine months ended September 30, 2022, compared to $25.9 million for the nine months ended September 30, 2021. This increase in cost of revenues primarily resulted from the Lios business. Our overall gross margin for the nine months ended September 30, 2022 was 61%, compared to 59% for the nine months ended September 30, 2021. The increase in gross margin was primarily due to a favorable sales mix.
Operating Expense

	Nine months ended September 30,
(in thousands)	2022	2021	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$42,527	$33,414	$9,113	27%
Research, development and engineering	7,983	7,647	336	4%
Total operating expense	$50,510	$41,061	$9,449	23%

Selling, general and administrative expense increased $9.1 million, or 27%, to $42.5 million for the nine months ended September 30, 2022, compared to $33.4 million for the nine months ended September 30, 2021. Selling, general and administrative expense increased primarily due to the acquired Lios operations, higher variable costs supporting our sales growth and higher share-based compensation.
Research, development and engineering expense increased $0.3 million, or 4%, to $8.0 million for the nine months ended September 30, 2022, compared to $7.6 million for the nine months ended September 30, 2021.
Loss from Continuing Operations Before Income Taxes
During the nine months ended September 30, 2022, we recognized a loss from continuing operations before income taxes of $3.6 million compared to a loss of $4.0 million for the nine months ended September 30, 2021.
Income Tax Benefit
For the nine months ended September 30, 2022 and 2021 we recognized an income tax benefit from continuing operations of $0.5 million and $1.4 million, respectively. The income tax benefit for the nine months ended September 30, 2022 was primarily due to the pre-tax loss and R&D tax credits, which was partially offset by an unfavorable impact from the net Global Intangible Low Taxed Inclusion ("GILTI") and losses for which no benefit can be recorded due to valuation allowances. The income tax benefit for the nine months ended September 30, 2021 was primarily related to the pre-tax loss and deductions on vested RSUs and stock option exercises.
Net Income from Discontinued Operations
For the nine months ended September 30, 2022 and 2021, we recognized income from discontinued operations, net of income taxes, of $11.5 million and $2.4 million, respectively. The results of our discontinued operations for both nine month periods include the operations of our Luna Labs segment that were held for sale. The results of our discontinued operations for the nine months ended September 30, 2022 included a gain of $10.9 million, net of tax, on the sale of Luna Labs.

Liquidity and Capital Resources
At September 30, 2022, our total cash and cash equivalents were $7.9 million. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock. As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis. In March 2022, we completed the disposition of Luna Labs and the acquisition of Lios, which are discussed elsewhere in this Form 10-Q. The Lios acquisition price of $22.1 million was funded from $13.0 million of initial cash proceeds from the disposition of Luna Labs with the remainder of funding coming from availability under our revolver and operating cash. In June 2022, we completed a refinancing of our previous credit facility to, among other things, extend the maturity date of our Term Loan and Revolving Line and increase our total borrowing capacity.

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
As of September 30, 2022, we had outstanding borrowings under our Term Loan and Revolving Line of $19.4 million and $2.3 million, respectively. We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note.
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
The Revolving Line expires on June 21, 2027. Borrowings under the Revolving Line bear interest at a floating per annum rate equal to the sum of (a) Daily Simple SOFR, plus (b) a SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on the Net Leverage Ratio. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest is due and payable on June 21, 2027. The unused portion of the Revolving Line accrues a fee equal to 0.20% per annum multiplied by the quarterly average unused amount. The unused Revolving Line totaled $12.7 million at September 30, 2022.
Additional details of our Loan Agreement can be found in Note 8, "Debt" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
We believe that our cash and cash equivalents and availability under our revolver as of September 30, 2022 will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of the ongoing COVID-19 pandemic and its potential impacts on our business. If we require additional capital beyond our current balances of cash and cash equivalents, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Discussion of Cash Flows

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash (used in)/provided by operating activities	$(3,285)	$1,230
Net cash used in investing activities	(11,396)	(1,158)
Net cash provided by/(used in) financing activities	7,226	(960)
Effect of exchange rate changes on cash and cash equivalents	(1,784)	277
Net decrease in cash and cash equivalents	$(9,239)	$(611)
During the nine months ended September 30, 2022, net cash used in operating activities was $3.3 million compared to net cash provided by operations of $1.2 million for the comparable period of 2021. Overall, this net increase in use of operating cash was driven by an increase in working capital, including higher inventory levels to support our sales growth and to mitigate longer order lead times because of global supply chain issues.
During the nine months ended September 30, 2022, cash used in investing activities was $11.4 million which increased by $10.2 million from 2021. The increase in net cash used in investing activities was primarily due to the acquisition of LIOS totaling $22.1 million, partially offset from the proceeds from the sale of Luna Labs totaling $13.0 million. Excluding acquisitions and sales transactions, cash used in investing increased by $1.1 million primarily due to increased capital expenditures for normal business needs.
During the nine months ended September 30, 2022, cash provided by financing activities was $7.2 million, compared to cash used in financing activities of $1.0 million for the comparable period in 2021, primarily due to net proceeds of $5.9 million from new borrowings used to partially fund the acquisition of Lios in March 2022. The remaining change in borrowing activity was due to the refinancing of our credit facility in the second quarter of 2022.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Line with interest rates at a floating per annum rate equal to the sum of (a) Daily Simple SOFR, plus (b) a SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on the Net Leverage Ratio as defined in the credit agreement governing the Term Loan and Revolving Line. As of September 30, 2022, we had outstanding borrowings under our Term Loan and Revolving Line of $19.4 million and $2.3 million, respectively, at the weighted-average variable interest rate of 5.58%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of approximately $55 thousand.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Many factors beyond our control affect our business, including consumer confidence in the economy, interest rates, inflation, fuel prices, health crises, such as the COVID-19 pandemic, international conflicts, such as the current hostilities between Russia and Ukraine, and the general availability of credit. The overall economic climate and changes in Gross National Product growth have a direct impact on some of our customers and the demand for our products. We cannot be sure that our business will not be adversely affected as a result of an industry or general economic downturn.

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

Global economic and political conditions affect our customers’ businesses and the markets they serve. A severe or prolonged economic downturn, including during and following the COVID-19 pandemic, or a negative or uncertain political climate could adversely affect our customers’ financial conditions and the timing or levels of business activity of our customers and the industries we serve. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business we are able to obtain. For example, inflation rates, particularly in the United States, the United Kingdom and Germany, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected as a result.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2022
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements.

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

Luna Innovations Incorporated
Date:	November 10, 2022	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)