Form 10-K
period 2022-12-31
LUNA INNOVATIONS INC
filed 2023-03-16
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022 based upon the closing price of Common Stock on such date as reported by the Nasdaq Capital Market, was approximately $182.2 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 14, 2023 there were 33,420,773 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2023 Annual Meeting of stockholders, anticipated to be filed within 120 days after the end of its fiscal year ended December 31, 2022, are incorporated by reference into Part III of this annual report on Form 10-K.

LUNA INNOVATIONS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “might,” “estimates,” “believes,” “should,” “projects,” “predicts,” “potential” or “continue,” or the negative of those words and other comparable words, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements are only predictions and may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, the potential benefits of our recent acquisitions and dispositions, as well as assumptions relating to the foregoing.
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
◦Some of our technology is in-licensed from Intuitive Surgical, Inc., which is revocable in certain circumstances. Without this license, we cannot continue to market, manufacture or sell a portion of our fiber-optic products.
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

PART I

ITEM 1.    BUSINESS
Company Overview and Business Model
Luna Innovations Incorporated ("we" or the "Company") is a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries; and distributed fiber optic sensing solutions that measure and monitor materials and structures for applications in aerospace, automotive, oil and gas, security and infrastructure. We have a broad range of products for these applications based on proprietary technology covered by a portfolio of over 700 patents either owned or exclusively in-licensed.
Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments. Our test and measurement products accelerate the development of high speed fiber optic components like photonic integrated circuits ("PICs"), coherent receivers and short-run fiber networks.
Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. In addition, our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, temperature and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We manufacture and sell “terahertz” (THz) products for layer thickness measurements for materials like plastics, rubber, and paint. Our THz products are used in the aerospace and automotive/EV sectors. We also provide applied research services, primarily under federally funded development programs that leverage our sensing and instrumentation technologies to meet the specific needs and applications of our customers.
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

Lightwave
Our Lightwave segment develops, manufactures and markets optical measurement technologies, including the following:
•Sensing, including
–short, medium and long-range distributed fiber optic sensing solutions; and
–Terahertz, “THz” measurement products.
•Communications test and photonic control, including
–test equipment for communications devices and networks; and
–specialty laser and photonic components.

Our Lightwave segment also performs applied research principally in the areas of optical sensing and THz technologies.
Our key initiative for long term growth is to become a leading provider of products and solutions in these two markets. For our sensing market, the acquisition of OptaSense Holdings Limited ("OptaSense") in 2020 added distributed acoustic sensing technology to our existing suite of sensing products and provided for expansion into high-growth markets such as security and perimeter detection, smart infrastructure monitoring and oil and gas. Our products have historically been strong shorter-range and discrete applications, which are best when specific, known locations need to be monitored. OptaSense's product offering has helped us fill a gap for long range, fully distributed measurement, which is best for applications where signals can occur anywhere along the length of the sensor.
The addition of the Lios sensing portfolio brings long range, distributed temperature and strain measurement capability to our sensing solutions portfolio. This additional capability compliments our sensing products to bring what we believe is a complete set of fiber optic measurement and monitoring solutions.
Our two primary markets as described above are described in more detail below.
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
Polarization Control
    Our polarization control products include components, modules and instruments to measure, manage and control polarization and group delay in fiber optic networks. The laser light that is used in all modern fiber communication and other photonic architectures is polarized in nature. We manufacture the tools used to measure, monitor and manipulate the polarization of laser light in a fiber optic system or network.
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
We have developed and/or licensed all of the intellectual property related to our tunable lasers and we manufacture them. These lasers are used in our various different product platforms and are also sold as OEM modules to our customers in applications including fiber sensing and medical robotics.

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

Sensing and Non-Destructive Test Products
ODiSI Sensing Solution
    Our ODiSI products provide fully distributed strain and temperature measurements delivering an extraordinary amount of information by using an optical fiber as a continuous sensor to produce measurements every millimeter for a sensor up to 50 meters in length (x8 sensors per system). Compared to traditional sensing methods, such as electrical strain gages, this technology provides greater insight into the performance, tolerances and failure mechanisms of composite structures and vehicles and can be integrated into locations and environments not accessible with traditional sensors. We believe our ODiSI products provide exceptional value to the aerospace and automotive industries as they continue to adopt electrification and move to lighter weight systems made of composite structures.
ODiSI incorporates multiple channels of fiber optic sensors whose inputs are integrated through an advanced measurement system and software using fiber optic sensing technology with our innovative monitoring system that allows several thousand sensors to be networked along a single optical fiber.

Distributed Temperature Sensing (DTS) System
Our DTS system, which we acquired as part of the LIOS business, monitors temperature over long distances or across large surfaces, such as submarine or underground power cables, by using a single strand of optical fiber as a sensor as an alternative to installing countless numbers of conventional sensors. DTS uses light scattering in the fiber to measure temperature. Because the DTS system can accurately locate the position down the length of the fiber that the scattering is originated, temperature can be mapped with high precision and accuracy over very long lengths.
DTS provides a long range, fully distributed temperature and strain sensing capability that complements our legacy offerings, brings a diverse, blue-chip customer base, representing a significant opportunity for cross-selling, expands our intellectual property portfolio, augments our international presence, building upon our already strong international customer base and sales capability, generates rapid expansion opportunities into high-growth markets such as green energy power generation, smart infrastructure monitoring and oil and gas, and leverages our acquisition of LIOS to grow our operations, customer base, offerings, and financial profile.
Because DTS uses passive optical fibers as distributed sensors, a LIOS sensing system is immune to vibration, electromagnetic noise, dust, cryogenic temperatures, and moisture. Our DTS sensing systems have been installed worldwide in critical applications such as fire detection in road and rail tunnels, special hazardous buildings, power cable and aerial transmission line monitoring, in oil & gas exploration, and in industrial induction furnaces and LNG tanks.

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

Terahertz Sensing Systems
    Our THz gauging and imaging product line uses pulsed THz waves to provide precise single- and multi-layer thickness, density, basis weight and caliper thickness measurements to serve the industrial, non-destructive testing, and research markets. Similar to x-ray images, THz wavelengths penetrate through most non-conductive materials and can easily reveal imperfections such as voids, cracks, and density variations. THz offers a significant advantage over x-rays because the radiation is non-ionizing and thus is completely safe. THz technology, unlike other traditional methods, is non-contact, works with both opaque and translucent materials, and works well for multilayer structures. The ability to accurately measure layer thickness is critical for ensuring consistent quality, minimizing defects and reducing material usage for products such as tubing, tires, plastic bottles, adhesives and coatings. Handheld THz sensors can measure and scan specialty coatings and multilayer structures to check thickness consistency and locate subsurface defects. THz systems can be used to inspect the high-performance coatings used on military aircraft, verifying thickness of applied coatings with submicron accuracy.

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
    Currently, we own or license approximately 745 U.S. and international patents and approximately 68 U.S. and international patent applications. Our issued patents generally have terms that are scheduled to expire between 2023 and 2042. The patents scheduled to expire in 2023 are not expected to have a significant impact on our revenues or results of operations. Patents may not be issued for any pending or future pending patent applications owned by or licensed to us. Claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented, and, in addition, the rights under such patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. To the extent we elect to pursue, intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.
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
Human Capital Management
    We seek to fulfill our mission by attracting talented people, fostering innovation and managing aspects of our business in an ethical manner that benefits our stakeholders, including the communities in which we operate. We promote and empower a diverse workforce who are dedicated to helping solve our customers’ toughest challenges. As of December 31, 2022, we had 337 full-time employees and 7 part-time employees, including approximately 23% employed in research, development and engineering positions, approximately 52% employed in operations, approximately 11% employed in sales and marketing, and approximately employed 14% in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
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
Many of our products are manufactured internally. However, we also rely upon contract manufacturers to produce the finished portion of certain products and lasers. Our reliance on contract manufacturers for these products makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields, manufacturing quality control and costs. If the contract manufacturer for our products were unable or unwilling to manufacture our products in required volumes and at high quality levels or to continue our existing supply arrangement, we would have to identify, qualify and select an acceptable alternative contract manufacturer or move these manufacturing operations to internal manufacturing facilities. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing our products would require us to reduce the supply of products to our customers, which in turn would reduce our revenue, harm our relationships with the customers of these products and cause us to forego potential revenue opportunities.
As a U.S. government contractor, we are subject to federal rules, regulations, audits and investigations, the violation or failure of which could adversely affect our business.
We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our government customers and, in some instances, impose added costs on our business. A violation of a specific law or regulation could result in the imposition of fines and penalties, termination of our contracts or debarment from bidding on future contracts. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. Such terms or rights many allow government customers, among others, to:
•terminate existing contracts for convenience with short notice;
•reduce orders or otherwise modify contracts;
•for contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;
•For some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process, and (ii) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;
•cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity (“IDIQ”) contracts;
•claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;
•prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;
•subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract; and suspend or debar us from doing business with the applicable government.

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
We may also be prohibited from using certain foreign-sourced parts, components, materials, or other items in the performance of our government contracts or from commercially selling certain products that we develop if the U.S. government determines that the commercial availability of those products could pose a risk to national security.
Some of our technology is in-licensed from Intuitive Surgical, Inc., which is revocable in certain circumstances. Without this license, we cannot continue to market, manufacture or sell a portion of our fiber-optic products.
As a part of the sale of certain assets to Intuitive Surgical, Inc. ("Intuitive") in 2014, we entered into a license agreement with Intuitive pursuant to which we received rights to use all of our transferred technology outside the field of medicine and in respect of our existing non-shape sensing products in certain non-robotic medical fields. This license back to us generally covers our Phoenix laser, OVA, OBR and ODiSI products. This license is revocable if after notice and certain time periods, we were to (i) challenge the validity or enforceability of the transferred patents and patent applications, (ii) commercialize our fiber optical shape sensing and localization technology in the field of medicine, (iii) violate our obligations related to our ability to sublicense in the field of medicine or (iv) violate our confidentiality obligations in a manner that advantages a competitor in the field of medicine and not cure such violation. Maintaining this license is necessary for us to conduct our business related to the aforementioned products. If this license were to be revoked by Intuitive, we would no longer be able to market, manufacture or sell these products, which could have a material adverse effect on our operations.
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
We provide certain services to the U.S. government that require us to maintain a facility security clearance and for certain of our employees and board members to hold security clearances. In general, our failure for to obtain or retain sufficient security clearances, or any public reprimand related to security matters could result in a U.S. government customer terminating an existing contract, choosing not to renew a contract or prevent us from bidding on or winning certain new government contracts.
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
In particular, our historical results of operations have been subject to substantial fluctuations, and we may experience substantial period-to-period fluctuations in future results of operations. Any future downturn in the markets in which we compete, could significantly reduce the demand for our products and therefore may result in a significant reduction in revenue or increase the volatility of the price of our common stock. Our revenue and results of operations may be adversely affected in the future due to changes in demand from customers or cyclical changes in the markets utilizing our products.
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
Global economic and political conditions affect our customers’ businesses and the markets they serve. A severe or prolonged economic downturn, including during and following the COVID-19 pandemic, or a negative or uncertain political climate could adversely affect our customers’ financial conditions and the timing or levels of business activity of our customers and the industries we serve. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business we are able to obtain. For example, inflation rates, particularly in the United States, the United Kingdom and Germany, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world have experienced volatility in connection with the current hostilities between Russia and the Ukraine. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected as a result.

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
We evaluate strategic opportunities related to products, technology and business transactions, including acquisitions and divestitures. In the past, we have acquired businesses to support our growth strategy, including the acquisition of LIOS Sensing in March 2022. If we choose to enter into such transactions in the future, we face certain risks including:
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

We currently conduct business internationally and we might considerably expand our international activities in the future. Our international business operations are subject to a variety of risks associated with conducting business internationally, including:
•having to comply with U.S. and other export control and economic trade sanctions regulations and policies that restrict certain operations and work involving non-U.S. employees and sale and supply of our products to foreign customers;
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
•having to comply with anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"), the UK Bribery Act 2010, and similar laws and regulations in other jurisdiction; and
•having to comply with licensing requirements.
We do not know the impact that these regulatory, geopolitical and other factors may have on our international business in the future. It is unknown how global supply chains may continue to be affected from the COVID-19 pandemic.

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
The ongoing global COVID-19 pandemic has impacted, and will likely continue to impact, the way we conduct our business, including the way in which we interface with customers, suppliers and our employees. The COVID-19 pandemic has affected how we interact with our customers by reducing face-to-face meetings and increasing our on-line and virtual presence. While increasing our on-line and virtual presence has proven effective, we are unsure of the impact if these conditions continue for an extended period. During 2021 and 2022, we experienced an increased level of disruption in our supply chain and from certain customers all of which have resulted in delayed revenue. While we believe these disruptions are temporary, there is no guarantee we will be able to manage through these disruptions. If the demand for our products, or our access to critical components were to be interrupted, it could have a material adverse impact on our results of operations.
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
Our operations, particularly our international sales, subject us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to imports, exports (including the Export Administration Regulations and the International Traffic in Arms Regulations), technology transfer restrictions, anti-boycott provisions, economic sanctions and anti-corruption.
Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, the U.S. International Traffic in Arms Regulations (ITAR), U.S. Customs regulations, and the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products, services, and technology must be made in compliance with these laws and regulations, and in some cases, certain registration, licensing, authorization, or reporting requirements may need to be performed. In addition, these laws may restrict or prohibit altogether the sale or supply of certain of our products, services, and technologies to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained. Any future changes in export control, import, or economic sanctions laws and regulations may adversely impact our ability to sell our products, services, and technologies in certain markets or, in some cases, prevent the export or import of our products, services, and technologies to or from certain countries, governments, or persons altogether, which could adversely affect our business, results of operations, and growth prospects.
Our products, services, and technologies may have in the past been provided, and could in the future be provided, in violation of export control, import, or sanctions laws and regulations, despite the precautions we take. As a result, we have submitted, and from time to time may continue to submit as warranted, voluntary self-disclosures regarding compliance with U.S. export control and sanctions laws and regulations to relevant governmental authorities. Any failure to comply with applicable export control and sanctions laws may materially affect us through reputational harm, as well as other negative consequences, including government investigations, substantial civil or criminal penalties, and possible loss of export or import privileges.
We are also subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, third-party intermediaries, and other associated persons from authorizing, promising, offering, providing, soliciting, or accepting directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. These laws also require us to make and keep books and records that accurately and fairly reflect our transactions and to devise and maintain an adequate system of internal accounting controls. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
Failure by us or our sales representatives or consultants to comply with the above laws and regulations could result in administrative, civil, or criminal liabilities and could result in suspension of our export privileges, which could have a material adverse effect on our business. Changes in regulation or political environment may affect our ability to conduct business in foreign markets including investment, procurement and repatriation of earnings.
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

We are or may become subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, intellectual property, sensitive third-party data, business plans, and transactions (collectively, sensitive data) in connection with our business customers and our employees.
Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws).
For example, the California Consumer Privacy Act, or the CCPA, requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation, as well as a private right of action for individuals affected by certain data breaches to recover significant statutory damages. Additionally, the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and creating a new regulatory agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely. Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, under the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s so-called ‘UK GDPR’ companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.
In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations may require us to; modify our data processing practices and policies; put in place additional mechanisms ensuring compliance with the new data protection rules; divert resources from other initiatives and projects; and restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects.
Further, compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with any such laws or regulations, which could adversely affect our business, financial condition and results of operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Some of our patents may cover inventions that were conceived or first reduced to practice under, or in connection with, U.S. government contracts or other federal funding agreements. With respect to inventions conceived or first reduced to practice under such agreement, the U.S. government may retain a non-exclusive, non-transferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States the invention throughout the world. We may not succeed in our efforts to retain title in patents, maintain ownership of intellectual property or in limiting the U.S. government’s rights in our proprietary technologies and intellectual property when an issue exists as to whether such intellectual property was developed in the performance of such agreement or developed at private expense.
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

GENERAL RISK FACTORS
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise.
In the ordinary course of our business, we and the third parties upon which we rely, face a variety of evolving cybersecurity related threats, including but not limited to phishing, malware, or ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Any of these or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.
As the numerous and evolving cybersecurity threats continue to become increasingly more complex and sophisticated, it becomes necessary for us to become cyber incident resilient. We have experienced security incidents in the past, and may do so in the future, resulting in the unauthorized, unlawful, or inappropriate access to sensitive and/or confidential data. For example, in January 2023, we detected a cyber incident impacting certain of our technology systems. Promptly upon our detection of the incident, we launched an investigation, notified federal law enforcement and engaged the services of incident response professionals (including a nationally recognized third-party forensic investigator) and specialized cybersecurity legal counsel. Where necessary, we disclosed the incident to customers in accordance with our contractual requirements regarding cyber incident disclosure. While we were able to manage this incident without any significant disruption to our operations, there is no guarantee that we will have similar success with other attacks in the future should one occur.
In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
While we have implemented security measures designed to protect against security incidents and take steps to become increasingly cyber incident resilient, there can be no assurance that these measures will be effective against an ever-evolving cyber threat landscape. We take steps designed to detect and mitigate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. These vulnerabilities pose material risks to our business. While we maintain cyber insurance coverage to mitigate against the costs associated with a cyber incident, we cannot be certain that our cyber insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, our suppliers, manufacturers, or our customers, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the most significant impact of this provision is to cash tax liability for 2022, the tax year in which the provision took effect, the impact will decline annually over the five-year amortization period to an immaterial amount in year six.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Our ability to use our net operating loss carryforwards may be limited.
We have incurred net operating losses during our history. Subject to the limitations described below, unused net operating losses generally may carry forward to offset future taxable income if we achieve profitability in the future, unless such net operating losses expire under applicable tax laws. Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current federal tax law. In addition, our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Past or future changes in our stock ownership, including as a result of our initial public offering, some of which may be outside of our control, may have triggered or may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. Moreover, there may be periods during which the use of net operating loss carryforwards in various jurisdictions is suspended or otherwise subject to additional limitations. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to such limitations or special rules that apply at the state level, which could adversely affect our results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
The following table summarizes the location, ownership status and total square footage of space utilized for our operations and principal corporate offices as of December 31, 2022:

	Location	Square Footage
Operations facilities	11 locations in 5 US states, 2 UK counties, 1 CAN province, 1 GER county and 1 UAE city	171,500
Principal corporate offices:
Corporate headquarters	Roanoke, Virginia (US)	6,500
OptaSense corporate office	Farnborough, Hampshire (UK)	6,200
Lios corporate office	Cologne, Germany	2,400
All of our properties are leased with various end dates through 2026. We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDERS
Our common stock is listed on the Nasdaq Capital Market under the symbol "LUNA." As of March 14, 2023, we had 33,420,773 shares of common stock outstanding held by 83 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock for the previous five years, during which our common stock was traded on the Nasdaq Capital Market, as compared to the cumulative total return of the Nasdaq Composite Index and the Russell 2000 Index over the same period. This graph assumes the investment of $100,000 in our common stock at the closing price on January 1, 2018, and an equivalent amount in the Nasdaq Composite Index and the Russell 2000 Index on that date, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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
500,000
400,000
300,000
200,000
100,000
0
Index Value
Jan 2018
Mar 2018
Jun 2018
Sep 2018
Dec 2018
Mar 2019
Jun 2019
Sep 2019
Dec 2019
Mar 2020
Jun 2020
Sep 2020
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
Dec 2022
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
Unregistered Sales of Equity Securities
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Parties-
The following table summarizes repurchases of our common stock during the three months ended December 31, 2022.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price Paid	Part of a Publicly	May Yet be Purchased
Period	Shares Purchased	per Share	Announced Program	Under the Program
10/1/2022 - 10/31/2022	1,360 (1)	$4.85	—	$—
11/1/2022 - 11/30/2022	5,036 (1)	$5.23	—	$—
12/1/2022 - 12/31/2022	5,509 (1)	$8.37	—	$—

(1) These shares of common stock were repurchased from employees to satisfy tax withholding obligations triggered upon vesting of restricted stock units.

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
Business Overview

    We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries; and distributed fiber optic sensing solutions that measure, or “sense,” the structures for industries ranging from aerospace, automotive, oil and gas, security and infrastructure.

Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments. Our test and measurement products accelerate the development of high speed fiber optic components like photonic integrated circuits ("PICs"), coherent receivers and short-run fiber networks.

Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. In addition, our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, temperature and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We manufacture and sell “terahertz” (THz) products for layer thickness measurements for materials like plastics, rubber, and paint. Our THz products are used in the aerospace and automotive/EV sectors. We also provide applied research services, primarily under federally funded development programs that leverage our sensing and instrumentation technologies to meet the specific needs and applications of our customers.

Prior to September 30, 2021, we were organized into two main reporting segments, our Lightwave segment and our Luna Labs segment. We have one reportable segment, Lightwave, following the determination that our Luna Labs segment met held-for-sale and discontinued operations accounting criteria at the end of the third quarter of 2021. Our Lightwave segment consists of our fiber optics testing, measurement and sensing solutions. On March 8, 2022, we completed the sale of substantially all of our equity interests in Luna Labs. Prior to the sale, our Luna Labs segment performed applied research principally in the areas of sensing and instrumentation, advanced materials, optical technologies and health sciences.

Our Lightwave segment develops, manufactures and markets optical measurement technologies, including the following:

•Sensing, including
–short, medium and long-range distributed fiber optic sensing solutions; and
–Terahertz, “THz” measurement products.
•Communications test and photonic control, including
–test equipment for communications devices and networks; and
–specialty laser and photonic components.

Our Lightwave segment also performs applied research principally in the areas of optical sensing and THz technologies. Revenues from product sales are mostly derived from the sales of our sensing and communications test, measurement and control products that make use of light-transmitting optical fibers, or fiber optics.

As we develop and commercialize new products, our revenues will reflect a broader and more diversified mix of products. Our key initiative for long term growth is to become a leading provider of fiber optic communications test, measurement, control and sensing equipment. Recent acquisitions have added strategic technologies and products that complement our existing suite of sensing products and provided for expansion into high-growth markets such as security and perimeter detection, smart infrastructure monitoring and oil and gas.. Our products have historically been strong in long-range, discrete sensing and short range, fully distributed sensing which are best when specific, known locations need to be monitored. Additional product offerings from these strategic acquisitions have helped us fill a gap for long range, fully distributed acoustic, temperature and strain measurement, which is best for applications where signals can occur anywhere along the length of the sensor.

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
Backlog
Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue was $52.9 million and $38.4 million at December 31, 2022 and 2021, respectively. We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated.
Discontinued Operations
On March 8, 2022, we completed the sale of substantially all of our equity interests in our Luna Labs business to certain members of Luna Labs’ senior management team and a group of outside investors for an initial purchase price of $20.4 million before working capital and escrow adjustments and transaction fees. We had been actively marketing our Luna Labs segment to prospective buyers during 2021 as part of our growth strategy for our Lightwave segment. We have separately reported the results of our Luna Labs segment as discontinued operations in our consolidated statement of operations for the year ended December 31, 2022 and 2021, and presented the related assets and liabilities as held for sale in the consolidated balance sheet as of December 31, 2021.
Acquisition of LIOS Sensing
On March 10, 2022, we acquired NKT Photonics GmbH and LIOS Technology Inc. (collectively, “LIOS Sensing”) for €20.0 million, or $22.1 million. LIOS Sensing, based in Cologne, Germany and formerly owned by NKT Photonics A/S, provides temperature and strain sensing products which are highly complementary to our existing portfolio of fiber optic offerings. Similar to past acquisitions, we believe the acquisition of LIOS Sensing will accelerate our technology roadmap and overall growth.

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

We derived Luna Labs segment revenues, which are presented as discontinued operations, from providing research and development services to third parties, including government entities, academic institutions and corporations, and from achieving milestones established by some of these contracts and in collaboration agreements. In general, we completed contracted research over periods ranging from six months to three years and recognize these revenues over the life of the contract as costs are incurred. Following our sale of Luna Labs in March 2022, we no longer derive revenues from Luna Labs.
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
Investment Income
Investment income consists of amounts earned on our cash equivalents. We sweep, on a daily basis, a portion of our cash on hand into a fund invested in U.S. government obligations.
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

For standard products, we recognize revenue at a point in time when control passes to the customer. Absent substantial product acceptance clauses, this is based on the shipping terms. In instances where acceptance of the product is specified by the customer, revenue for the product and any related installation services is deferred until such required acceptance criteria have been met. For custom products that require engineering and development based on customer requirements, we will recognize revenue over time using the input method based on cost incurred to date. For extended warranties and product rentals, revenue is recognized over time using the output method based on the time elapsed for the warranty or service period. In the case of warranties, we record a contract liability for amounts billed but that are not recognized until subsequent periods. For monitoring services where we are performing monitoring of an asset the customer controls, revenue is recognized over time based on the duration of the underlying contract.

Research and Development Contracts

Our contracts with agencies of the U.S. government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectability of the contract price, we consider our previous experience with our customers, communication with our customers regarding funding status and our knowledge of available funding for the contract or program. If funding is not assessed as probable it is not included in the transaction price and the related revenue is not recorded until it is determined that it is probable we will collect the consideration for the related goods or services.

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

Income Taxes
We are subject to income taxes primarily in the United States, United Kingdom and Germany. We estimate our tax liability through calculating our current tax liability, together with assessing temporary and permanent differences resulting from the different treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which we record on our balance sheet. Management then assesses the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the net deferred tax asset, management considers factors such as future reversals of existing taxable temporary differences, taxable income in prior carry back years, whether carry back is permitted under the tax law, tax planning strategies and estimated future taxable income exclusive of reversing temporary differences and carryforwards. To the extent that we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to reduce their net carrying value. As of December 31, 2022, our valuation allowance was $3.6 million.
The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realizing these benefits is considered more likely than not. Although a portion of NOLs included in deferred taxes are subject to limitation under IRC Section 382, there is no expectation that realization will not occur.
We recognize tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities. While it is often difficult to predict the final outcome of timing of the resolution of any particular tax matter, we establish a liability at the time we determine it is more likely than not we will be required to pay additional taxes related to certain matters. These liabilities are recorded in accrued liabilities in our consolidated balance sheets. We adjust this provision, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. A number of years may elapse before a particular matter for which we have established a liability is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. Settlement of any particular issue would usually require the use of cash. We recognize favorable resolutions of tax matters for which we have previously established liabilities as a reduction to our income tax expense when the amounts involved become known.
Our future effective tax rates could be adversely affected if actual earnings are different than our estimates, by changes in the valuation of our deferred tax assets or liabilities, outcomes resulting from income tax examinations, or by changes or interpretations in tax laws, regulations or accounting principles.
Intangible Assets
Definite-lived intangible assets are amortized over their respective estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets fail the recoverability test, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives. As of December 31, 2022, our intangible assets, which were primarily acquired from previous acquisitions, consisted of developed technology, trade names / trademarks, backlog and customer relationships with a total carrying value of $18.8 million.
Goodwill
Goodwill is tested annually for impairment as of the first day of our fourth quarter (October 1st) and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of December 31, 2022, we had one reporting unit which contained goodwill. Our goodwill impairment evaluation consisted of a qualitative assessment. A qualitative assessment can be performed to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, we compare the fair value of each reporting unit to its carrying value using a quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.

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
As of December 31, 2022, the carrying value of our goodwill was $26.9 million. We completed our annual goodwill impairment test in the fourth quarter of 2022 and determined that no impairment existed.
Business Combinations
We account for business combinations under the acquisition method of accounting, in accordance with ASC 805 - Business Combinations. Under ASC 805, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of acquisition consideration over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of acquired intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including the discount rate, revenue growth rates, projected gross margins, estimated research and development expenses, and operating profit margins.

Results of Operations

    The following table shows information derived from our consolidated statements of operations expressed as a percentage of total revenues for the periods presented.

	Years ended December 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	39.3	41.1
Gross profit	60.7	58.9
Operating expense	62.5	61.9
Operating loss	(1.8)	(3.0)
Total other expense	(0.6)	(0.5)
Loss from continuing operations before income taxes	(2.4)	(3.5)
Income tax benefit	0.2	2.3
Net loss from continuing operations	(2.2)	(1.2)
Income from discontinued operations, net of income taxes	10.6	2.8
Net income	8.4%	1.6%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues
    Revenues for the year ended December 31, 2022 increased $22.0 million, or 25%, to $109.5 million compared to $87.5 million for the year ended December 31, 2021. The increase in revenues was due to the revenues from Lios, which was acquired in March 2022, and growth in our sensing and communications test product sales.
Cost of Revenues and Gross Margin
    Cost of revenues increased $7.0 million, or 20%, to $43.0 million for the year ended December 31, 2022 compared to $36.0 million for the year ended December 31, 2021. This increase in cost of revenues was in line with our sales growth. Our overall gross margin for the year ended December 31, 2022 was 61% compared to 59% for the year ended December 31, 2021. This increase in gross margin was primarily due to product sales representing a larger portion of our total sales.
Operating Expense

	Years ended December 31,
(in thousands)	2022	2021	$ Difference	% Difference
Selling, general and administrative expense	$57,544	$43,956	$13,588	30.9%
Research, development and engineering expense	10,837	10,190	647	6.3%
Total operating expense	$68,381	$54,146	$14,235	26.3%
Selling, general and administrative expense increased $13.6 million to $57.5 million for the year ended December 31, 2022 compared to $44.0 million for the year ended December 31, 2021. Selling, general and administrative expense increased primarily due to the acquired Lios operations, higher variable costs supporting our sales growth and higher share-based compensation.
Research, development and engineering expenses increased $0.6 million to $10.8 million for the year ended December 31, 2022 compared to $10.2 million for the year ended December 31, 2021 primarily due to the acquired Lios operations.

Loss from Continuing Operations Before Income Taxes
During the year end December 31, 2022, we recognized a loss from continuing operations before income taxes of $2.5 million compared to $3.1 million for the year ended December 31, 2021.
Income Tax Benefit

    For the years ended December 31, 2022 and December 31, 2021, we recorded an income tax benefit of $0.2 million and $2.0 million, respectively. The income tax benefit for 2022 was primarily related to the benefit from pre-tax losses, research and development credits and foreign derived intangible income, partially offset by losses in jurisdictions where those losses are not expected to be realized. The income tax benefit for 2021 was primarily related to the pre-tax loss and deductions on vested RSUs and stock option exercises during the year.
Net Income from Discontinued Operations
For the years ended December 31, 2022 and December 31, 2021, we recognized income from discontinued operations, net of income taxes, of $11.6 million and $2.5 million, respectively. The results of our discontinued operations for both years include the operations of our former Luna Lab segment that were classified as held for sale. The results of our discontinued operations for the year ended December 31, 2022 included a gain of $9.8 million, net of tax, on the sale of Luna Labs.
Liquidity and Capital Resources

At December 31, 2022, our total cash and cash equivalents were $6.0 million. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments, (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock. As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis. In March 2022, we completed the disposition of Luna Labs and the acquisition of LIOS Sensing, which are discussed elsewhere in this Form 10-K. The LIOS Sensing acquisition price of $22.1 million was funded from $13.0 million of initial proceeds from the disposition of Luna Labs with the remainder of funding coming from availability under our revolver and operating cash. In June 2022, we completed a refinancing of our previous credit facility to, among other things, extend the maturity date of our Term Loan and Revolving Line and increase our total borrowing capacity.

We believe that the key factors that could affect our internal and external sources of cash include:

•Changes in demand for our products, competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, our ability to make progress on the achievement of our business strategy goals, and our ability to make the research and development expenditures required to remain competitive in our business.

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

As of December 31, 2022, we had outstanding borrowings under our Term Loan and Revolving Loan of $18.9 million and $4.3 million, respectively. We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note.

The Term Loan matures on June 21, 2027. The Term Loan amortizes at a rate equal to 10% for the first year, 15% for years two and three and 20% in years four and five, in each case paid on a quarterly basis. Accrued interest is due and payable on June 21, 2027. The Term Loan bears interest at a floating per annum rate equal to the sum of (a) the daily simple secured overnight financing rate, or Daily Simple SOFR, plus (b) an SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% depending on the Net Leverage Ratio (as defined in the Loan Agreement). We may prepay the Term Loan without penalty or premium.

The Revolving Line expires on June 21, 2027. Borrowings under the Revolving Line bear interest at a floating per annum rate equal to the sum of (a) Daily Simple SOFR, plus (b) a SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on the Net Leverage Ratio. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest will be due and payable on June 21, 2027. The unused portion of the Revolving Line will accrue a fee equal to 0.20% per annum multiplied by the quarterly average unused amount. The unused Revolving Line totaled $10.7 million at December 31, 2022.

Additional details of our Loan Agreement can be found in Note 10, "Debt" in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

We believe that our cash and cash equivalents as of December 31, 2022 in addition to amounts available to us under our Revolving Line will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect. If we require additional capital beyond our current balances of cash and cash equivalents and borrowing capacity under the Revolving Line described above, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
Discussion of Cash Flows

	Years ended December 31,
(in thousands)	2022	2021
Net cash (used in)/provided by operating activities	$(8,567)	$4,483
Net cash used in investing activities	(11,055)	(1,768)
Net cash provided by/(used in) financing activities	9,512	(1,264)
Effect of exchange rate changes on cash and cash equivalents	(994)	311
Net (decrease)/increase in cash and cash equivalents	$(11,104)	$1,762
During 2022, net cash used in operating activities was $8.6 million, compared to net cash provided by operating activities of $4.5 million during 2021. Overall, this net increase in use of operating cash was driven by an increase in working capital, including higher inventory levels to support our sales growth and to mitigate longer order lead times because of global supply chain issues.
During 2022, cash used in investing activities was $11.1 million which was an increase from $1.8 million in cash used in investing activities during 2021. The increase in net cash used in investing activities was primarily due to the acquisition of LIOS totaling $22.1 million partially offset from the proceeds from the sale of Luna Labs totaling $14.0 million.
During 2022, cash provided by financing activities was $9.5 million, compared to cash used in financing activities of $1.3 million in 2021. This increase is primarily due to net proceeds of $7.4 million from new borrowings used to partially fund the acquisition of Lios in March 2022. The remaining change in borrowing activity was due to the refinancing of our credit facility in the second quarter of 2022.

Summary of Cash Requirements
The following table sets forth information concerning our current and long-term material cash requirements as of December 31, 2022 that are fixed and determinable.

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years
Debt financing (1)	$23,226	$2,500	$6,500	$14,226
Operating facility leases (2)	5,386	2,484	2,762	140
Finance leases (3)	153	53	100	—
Purchase order obligation (4)	6,560	6,560	—	—
Total	$35,325	$11,597	$9,362	$14,366

(1)In December 2020, we entered into a Loan Agreement with the Lender which provided us with a $12.5 million Term Loan and a $15.0 million Revolving Line. We borrowed the full amount of the Term Loan, subject to quarterly repayments, and $7.6 million against the Revolving Line. In March 2022 and in June 2022 we amended the Loan

Agreement to increase the Term Loan to $20.0 million and to extend the maturity of the Term Loan and expiration of the Revolving Line. The Term Loan matures in December 2027 and the Revolving Line expires in December 2027.
(2)We lease our facilities for all of our locations under operating leases that as of December 31, 2022, are scheduled to expire between September 2023 and August 2026. Upon expiration of our office leases, we may exercise certain renewal options as specified in the leases. Rental payments associated with these option periods are not included in the table above.
(3)Our office equipment leases expire in 2023 and 2025, respectively.
(4)Purchase order obligations included outstanding orders for inventory purchases. In 2022, we executed non-cancelable purchase orders for a total amount of $9.4 million for multiple shipments of tunable lasers and component parts to be delivered over periods up to 15 months between in January 2023 and December 2024.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Line with interest rates at a floating per annum rate equal to the sum of (a) Daily Simple SOFR, plus (b) a SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on the Net Leverage Ratio as defined in the credit agreement governing the Term Loan and Revolving Loan. As of December 31, 2022, we had outstanding borrowings under our Term Loan and Revolving Loan of $18.9 million and $4.3 million, respectively, at the weighted-average variable interest rate of 6.7%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows by approximately $0.06 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Luna Innovations Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Luna Innovations Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Luna Innovations Incorporated (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedule included under Item 15 (a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Identification of Performance Obligations and Allocation of Transaction Price to Performance Obligations
Description of the Matter	As described in Notes 1 and 13 to the consolidated financial statements, the Company primarily recognizes revenue from sales of commercial products and services. Some of the Company’s contracts contain multiple performance obligations. For these contracts, the Company assesses the performance obligations and accounts for those obligations separately if they are distinct. In such cases, the transaction price is allocated to the distinct performance obligations based on a relative standalone selling price.

Auditing the Company’s determination of distinct performance obligations and the allocation of the transaction price to these performance obligations was challenging. For example, there were nonstandard terms and conditions that required judgment to determine the distinct performance obligations and relative standalone selling prices.

How We Addressed the Matter in Our Audit	To test the Company’s identification of distinct performance obligations and determination of estimated standalone selling prices, our audit procedures included, among others, reading a sample of contracts to evaluate management’s conclusions regarding distinct performance obligations and the assumptions used in the allocation of the transaction price. As part of our procedures, we also evaluated the accuracy and completeness of the underlying data used in management's determination of the relative standalone selling prices.
Accounting for the Acquisition of Lios
Description of the Matter	As discussed in Note 3 to the consolidated financial statements, in March 2022, the Company completed its acquisition of NKT Photonics GmbH and LIOS Technologies, Inc. (collectively “Lios”) for aggregate consideration of $22.1 million. The transaction was accounted for as a business combination. As part of the allocation of the purchase price, the Company estimated the fair value of intangible assets other than goodwill to be $6.4 million, comprised primarily of customer relationships and developed technology intangible assets.

Auditing the Company’s accounting for its business combination was complex due to the significant estimation uncertainty in the determination of the fair value of identified intangible assets. Significant estimation was required due to the application of the valuation models and assumptions used to measure the fair value of the customer relationships and developed technology intangible assets. The significant assumptions used in determining the fair value included the revenue growth rates and operating profit margins. These assumptions relate to the future performance of the acquired businesses and are forward-looking.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the acquired customer-related and developed technology intangible assets, our audit procedures included, among others, evaluating the models and significant assumptions used by the Company’s valuation specialist. For example, we tested the completeness and accuracy of the underlying data and compared the significant assumptions to current industry, market and economic trends, historical results of the acquired business, and other guideline public companies within the same industry. We involved our valuation specialists to assist in evaluating the Company’s use of its valuation models and significant assumptions included in the fair value estimates. We performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair values that would result from changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Richmond, Virginia
March 16, 2023

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

Philadelphia, Pennsylvania
March 14, 2022

Luna Innovations Incorporated
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,024	$17,128
Accounts receivable, net	33,249	20,913
Contract assets	7,691	5,166
Inventory	36,582	22,493
Prepaid expenses and other current assets	4,328	3,793
Assets held for sale	—	12,952
Total current assets	87,874	82,445
Property and equipment, net	4,893	2,988
Intangible assets, net	18,750	17,177
Goodwill	26,927	18,984
Operating lease right-of-use asset	4,661	5,075
Other non-current assets	3,255	247
Deferred tax assets	4,647	3,321
Total assets	$151,007	$130,237
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt obligations	$2,500	$4,167
Accounts payable	8,109	2,809
Accrued and other current liabilities	16,694	9,258
Contract liabilities	4,089	4,649
Current portion of operating lease liability	2,239	2,101
Current liabilities held for sale	—	9,703
Total current liabilities	33,631	32,687
Long-term debt obligations	20,726	11,673
Long-term portion of operating lease liability	2,804	3,509
Other long-term liabilities	444	445
Total liabilities	57,605	48,314
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 34,901,954 and 33,855,725 shares issued, 33,105,080 and 32,116,270 shares outstanding at December 31, 2022 and 2021, respectively	35	34
Treasury stock at cost, 1,796,862 and 1,744,206 shares at December 31, 2022 and 2021, respectively	(5,607)	(5,248)
Additional paid-in capital	104,893	98,745
Accumulated deficit	(2,296)	(11,575)
Accumulated other comprehensive loss	(3,623)	(33)
Total stockholders’ equity	93,402	81,923
Total liabilities and stockholders’ equity	$151,007	$130,237

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations
 (in thousands, except share and per share data)

	Years ended December 31,
	2022	2021

Revenue	$109,497	$87,513
Cost of revenue (exclusive of amortization)	43,000	35,957
Gross profit	66,497	51,556
Operating expense:
Selling, general and administrative	57,544	43,956
Research, development and engineering	10,837	10,190
Total operating expense	68,381	54,146
Operating loss	(1,884)	(2,590)
Other income/(expense):
Other income, net	216	—
Investment income	46	—
Interest expense	(898)	(479)
Total other expense	(636)	(479)
Loss from continuing operations before income taxes	(2,520)	(3,069)
Income tax benefit	220	1,980
Net loss from continuing operations	(2,300)	(1,089)
Operating income from discontinued operations, net of income tax expenses of $516 and $584	1,730	2,471
Gain on sale of discontinued operations, net of income tax expenses of $3,189	9,849	—
Income from discontinued operations, net of income taxes	11,579	2,471
Net income	$9,279	$1,382

Net loss per share from continuing operations:
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)
Net income per share from discontinued operations:
Basic	$0.36	$0.08
Diluted	$0.36	$0.08
Net income per share attributable to common stockholders:
Basic	$0.28	$0.04
Diluted	$0.28	$0.04
Weighted average shares:
Basic	32,591,973	31,658,085
Diluted	32,591,973	31,658,085

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Comprehensive Income
 (in thousands)

	Years ended December 31,
	2022	2021
Net income	$9,279	$1,382
Other comprehensive (loss)/income	(3,590)	215
Total other comprehensive income	$5,689	$1,597

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity
 (in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$		$
Balance, December 31, 2020	31,024,537	$33	1,699,975	$(4,789)	$92,403	$(12,957)	$(248)	$74,442
Exercise of stock option	818,267	1	—	—	2,256	—	—	2,257
Stock-based compensation	169,793	—	—	—	2,955	—	—	2,955
ESPP issuance	147,724	—	—	—	1,131	—	—	1,131
Purchase of treasury stock	(44,051)	—	44,051	(459)	—	—	—	(459)
Net income	—	—	—	—	—	1,382	—	1,382
Foreign currency translation adjustment	—	—	—	—	—	—	215	215
Balance, December 31, 2021	32,116,270	$34	1,744,026	$(5,248)	$98,745	$(11,575)	$(33)	$81,923
Exercise of stock option	577,129	1	—	—	1,587	—	—	1,588
Stock-based compensation	278,677	—	—	—	3,617	—	—	3,617
ESPP issuance	185,840	—	—	—	944	—	—	944
Purchase of treasury stock	(52,836)	—	52,836	(359)	—	—	—	(359)
Net income	—	—	—	—	—	9,279	—	9,279
Foreign currency translation adjustment	—	—	—	—	—	—	(3,590)	(3,590)
Balance, December 31, 2022	33,105,080	$35	1,796,862	$(5,607)	$104,893	$(2,296)	$(3,623)	$93,402

The accompanying notes are an integral part of these consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Cash Flows
 (in thousands, except share data)

	Years ended December 31,
	2022	2021
Cash flows (used in)/provided by operating activities:
Net income	$9,279	$1,382
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	5,449	4,628
Stock-based compensation	4,232	2,955
Loss on disposal of property and equipment	53	—
Gain from discontinued operations, net of tax	(9,849)	—
Deferred tax benefit	(2,363)	(1,501)
Changes in operating assets and liabilities:
Accounts receivable	(9,151)	113
Contract assets	(5,008)	(1,672)
Inventory	(10,028)	939
Prepaid expenses and other current assets	(386)	582
Other long-term assets	1,108	—
Accounts payable and accrued liabilities	6,122	(3,213)
Contract liabilities	1,973	186
Other long-term liabilities	2	84
Net cash (used in)/provided by operating activities	(8,567)	4,483
Cash flows used in investing activities:
Acquisition, net of cash acquired	(22,085)	—
Acquisition of property and equipment	(2,888)	(1,412)
Purchase of intangibles	(50)	(356)
Proceeds from sale of discontinued operations	13,968	—
Net cash used in investing activities	(11,055)	(1,768)
Cash flows provided by/(used in) financing activities:
Proceeds from debt obligations	24,150	—
Payments on debt obligations	(16,763)	(4,144)
Payments on finance lease obligations	(48)	(48)
Repurchase of common stock	(359)	(459)
Proceeds from ESPP	944	1,131
Proceeds from the exercise of options	1,588	2,256
Net cash provided by/(used in) financing activities	9,512	(1,264)
Net change in cash and cash equivalents	(10,110)	1,451
Effect of exchange rate changes on cash and cash equivalents	(994)	311
Cash and cash equivalents—beginning of period	17,128	15,366
Cash and cash equivalents—end of period	$6,024	$17,128
Supplemental disclosure of cash flow information
Cash paid for interest	$805	$458
Net cash received for income taxes	$39	$113

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
We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries, and distributed fiber optic sensing solutions that measure, or "sense" the structures for industries ranging from aerospace, automotive, oil and gas, security and infrastructure. Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments. Our test and measurement products accelerate the development of high speed fiber optic components like photonic integrated circuits, coherent receivers and short-run fiber networks. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. Our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, temperature, and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We manufacture and sell "terahertz" (THz) products for layer thickness measurements for materials like plastics, rubber, and paint. Our THz products are used in the aerospace and automotive/EV sector. We also provide applied research services, primarily under federally funded development programs, that leverage our sensing and instrumentation technologies to meet the specific needs and applications of our customers.
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

For standard products, we recognize revenue at a point in time when control passes to the customer. Absent substantial product acceptance clauses, this is based on the shipping terms. In instances where acceptance of the product is specified by the customer, revenue for the product and any related installation services is deferred until such required acceptance criteria have been met. For custom products that require engineering and development based on customer requirements, we will recognize revenue over time using the input method based on cost incurred to date. For extended warranties and product rentals, revenue is recognized over time using the output method based on the time elapsed for the warranty or service period. In the case of warranties, we record a contract liability for amounts billed but that are not recognized until subsequent periods. For monitoring services where we are performing monitoring of an asset the customer controls, revenue is recognized over time based on the duration of the underlying contract.
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

Our contracts with agencies of the U.S. government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectability of the contract price, we consider our previous experience with our customers, communication with our customers regarding funding status and our knowledge of available funding for the contract or program. If funding is not assessed as probable it is not included in the transaction price and the related revenue is not recorded until it is determined that it is probable we will collect the consideration for the related goods or services.

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

Under cost reimbursable contracts, we are reimbursed for costs that are determined to be reasonable, allowable and allocable to the contract and paid a fixed fee representing the profit negotiated between us and the contracting agency. Revenue from cost reimbursable contracts is recognized as costs are incurred plus an estimate of applicable fees earned. We consider fixed fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the contract. Revenue from time and materials contracts is recognized based on direct labor hours expended at contract billing rates plus other billable direct costs. Fixed price contracts may include either a product delivery or specific service performance throughout a period. For fixed price contracts that provide for the development and delivery of a specific prototype or product, revenue is recognized over time using the input method based upon the percentage of completion of costs incurred to date versus total estimated costs.

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
Allowance for Uncollectible Receivables
Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers’ financial stability, past payment history and other factors that bear on the ultimate collection of such amounts. The allowance was $0.8 million and $0.9 million at December 31, 2022 and 2021, respectively.
Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. To date, we have not incurred losses related to cash and cash equivalents. Our foreign currency risk on cash and cash equivalents held outside of the US is not material. At December 31, 2022 there were no cash equivalents invested in U.S. Treasury obligations. At December 31, 2021, $1.0 million was invested in U.S. Treasury obligations through a sweep account with our bank. The full value of amounts invested through the sweep account are convertible to cash on a daily basis. Our cash transactions are processed through reputable commercial banks. We regularly maintain cash balances with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2022 and 2021, we had approximately $1.6 million and $9.5 million, respectively, in excess of FDIC insured limits.
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
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying amount of lease liabilities approximate fair value because these financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit. We consider the terms of the PNC Bank, National Association debt facility, including its interest rate of SOFR plus a margin ranging from 1.75% to 2.50%, to be at market based upon similar instruments that would be available to us.
Property and Equipment, net
Property and equipment, net, are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 7 years
Furniture and fixtures	7 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements
Intangible Assets, net
Intangible assets consist of patents related to certain intellectual property that we have developed or acquired, and identifiable intangible assets recognized in connection with our acquisition of LIOS Technologies Inc. ("Lios") in March 2022 and other companies prior to 2022. We amortize our identified intangible assets over their estimated useful lives ranging between one and fifteen years.
Goodwill is tested annually for impairment as of the first day of our fourth quarter (October 1st) and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. As of December 31, 2022, we had one reporting unit which contained goodwill. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair value. Our goodwill impairment evaluation consisted of a qualitative assessment. A qualitative assessment can be performed to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, we compare the fair value of each reporting unit to its carrying value using a quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.

For the quantitative assessment, the fair value of each reporting unit is estimated using a combination of an income approach using a discounted cash flow ("DCF") analysis and a market-based valuation approach based on comparable public company trading values. Determining the fair value of a reporting unit requires the exercise of significant management judgment, including the amount and timing of projected future revenues, earnings and cash flows after considering factors such as recent operating performance, general market and industry conditions, existing and expected future contracts, changes in working capital and long-term business plans and growth initiatives. The carrying value of each reporting unit includes the assets and liabilities employed in its operations and goodwill. We have not recorded any goodwill impairment for the years ended December 31, 2022 and 2021.
Research, Development and Engineering
Research, development and engineering expense not related to contract performance is expensed as incurred. We expensed $10.8 million and $10.2 million of non-contract related research, development and engineering expense for the years ended December 31, 2022 and 2021, respectively.
Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets fail the recovery test, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.
Inventory
Inventory consists of finished goods, work in process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.

Net Income per Share
Basic per share data is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method. There were no adjustments for common stock equivalents for the diluted per share data for the years ended December 31, 2022 and 2021.
The following shares have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive:

	Years ended December 31,
	2022	2021
Stock options	680,000	1,234,000
Restricted stock units	1,124,000	814,000
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

Foreign Currency

For our non-U.S. dollar functional currency subsidiaries, assets and liabilities are translated into U.S. dollars using fiscal year end exchange rates. Revenues and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss within equity. Gains and losses resulting from foreign currency transactions are included in earnings.

Business Combinations

We account for business combinations under the acquisition method of accounting, in accordance with ASC 805 - Business Combinations. Under ASC 805, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Any excess of the fair value of acquisition consideration over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of acquired intangible assets is judgmental in nature and requires the use of significant estimates and assumptions, including the discount rate, revenue growth rates, projected gross margins, estimated research and development expenses, and operating profit margins.

Recently Issued Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which requires companies to measure financial assets at an amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity's current estimate of all expected credit losses. ASU 2016-13 is applicable to our trade receivables. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2022. We do not expect the adoption of this new accounting pronouncement to have a significant impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. We early adopted ASU 2021-08 during the year ended December 31, 2022 in conjunction with a business combination. The adaptation did not have a material impact on our consolidated financial statements.

2.    Discontinued Operations
On March 8, 2022, we completed the sale of substantially all of our equity interests in our Luna Labs business to certain members of Luna Labs’ senior management team and a group of outside investors for an initial purchase price of $20.4 million before working capital and escrow adjustments and transaction expenses. Total consideration included $13.0 million of cash received at closing, $2.5 million in the form of a convertible note, $1.7 million in the form of 60-day promissory notes and an earn out potential of $1.0 million in future payments from Luna Labs upon the achievement by Luna Labs of certain financial goals. The full amount of the 60-day promissory notes has been collected as of December 31, 2022. The convertible note is included in the other non-current assets line item of the consolidated balance sheet. During the fourth quarter of 2022, it was determined that the earn out potential was not achieved. The gain on the transaction was $9.8 million, net of taxes of $3.2 million.
We have separately reported the financial results of Luna Labs as discontinued operations in our consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively, and presented the related assets and liabilities as held for sale in the consolidated balance sheet as of December 31, 2021. These changes have been applied to all periods presented. The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Luna Labs segment that will be eliminated from continuing operations. Previously reported expenses for the Luna Labs segment have been restated to exclude certain allocated expenses that are not directly attributable to the Luna Labs segment.

The key components from discontinued operations related to the Luna Labs segment are as follows (in thousands):

	Years ended December 31,
	2022	2021
Revenues	$6,473	$23,722
Cost of revenues	3,692	19,009
Gross profit	2,781	4,713
Selling, general and administrative expenses	535	1,634
Research, development & engineering expenses	—	24
Operating income	2,246	3,055
Income tax expense	516	584
Net income from discontinued operations, net of tax	$1,730	$2,471

Assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheets as of December 31, 2021 consist of the following (in thousands):

December 31, 2021
Accounts receivable, net	$2,967
Inventory, net	282
Contract assets	4,051
Prepaid expenses and other current assets	132
Property and equipment, net	330
Intangible assets, net	165
Operating lease right-of-use asset	4,884
Other non-current assets	141
Assets held for sale	$12,952

Accounts payable	1,042
Accrued and other current liabilities	821
Contract liabilities	2,626
Current portion of operating lease liability	388
Long-term portion of operating lease liability	4,826
Liabilities associated with assets held for sale	$9,703

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash information related to discontinued operations for the years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Depreciation and amortization	$23	$112
Share-based compensation	177	129
Acquisition of property and equipment	34	—

3. Business Acquisition

On March 10, 2022, we entered into and closed a Share Purchase Agreement (the “Share Purchase Agreement”) with NKT Photonics A/S ("NKT Photonics") to purchase all of the shares of NKT Photonics GmbH and LIOS Technologies Inc. (collectively "Lios") for aggregate consideration of $22.1 million (€20.0 million). Subsequent to the acquisition, the name of the Lios parent company was changed to Luna Innovations Germany GmbH. Lios is a provider of distributed fiber optic monitoring solutions for power cable, pipelines, oilfield services, security, highways, railways and industrial fire detection systems. The acquisition of Lios provides us with long range, fully distributed temperature and strain sensing capabilities, intellectual property, products and expertise that are highly complementary to Luna, which we believe will accelerate our technology and overall growth roadmap. The Share Purchase Agreement contains customary representations and warranties and indemnities.
During the fourth quarter of 2022, we completed the purchase accounting for Lios after recording a number of measurement period adjustments since the initial purchase price allocation reported in our first quarter Form 10-Q. These adjustments to the fair values of assets and liabilities resulted in a cumulative decrease in goodwill of $1.5 million as of December 31, 2022.

The following table summarizes the allocation of the purchase consideration for the acquisition of Lios:

(in thousands)
Accounts receivable	$3,069
Inventory	5,176
Prepaid expenses and other current assets	96
Property and equipment	858
Intangible assets	6,437
Goodwill	8,788
Operating lease right-of-use asset	512
Accounts payable and accrued expenses	(903)
Accrued and other current liabilities	(1,073)
Contract liabilities	(314)
Current portion of operating lease liability	(322)
Long-term portion of operating lease liability	(191)
Other long-term liabilities	(48)
Total purchase consideration	$22,085

The identifiable intangible assets and their estimated useful lives were as follows:

	Estimated
	Useful Life	(in thousands)
Developed technology	6 years	$1,998
Customer relationships	8 years	3,662
Trade names and trademarks	7 years	333
Backlog	1 year	444
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
Goodwill represents the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition. Goodwill generated from our business acquisition was primarily attributable to expected synergies from future customer and sales growth. We do not expect this goodwill to be deductible for tax purposes. We incurred $1.1 million of acquisition-related costs that have been included in selling, general and administrative expenses for the year ended December 31, 2022.

4.    Accounts Receivable, net

Accounts receivable, net, consists of the following:

	December 31,
(in thousands)	2022	2021
Billed	$33,542	$21,790
Other	487	48
	34,029	21,838
Less: allowance for doubtful accounts	(780)	(925)
Accounts receivable, net	$33,249	$20,913

5.    Inventory

Components of inventory are as follows:

	December 31,
(in thousands)	2022	2021
Finished goods	$9,930	$10,087
Work-in-process	3,113	2,318
Raw materials	23,539	10,088
Inventory	$36,582	$22,493

6.    Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,
(in thousands)	2022	2021
Building	$219	$226
Equipment	15,801	10,255
Furniture and fixtures	1,017	1,316
Software	126	72
Leasehold improvements	2,466	2,292
Construction in process	1,383	646
	21,012	14,807
Less—accumulated depreciation	(16,119)	(11,819)
Property and equipment, net	$4,893	$2,988
Depreciation for the years ended December 31, 2022 and 2021 was approximately $1.7 million and $1.4 million, respectively, and is included primarily in selling, general and administrative expense in our consolidated statements of operations.

7.    Intangible Assets, net

Intangible assets, net consist of the following:

		December 31,
(in thousands)	Estimated Life	2022	2021
Patent costs	1 - 18 years	$9,086	$9,230
Developed technology	6 - 10 years	15,924	14,440
In-process research and development	N/A	2,631	2,732
Customer relationships	5 - 8 years	4,117	700
Trade names	7 - 15 years	880	550
Backlog	1 - 3 years	331	—
		32,969	27,652

Patent costs		(4,128)	(3,254)
Developed technology		(6,830)	(5,043)
In-process research and development		(1,763)	(1,476)
Customer relationships		(574)	(170)
Trade names		(586)	(532)
Backlog		(338)	—
Accumulated amortization		(14,219)	(10,475)
Intangible assets, net		$18,750	$17,177
Amortization for the years ended December 31, 2022 and 2021 was approximately $3.7 million and $3.1 million, respectively, and is included primarily in selling, general and administrative expense in our consolidated statements of operations.

Estimated aggregate amortization, based on the net value of intangible assets at December 31, 2022, for each of the next five years and beyond is as follows:

(in thousands)
Year Ending December 31,
2023	$3,800
2024	3,270
2025	2,942
2026	2,801
2027	2,023
2028 and beyond	3,914
$18,750

    We did not recognize any intangible asset impairment charges during the years ended December 31, 2022 or 2021.

8.    Goodwill

The change in the carrying value of goodwill during the years ended December 31, 2022 and December 31, 2021 were as follows:

(in thousands)
Balance as of December 31, 2020	$18,121
Measurement period adjustment	929
Foreign currency translation	(66)
Balance as of December 31, 2021	18,984
Goodwill resulting from business acquisition	8,788
Foreign currency translation	(845)
Balance as of December 31, 2022	$26,927

After completing a qualitative assessment of our goodwill during the fourth quarter of 2022, we concluded the carrying value of goodwill was not impaired as of December 31, 2022.

9.     Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Accrued compensation	$8,962	$6,798
Contingent consideration	—	225
Accrued professional fees	720	503
Accrued income tax	3,788	328
Current portion of finance lease liability	50	48
Accrued interest	64	17
Accrued liabilities-other	3,110	1,339
Total accrued liabilities	$16,694	$9,258

10.    Debt

Long-term debt consists of the following:

	Years ended December 31,
(in thousands)	2022	2021
Term Loan (net of debt issuance costs of $74, 6.65% at December 31, 2022)	$18,926	$8,290
Revolving Loan (6.65% at December 31, 2022)	4,300	7,550
	23,226	15,840
Less: Current portion of long-term debt obligations	(2,500)	(4,167)
Long-term debt obligations	$20,726	$11,673

PNC Bank Facility
On June 21, 2022 (the “Effective Date”), we entered into a Loan Modification Agreement (the “Second Amendment”) in respect of our Loan Agreement, dated as of December 1, 2020 (the “Original Loan Agreement” and as amended by that certain First Amendment to Loan Agreement, dated as of March 10, 2022, and the Second Amendment, the “Loan Agreement”) with PNC Bank, National Association, as lender (the “Lender”) and certain of our domestic subsidiaries as guarantors, to, among other things, extend the maturity date of the Term Loan and Revolving Line (each as defined below) to June 21, 2027 and increase the total commitments to us.
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

The Revolving Line expires on June 21, 2027, which was extended from December 1, 2023 as part of the loan modification. Borrowings under the Revolving Line bear interest at a floating per annum rate equal to the sum of (a) the Daily Simple SOFR, plus (b) an SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.50% per annum, depending on our Net Leverage Ratio. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest is due and payable on June 21, 2027. The unused portion of the Revolving Line accrues a fee equal to 0.20% per annum multiplied by the quarterly average unused amount. The unused Revolving Line totaled $10.7 million at December 31, 2022.
The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, financial covenants regarding minimum net leverage and fixed charge coverage (beginning in the third quarter ended September 30, 2022), affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of December 31, 2022.
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

Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2023	$2,500
2024	3,000
2025	3,500
2026	4,000
2027	10,300
Total maturities	$23,300
Less: deferred issuance costs	(74)
Total	$23,226

Interest expense, net for the years ended December 31, 2022 and 2021 consisted of the following:

	Years ended December 31,
(in thousands)	2022	2021
Interest expense on Term Loans	$642	$247
Interest expense on Revolving Line of Credit	210	164
Amortization of debt issuance costs	43	44
Other interest expense	5	27
Interest income	(2)	(3)
Total interest expense, net	$898	$479

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

    The discount rate for both our operating and finance leases was not readily determinable in the specific lease agreements. As a result, our incremental borrowing rate was used as the discount rate when establishing the ROU assets and corresponding lease liabilities. As of December 31, 2022, we had no operating or finance leases that have not yet commenced.

Rent expense is recognized on a straight-line basis over the life of the lease. For the year ended December 31, 2022 and 2021, rent expense consisted of operating lease costs that totaled $2.5 million and $2.1 million, respectively.

Future minimum lease payments under non-cancelable operating and finance leases were as follows as of December 31, 2022:

(in thousands)
Year Ending December 31,	Operating Leases	Finance Leases
2023	$2,484	$53
2024	1,735	52
2025	1,027	48
2026	140	—
2027	—	—
2028 and beyond	—	—
Total future minimum lease payments	5,386	153
Less: Interest	343	5
Total lease liabilities	$5,043	$148

Current lease liability	$2,239	$50
Long-term lease liability	2,804	98
Total lease liabilities	$5,043	$148

Other information related to leases is as follows:

	Year Ended
(in thousands, except weighted-average data)	December 31, 2022	December 31, 2021
Finance lease cost:
Amortization of right-of-use assets	$53	$48
Interest on lease liabilities	(4)	(4)
Total finance lease cost	$49	$44

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,064	$2,115
Finance cash flows from finance leases	$48	$48
Right-of-use assets obtained in exchange for new operating lease liabilities	$782	$865
Weighted-average remaining lease term (years) - operating leases	6.0	8.0
Weighted-average remaining lease term (years) - finance leases	3.2	3.9
Weighted-average discount rate - operating leases	8%	9%
Weighted-average discount rate - finance leases	3%	3%

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

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(in thousands, except share, per share and weighted-average data)
Balance at December 31, 2020	2,329,416	$1.18 - 7.59	$2.76	$16,574	1,408,119	$2.26	$10,734
Forfeited	(58,860)	$3.37 - 11.40	5.91
Exercised	(818,267)	$1.18 - 7.59	2.73
Granted	80,735	$11.00 - 11.94	9.13
Balance at December 31, 2021	1,533,024	$1.18 - 11.40	$3.00	$8,439	1,050,177	$2.45	$6,314
Forfeited	(96,858)	$3.04 - $11.40	6.03
Exercised	(577,129)	$1.27 - $7.37	2.48
Balance at December 31, 2022	859,037	$1.27 - 11.40	$3.01	$5,040	797,529	$2.74	$4,856

(1)The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Years ended December 31,
2021
Risk-free interest rate range	0.975%
Expected life of option-years	7
Expected stock price volatility	55%
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

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2021	$1.18 - 11.40	1,533,024	4.73	$3.00	1,050,177	3.95	$2.45
Year ended December 31, 2022	$1.27 - 11.40	859,037	4.00	$3.01	797,529	3.76	$2.74

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2021	$6,288	$2,571
Year ended December 31, 2022	$2,173	$2,189

For the year ended December 31, 2021, the weighted average grant date fair value of options granted was $11.30 per share. We estimate the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2021, the weighted average remaining service period is 7.0 years. There were no new stock options granted during the year ended December 31, 2022.
Unamortized stock option expense at December 31, 2022 that will be amortized over the weighted-average remaining service period of 0.6 years totaled $0.2 million.
Restricted Stock and Restricted Stock Units

Historically, we have granted shares of restricted stock to certain employees that have vested in three equal annual installments on the anniversary dates of their grant. However, beginning in 2019, we altered our approach for these grants to replace the grant of restricted stock subject to time-based vesting with the grant of a combination of restricted stock units ("RSUs") subject to time-based vesting and performance-based vesting. Each RSU represents the contingent right to receive a single share of our common stock upon the vesting of the award. For the year ended December 31, 2022, we granted an aggregate of 930,661 RSUs to certain employees. Of the RSUs granted during 2022, 816,740 of such RSUs are subject to time-based vesting and are scheduled to vest in three equal annual installments on the anniversary dates of the grant. The remaining 113,921 RSUs are performance-based awards that will vest based on our achievement of long-term performance goals, in particular, based on our levels of 2023 revenue and operating income. The 113,921 shares issuable upon vesting of the performance-based RSUs represent the probable payout under our performance-based awards, based upon 100% of our target performance for 2023 revenue and operating income. In the case of the time-based and performance-based RSUs, vesting is also subject to the employee's continuous service with us through vesting. In 2022, 169,576 shares of restricted stock and 52,174 RSUs granted to employees vested.

In addition, in conjunction with our 2020, 2021 and 2022 Annual Meetings of Stockholders, we granted RSUs to certain members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy (other members of our Board of Directors elected to receive their annual equity compensation for Board service in the form of stock units under our Deferred Compensation Plan as described below). RSUs granted to our non-employee Directors vest at the earlier of the one-year anniversary of their grant or the next annual stockholders' meeting. In 2022 and 2021, we granted 11,819 and 3,384, respectively, RSUs to non-employee members of our Board of Directors in respect of the annual equity compensation under our non-employee director compensation policy. In 2022 and 2021, 3,384 and 10,652 RSUs granted to directors, respectively, vested.

The following table summarizes the number of unvested shares underlying our restricted stock awards and RSUs and the value of our unvested restricted stock awards and RSUs in 2022 and 2021:

(in thousands, except share and weighted-average share data)	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance at January 1, 2020	429,467	$4.48	$1,924
Granted	281,384	10.71	3,014
Vested	(234,367)	4.22	(989)
Forfeitures	(7,500)	11.94	(90)
Balance at December 31, 2021	468,984	$8.58	$3,859
Granted	930,661	6.17	5,742
Vested	(225,134)	6.96	(1,567)
Forfeitures	(111,588)	9.54	(1,065)
Balance at December 31, 2022	1,062,923	$6.72	$6,969
We recognized $4.2 million and $3.0 million in stock-based compensation expense, which is recorded in selling, general and administrative expense on the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.
Unamortized RSUs expense at December 31, 2022 that will be amortized over the weighted-average remaining service period of 2.1 years totaled $5.1 million.

Employee Stock Purchase Plan
On April 7, 2020, our board of directors approved, and on May 11, 2020, our stockholders approved, the Luna Innovations Incorporated 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The 2020 ESPP grants our eligible employees a purchase right to purchase up to that number of shares of common stock purchasable either with a percentage or with a maximum dollar amount, as designed by the Board of Directors, during the period that begins on the offering date and ends on the date stated in the offering. The maximum number of shares of common stock that may be issued under the 2020 ESPP is 1,200,000 shares. The 2020 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized over the six-month withholding period prior to the purchase date. For the years ended December 31, 2022 and 2021, we recognized $0.3 million and $0.4 million in share-based compensation expense related to the 2020 ESPP, respectively, which is included in our selling, general and administrative expense in the accompanying consolidated statements of operations.
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
The following is a summary of our stock unit activity under the Deferred Compensation Plan for 2022 and 2021:

(in thousands, except stock units and weighted-average share data)	Number of Stock Units	Weighted Average Grant Date Fair Value per Share	Intrinsic Value Outstanding
Balance, December 31, 2020	635,383	2.41	$6,278
Granted	40,576	10.6
Issued	(47,377)	2.4
Balance, December 31, 2021	628,582	3.06	$5,334
Granted	118,175	5.64
Issued	(47,377)	1.15
Balance, December 31, 2022	699,380	3.61	$6,148

As of December 31, 2022, 68,476 outstanding stock units had not yet vested.
Stock Repurchases

We have historically repurchased shares of our common stock during previous stock repurchase programs. We currently maintain all repurchased shares under those stock repurchase programs as treasury stock. In addition, we repurchased 52,836 and 44,051 shares of our common stock at an aggregate cost of $0.4 million and $0.5 million, or an average price of $6.79 and $10.41 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units in 2022 and 2021, respectively.

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

    The details are listed in the table below for the years ended December 31, 2022 and 2021:

	Years ended December 31,
(in thousands)	2022	2021
Total Revenue by Geographic Location
United States	$48,256	$45,334
Asia	22,327	17,183
Europe	29,340	16,928
Canada, Central and South America	8,516	8,068
All others	1,058	—
Total	$109,497	$87,513

Total Revenue by Major Customer Type
Sales to the U.S. government	$8,700	$9,525
U.S. direct commercial sales and other	39,556	35,410
Foreign commercial sales & other	61,241	42,578
Total	$109,497	$87,513

Total Revenue by Contract Type
Fixed-price contracts	$105,919	$84,490
Cost-type contracts	3,578	3,023
Total	$109,497	$87,513

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$91,982	$69,522
Goods/services transferred over time	17,515	17,991
Total	$109,497	$87,513

Total Revenue by Major Products/Services
Technology development	$7,608	$7,136
Test, measurement and sensing systems	99,419	78,528
Other	2,470	1,849
Total	$109,497	$87,513

Contract Balances

Our contract assets consist of unbilled amounts for research contracts as well as custom product contracts. Contract liabilities include excess billings, subcontractor accruals, and customer deposits. During the year ended December 31, 2022, we recognized $2.7 million of revenue that was included in contract liabilities as of December 31, 2021.

As of December 31, 2022, contract assets reflect $1.9 million of additional revenue following the approval of our 2021 Incurred Cost Submission (ICS) from the Defense Contract Management Agency (DCMA). A portion of the corresponding revenue related to our former Luna Labs segment is classified as discontinued operations.

The following table shows the components of our contract balances as of December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Contract assets	$7,691	$5,166
Contract liabilities	(4,089)	(4,649)
Net contract assets/(liabilities)	$3,602	$517

Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our unfulfilled performance obligations was $52.9 million at December 31, 2022. We expect to satisfy 64% of the performance obligations in 2023, 33% in 2024 and the remainder by 2025.

14.    Income Taxes
Income tax benefit from continuing operations consisted of the following for the periods indicated:

	Years ended December 31,
(in thousands)	2022	2021
Current:
Federal	$1,701	$28
State	470	(40)
Foreign	—	118
Current	$2,171	$106
Deferred:
Federal	(1,985)	(1,692)
State	(355)	(390)
Foreign	$(51)	$(4)
Deferred	$(2,391)	$(2,086)
Income tax benefit	$(220)	$(1,980)

Deferred tax assets and liabilities consist of the following components:

	Years ended December 31,
(in thousands)	2022	2021
Deferred income tax assets:
Bad debt and inventory reserve	$303	$405
UNICAP	598	130
Deferred revenue	210	156
ASC842 lease accounting (DTA)	1,243	1,236
Net operating loss carryforwards	8,225	6,984
Accrued liabilities	779	559
Stock-based compensation	1,247	899
R&D credit carryforward	—	500
Section 174 capitalization	2,081	—
Other, net	—	360
Total deferred income tax assets before valuation allowance	14,686	11,229
Less: Valuation allowance	(3,593)	(3,806)
Total deferred income tax assets	11,093	7,423
Deferred income tax liabilities:
ASC842 lease accounting (DTL)	(1,152)	(1,090)
Depreciation and amortization	(3,762)	(3,012)
Deferred gain	(548)	—
Investment in partnership	(67)	—
Other, net	(917)	—
Total deferred income tax liabilities	$(6,446)	$(4,102)
Net deferred tax assets	$4,647	$3,321

The benefit from income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to our (loss)/income from continuing operations before income taxes as follows for the periods indicated:

	Years ended December 31,
	2022	2021
Income tax expense at federal statutory rate	21.00%	21.00%
Effect of foreign operations	3.06	28.79
State taxes, net of federal tax effects	(0.64)	9.48
Change in valuation allowance	(23.55)	(24.66)
Provision to return adjustments	(0.88)	(0.04)
Meals and entertainment	(0.60)	(0.11)
Other permanent differences	(3.92)	(14.71)
Equity compensation	3.08	34.43
Current year R&D credit	14.86	8.80
Prior year R&D credit	(2.18)	1.52
Foreign derived intangible income benefit	8.82	3.31
Reserve for uncertain tax positions	(1.90)	(2.73)
Other	(8.41)	(0.56)
Income tax benefit	8.74%	64.52%

The realization of our deferred income tax assets is dependent upon sufficient taxable income in future periods. In assessing whether deferred tax assets may be realized, we consider whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. We consider scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that we can implement in making our assessment. We continue to be in a three year cumulative net income position, and based on all available positive and negative evidence, we believe the net deferred tax asset will be fully realizable.

In March 2022, we acquired the stock of Lios, which included a German entity and a US entity, both of which had deferred tax assets that were recorded as of the acquisition date. Based on all available evidence, including cumulative history of losses, we have realized deferred tax assets only to the extent they are supported by the reversal of existing temporary differences. Due to taxable temporary differences exceeding the NOLs in existence at the acquisition date, no valuation allowance was recorded at the acquisition date for the German entity. Subsequent to the acquisition, a valuation allowance was recorded in the amount of $0.2 million to income tax benefit for the year ended December 31, 2022. A valuation allowance of $0.5 million was recorded on the opening balance sheet for the US entity.

In December 2020, Luna acquired the stock of OptaSense Holdings Limited and its wholly owned subsidiaries ("OptaSense"), which included a UK entity and US entity. Both of these entities had deferred tax assets that were recorded as of the acquisition date. Based on all available evidence, including cumulative history of losses, we have realized deferred tax assets only to the extent they are supported by the reversal of existing temporary differences. This results in a valuation allowance of $2.5 million and $3.8 million as of December 31, 2022 and 2021 respectively.

As of December 31, 2022, we have net operating loss ("NOL") carryforwards of approximately $31.9 million, of which approximately $21.0 million is in foreign jurisdictions. These NOLs were primarily from past acquisitions. A portion of these NOLs begin to expire in 2025. The domestic NOLs are subject to limitation under IRC Section 382.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	Years ended December 31,
(in thousands)	2022	2021
Unrecognized tax benefits, beginning of period	$295	$211
Increases related to current period tax positions	56	75
Increases related to prior period tax positions	—	9
Decreases related to prior period tax positions	(8)	—
Unrecognized tax benefits, end of period	$343	$295

As of December 31, 2022 we had $0.3 million of unrecognized tax benefits. If these amounts are recognized in future periods, it would impact the effective tax rate on income from continuing operations for the years in which they are recognized. Interest and penalties released related to uncertain tax positions was immaterial for the year ended December 31, 2022. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period for which the event occurs requiring the adjustment. The accrued interest and penalties as of December 31, 2022, is recorded in other long-term liabilities on the consolidated balance sheets. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The U.S. federal statute of limitations remains open for the year 2018 and onward. U.S. state jurisdictions have statutes of limitation generally ranging from three to seven years. Our Optasense companies have open years for audit including UK - 2018 and forward; US - 2018 and forward; and Canada 2017 and forward. Given that certain subsidiaries have federal or state net operating loss carryforwards, the statute for examination by the taxing authorities will typically remain open for a period following the use of such net operating loss carryforwards, extending the period for examination beyond the years indicated above. We currently have no income tax returns under examination, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We consider undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested outside of the U.S. No taxes have been recorded with respect to our indefinitely reinvested earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional foreign withholding and state income taxes. As of December 31, 2022, the cumulative amount of U.S. GAAP foreign unremitted earnings upon which additional income taxes have not been provided is not material to the financial statements. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Securities Act (the "CARES Act"). The CARES Act includes significant business tax provisions that, among other things, include the removal of certain limitations on utilization of net operating losses, increase the loss carryback period for certain losses to five years, and increase the ability to deduct interest expense, as well as amending certain provisions of the previous of the previously enacted Tax Cuts and Jobs Act. We do not expect the CARES Act to have a significant impact on our tax obligations. In December 2020, the Consolidated Appropriations Act, 2021 ("CAA") was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. As of December 31, 2022, and December 31, 2021, we evaluated these items in our tax computation and determined that the items did not have a material impact on our financial statements.

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

Purchase Commitments
We executed multiple non-cancelable purchase orders totaling $4.8 million in the second quarter of 2022 and a non-cancelable purchase order totaling $4.6 million in the fourth quarter of 2022 for multiple shipments of tunable lasers and components to be delivered over an 9-15-month period. At December 31, 2022, approximately $6.6 million of these commitments remained and are expected to be delivered by December 30, 2024.

Guarantees

As of December 31, 2022, we had a total of $0.3 million in performance bond guarantees outstanding in favor of certain third parties to ensure performance of its obligations under certain customer contracts and lease arrangements. These guarantees expire at various dates through September 2027. To date, we have not incurred any charges associated with non-performance covered by such guarantees and have not accrued any liabilities as of December 31, 2022.

16.    Employee Profit Sharing Plan
We maintain a salary reduction/profit-sharing plan under provisions of Section 401(k) of the Internal Revenue Code. The plan is offered to all permanent employees. We contribute 30% of the salary deferral elected by each employee up to a maximum deferral of 10% of annual salary.
We contributed approximately $0.6 million and $0.7 million to the plan for the years ended December 31, 2022 and December 31, 2021, respectively.

17.    Relationship with Major Customers
During the years ended December 31, 2022 and 2021, approximately 8% and 11%, respectively, of our consolidated revenues were attributable to contracts with the U.S. government.
At December 31, 2022 and 2021, receivables with respect to contracts with the U.S. government represented 4% and 6% of total trade receivables, respectively.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. This evaluation was based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework established in the 2013 Internal Control—Integrated Framework, our President and Chief Executive officer, and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

ITEM 9B.    OTHER INFORMATION

On March 14, 2023, our board of directors approved updated indemnification agreements with each of our directors and executive officers. With certain exceptions, these agreements provide that we will indemnify each of our directors and executive officers against any and all expenses incurred because of his or her status as one of our directors or executive officers to the fullest extent permitted by Delaware law, our certificate of incorporation and bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by our directors and executive officers in connection with a legal proceeding involving his or her status as a director or executive officer.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K will be included in the proxy statement related to our 2023 Annual Meeting of Stockholders, (the "2023 Proxy Statement"), anticipated to be filed with the SEC within 120 days after December 31, 2022, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2023 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2023 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2023 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated into this report by reference to the information to be provided in our 2023 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.
(ii)Schedules.
Schedule II
Luna Innovations Incorporated
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
(in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year Ended December 31, 2021
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$2,850	$2,815	$(1,859)	$3,806
Allowances for doubtful accounts	$886	$880	$(841)	$925
	$3,736	$3,695	$(2,700)	$4,731
Year Ended December 31, 2022
Reserves deducted from assets to which they apply:
Deferred tax valuation allowance	$3,806	$554	$(767)	$3,593
Allowances for doubtful accounts	$925	$564	$(709)	$780
	$4,731	$1,118	$(1,476)	$4,373
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

2.2#
Form of Equity Purchase Agreement, by and among the Company and the Management Investors, dated as of March 7, 2022 (incorporated by reference Exhibit 2.6 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 14, 2022).

2.3#
Equity Purchase Agreement, by and among the Company, Luna Labs and the Investors, dated as of March 8, 2022 (incorporated by reference Exhibit 2.7 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 14, 2022).

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

3.3
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1Current Report on Form 8-K (File No. 000-52008333-131764) filed on March 6, 2023).

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

4.8*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*	Form of Indemnification Agreement for directors and executive officers.
10.2**
Development and Supply Agreement, dated December 12, 2006, by and between Luna Innovations Incorporated and Intuitive Surgical, Inc. dated June 11, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on June 14, 2007).

10.3	Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 21, 2018).
10.4**
License Agreement, effective January 12, 2010, by and among Luna Innovations Incorporated, Luna Technologies, Inc. and Intuitive Surgical, Inc. (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) file on May 17, 2010).

10.5
Amended and Restated Employment Agreement dated April 1, 2022, by and between Scott A. Graeff and Luna Innovations Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on April 7, 2022).

10.6**
Cross-License Agreement by and among Luna Innovations Incorporated and Luna Technologies, Inc. and Intuitive Surgical Operations, Inc. and Intuitive Surgical International, Ltd., dated as of January 17, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 13, 2014).

10.7
Lease Agreement by and between SBA Tenant, LLC and Luna Innovations Incorporated dated November 2014 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K (File No. 000-52008) filed March 16, 2015).

10.8
Amended and Restated Non-Employee Director Compensation Policy, as amended as of February 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on May 13, 2019).

10.9
Amended and Restated Employment Agreement, dated April 1, 2022, by and between the Registrant and Eugene J. Nestro (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-52008) filed on April 7, 2022).

10.10
First Amendment to Commercial Lease, dated as of February 21, 2020, by and between SBA Tenant, LLC and the Registrant (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 000-52008) filed on March 13, 2020).

10.11
Luna Innovation Incorporated 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52008) filed on August 6, 2020).

10.12
Tax Deed, by and between the Company and QinetiQ Holdings Limited, dated as of December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52008) filed on December 3, 2020).

10.13
Loan Agreement, dated December 1, 2020, by and between the Company and PNC Bank, National Association (incorporated by reference Exhibit 10.1 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 12, 2021).

10.14
Term Note, dated December 1, 2020, by and between the Company and PNC Bank, National Association. Incorporated by reference Exhibit 10.2 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 12, 2021)

10.15
Amended and Restated Employment Agreement, dated April 21, 2022, by and between the Registrant and Brian J. Soller (incorporated by reference Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52008) filed on April 7, 2022).

10.16
Second Amendment to Lease Agreement by and between SBA Tenant, LLC and Luna Innovations Incorporated dated August 27, 2021 (incorporated by reference Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 000-52008) filed on March 14, 2022).

10.17
First Amendment to Loan Agreement, dated as of March 10, 2022, by and between the Company and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52008) filed on August 12, 2022).

10.18
Second Amendment to Loan Agreement, dated as of June 21, 2022, by and between the Company and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-52008) filed on August 12, 2022).

10.19
Amended and Restated Revolving Line of Credit Note, dated June 21, 2022, by and between the Company and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-52008) filed on August 12, 2022).

10.20
Amended and Restated Term Loan Agreement, dated as of June 21, 2022, by and between the Company and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-52008) filed on August 12, 2022).

10.21*	Third Amendment to Loan Agreement, dated January 31, 2023, by and between the Company and PNC Bank, National Association.
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Grant Thornton LLP, Predecessor Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
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

32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2022 and 2021 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (v) Notes to Audited Consolidated Financial Statements.

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
March 16, 2023

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

Signature	Title	Date

/s/ Scott A. Graeff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
Scott A. Graeff
/s/ Eugene J. Nestro	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023
Eugene J. Nestro
/s/ N. Leigh Anderson	Director	March 16, 2023
N. Leigh Anderson
/s/ Warren B. Phelps, III	Director	March 16, 2023
Warren B. Phelps, III
/s/ Pamela Coe	Director	March 16, 2023
Pamela Coe
/s/ Gary Spiegel	Director	March 16, 2023
Gary Spiegel
/s/ Mary Beth Vitale	Director	March 16, 2023
Mary Beth Vitale
/s/ Richard W. Roedel	Chairman of the Board of Directors	March 16, 2023
Richard W. Roedel