Form 10-Q
period 2023-03-31
LUNA INNOVATIONS INC
filed 2023-05-09
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2023, there were 33,404,966 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,559	$6,024
Accounts receivable, net	31,924	33,249
Contract assets	9,001	7,691
Inventory	39,675	36,582
Prepaid expenses and other current assets	5,815	4,328
Total current assets	89,974	87,874
Property and equipment, net	4,691	4,893
Intangible assets, net	18,125	18,750
Goodwill	27,208	26,927
Operating lease right-of-use assets	4,293	4,661
Other non-current assets	3,295	3,255
Deferred tax asset	4,548	4,647
Total assets	$152,134	$151,007
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$2,750	$2,500
Accounts payable	5,578	8,109
Accrued and other current liabilities	16,273	16,694
Contract liabilities	5,942	4,089
Current portion of operating lease liabilities	2,116	2,239
Total current liabilities	32,659	33,631
Long-term debt obligations, net of current portion	22,480	20,726
Long-term portion of operating lease liabilities	2,495	2,804
Other long-term liabilities	432	444
Total liabilities	58,066	57,605
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 35,227,817 and 34,901,954 shares issued, 33,396,326 and 33,105,080 shares outstanding at March 31, 2023 and December 31, 2022, respectively	35	35
Treasury stock at cost, 1,831,491 and 1,796,862 shares at March 31, 2023 and December 31, 2022, respectively	(5,949)	(5,607)
Additional paid-in capital	106,624	104,893
Accumulated deficit	(4,138)	(2,296)
Accumulated other comprehensive loss	(2,504)	(3,623)
Total stockholders’ equity	94,068	93,402
Total liabilities and stockholders’ equity	$152,134	$151,007
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022

Revenue	$25,045	$22,481
Cost of revenue	10,072	8,202
Gross profit	14,973	14,279
Operating expense:
Selling, general and administrative	13,296	13,281
Research, development and engineering	2,817	2,543
Amortization of intangible assets	992	821
Total operating expense	17,105	16,645
Operating loss	(2,132)	(2,366)
Other income/(expense):
Other income	92	21
Interest expense, net	(369)	(113)
Total other expense, net	(277)	(92)
Loss from continuing operations before income taxes	(2,409)	(2,458)
Income tax benefit	(567)	(1,115)
Net loss from continuing operations	(1,842)	(1,343)
Income from discontinued operations, net of income tax expense of $1,022	—	3
Gain on sale of discontinued operations, net of tax of $3,117	—	10,921
Net income from discontinued operations	—	10,924
Net (loss)/income	(1,842)	9,581
Net loss per share from continuing operations:
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)
Net income per share from discontinued operations:
Basic	$—	$0.34
Diluted	$—	$0.34
Net (loss)/income per share attributable to common stockholders:
Basic	$(0.06)	$0.30
Diluted	$(0.06)	$0.30
Weighted average shares:
Basic	33,331,745	32,243,082
Diluted	33,331,745	32,243,082

Luna Innovations Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)
 (in thousands)

	Three Months Ended March 31,
	2023	2022
Net (loss)/income	$(1,842)	$9,581
Other comprehensive income/(loss)	1,119	(370)
Total other comprehensive (loss)/income	$(723)	$9,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
 (in thousands, except share data)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, December 31, 2022	33,105,080	$35	1,796,862	$(5,607)	$104,893	$(2,296)	$(3,623)	$93,402
Exercise of stock options	252,855	—	—	—	834	—	—	834
Share-based compensation	73,020	—	—	—	897	—	—	897
Purchase of treasury stock	(34,629)	—	34,629	(342)	—	—	—	(342)
Net loss	—	—	—	—	—	(1,842)	—	(1,842)
Foreign currency translation adjustment	—	—	—	—	—	—	1,119	1,119
Balance, March 31, 2023	33,396,326	$35	1,831,491	$(5,949)	$106,624	$(4,138)	$(2,504)	$94,068

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2021	32,116,270	34	1,744,026	(5,248)	98,745	(11,575)	(33)	$81,923
Exercise of stock options	143,392	—	—	—	220	—	—	220
Share-based compensation	139,723	—	—	—	941	—	—	941
Purchase of treasury stock	(38,263)	—	38,263	(278)	—	—	—	(278)
Net income	—	—	—	—	—	9,581	—	9,581
Foreign currency translation adjustment	—	—	—	—	—	—	(370)	(370)
Balance, March 31, 2022	32,361,122	$34	1,782,289	$(5,526)	$99,906	$(1,994)	$(403)	$92,017

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2023	2022

Cash flows used in by operating activities
Net (loss)/income	$(1,842)	$9,581
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Depreciation and amortization	1,417	1,179
Share-based compensation	1,054	1,132
Loss on disposal of property and equipment	51	—
Gain on sale of discontinued operations, net of tax	—	(10,921)
Deferred taxes	99	220
Change in assets and liabilities
Accounts receivable	1,596	(1,795)
Contract assets	(1,250)	(1,144)
Inventory	(2,619)	(1,416)
Other current assets	(1,573)	(1,636)
Other long-term assets	(54)	2
Accounts payable and accrued and other current liabilities	(3,173)	2,287
Contract liabilities	1,785	171
Other long-term liabilities	—	(33)
Net cash used in operating activities	(4,509)	(2,373)
Cash flows used in investing activities
Acquisition of property and equipment	(478)	(915)
Acquisition of intangible property	(32)	—
Proceeds from sale of property and equipment	—	25
Proceeds from sale of discontinued operations	—	12,973
Acquisition of Luna Innovations Germany GmbH	—	(22,085)
Other	—	38
Net cash used in investing activities	(510)	(9,964)
Cash flows provided by financing activities
Payments on finance lease obligations	(12)	(12)
Proceeds from borrowings under debt obligations	2,500	7,450
Payments of debt obligations	(496)	(1,036)
Repurchase of common stock	(342)	(278)
Proceeds from ESPP	—	85
Proceeds from the exercise of stock options	834	220
Net cash provided by financing activities	2,484	6,429
Effect of exchange rate changes on cash and cash equivalents	70	(432)
Net decrease in cash and cash equivalents	(2,465)	(6,340)
Cash and cash equivalents—beginning of period	6,024	17,128
Cash and cash equivalents—end of period	$3,559	$10,788
Supplemental disclosure of cash flow information
Cash paid for interest	$399	$108
Cash paid for income tax	$2	$342
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Notes to Unaudited Consolidated Financial Statements

1.Basis of Presentation and Significant Accounting Policies
Nature of Operations
Luna Innovations Incorporated (“we,” “our” or the “Company”), headquartered in Roanoke, Virginia, was incorporated in the Commonwealth of Virginia in 1990 and reincorporated in the State of Delaware in April 2003.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments considered necessary to present fairly our financial position at March 31, 2023, results of operations, comprehensive income/(loss) and changes in stockholders' equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023.
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
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued and other liabilities approximate fair value because of the short-term nature of these instruments. The carrying amount of lease liabilities approximate fair value because these financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit. We consider the terms of the PNC Bank, National Association debt facility, including its floating per annum interest rate of the daily simple secured overnight financing rate ("SOFR"), plus an SOFR adjustment, plus a margin ranging from 1.75% to 2.75%, to be at market based upon similar instruments that would be available to us. The Company has certain assets and liabilities that have been recorded at fair value on a non-recurring basis following an acquisition.
Reportable Segments
We have one reportable segment that develops, manufactures and markets distributed fiber optic sensing products and fiber optic communications test and control products.
Net Income/(Loss) Per Share
Basic per share data is computed by dividing our net income/(loss) by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income/(loss) by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential shares of common stock had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method. There were no adjustments for common stock equivalents for the diluted per share data for the three months ended March 31, 2023 and 2022.
The following shares could potentially dilute basic EPS in the future and have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive:

	March 31, 2023	March 31, 2022
Stock options	471,000	903,000
Restricted stock units	1,177,000	1,179,000
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
Recently Issued Pronouncements
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which requires companies to measure financial assets at an amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity's current estimate of all expected credit losses. ASU 2016-13 is applicable to our trade receivables. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. We adopted ASU 2016-13, effective January 1, 2023. The adoption of ASU 2016-13 did not have a significant impact on our consolidated financial statements.

2.    Intangible assets, net
Intangible assets, net at March 31, 2023 and December 31, 2022 consisted of the following:

	Estimated Life	March 31, 2023	December 31, 2022
(in thousands)
Patent costs	1 - 5 years	$9,279	$9,086
Developed technology	5 - 10 years	15,821	15,924
In-process research and development	N/A	2,631	2,631
Customer relationships	5 - 15 years	4,149	4,117
Trade names	3 - 5 years	864	880
Backlog	1 - 3 years	418	331
		33,162	32,969

Patent costs		(4,416)	(4,128)
Developed technology		(7,522)	(6,830)
In-process research and development		(1,519)	(1,763)
Customer relationships		(575)	(574)
Trade names		(587)	(586)
Backlog		(418)	(338)
Accumulated amortization		(15,037)	(14,219)
		$18,125	$18,750

Amortization expense for the three months ended March 31, 2023 and 2022 was $1.0 million and $0.8 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at March 31, 2023, for each of the next five years and beyond is as follows (in thousands):

Year Ending December 31,
2023 (remaining 9 months)	$2,952
2024	3,283
2025	2,954
2026	2,808
2027	2,030
2028 & beyond	4,098
Total	$18,125

3.Goodwill
The change in the carrying value of goodwill during the three months ended March 31, 2023 was as follows:

(in thousands)
Balance as of December 31, 2022	$26,927
Foreign currency translation	281
Balance as of March 31, 2023	$27,208

4.Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	March 31, 2023	December 31, 2022
(in thousands)
Finished goods	$9,388	$9,930
Work-in-process	5,614	3,113
Raw materials	24,673	23,539
Total inventory	$39,675	$36,582
5.    Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
(in thousands)
Accrued compensation	$9,233	$8,962
Accrued professional fees	820	720
Accrued income tax	3,205	3,788
Current portion of finance lease liability	50	50
Accrued interest	62	64
Accrued liabilities - other	2,903	3,110
Total accrued and other current liabilities	$16,273	$16,694

6.Debt
Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
(in thousands)
Term Loan (net of debt issuance costs of $70 and $74, 7.19% and 6.65% at March 31, 2023 and December 31, 2022, respectively)	$18,430	$18,926
Revolving Loan (7.19% and 6.65% at March 31, 2023 and December 31, 2022)	6,800	4,300
	25,230	23,226
Less: Current portion of long-term debt obligations	(2,750)	(2,500)
Long-term debt obligations	$22,480	$20,726
PNC Bank Facility
On January 31, 2023, the Company entered into a Loan Modification Agreement (the "Third Amendment") in respect of the Loan Agreement and previous amendments discussed hereafter to slightly modify its net leverage ratio and interest rate applicable margin. On June 21, 2022 (the “Effective Date”), the Company entered into a Loan Modification Agreement (the “Second Amendment”) in respect of its Loan Agreement, dated as of December 1, 2020 (the “Original Loan Agreement” and as amended by that certain First Amendment to Loan Agreement, dated as of March 10, 2022, the Second Amendment, and the Third Amendment the “Loan Agreement”) with PNC Bank, National Association, as lender (the “Lender”) and certain of the Company’s domestic subsidiaries as guarantors, to, among other things, extend the maturity date of the Term Loan and Revolving Line (each as defined below) to June 21, 2027 and increase the total commitments to the Company.
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
The Term Loan matures on June 21, 2027. The Term Loan amortizes at a rate equal to 10% for the first year, 15% for years two and three, 20% in year four and 15% in year five, in each case payable on a quarterly basis. The remaining balance is due on maturity. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest will be due and payable on June 21, 2027. The Term Loan bears interest at a floating per annum rate equal to the sum of (a) the daily simple secured overnight finance rate ("Daily Simple SOFR"), plus (b) an SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.75% per annum, depending on our Net Leverage Ratio (as defined in the Loan Agreement). We may prepay the Term Loan without penalty or premium.

The Revolving Line expires on June 21, 2027. Borrowings under the Revolving Line bear interest at a floating per annum rate equal to the sum of (a) the Daily Simple SOFR, plus (b) an SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.75% per annum, depending on our Net Leverage Ratio. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest is due and payable on June 21, 2027. The unused portion of the Revolving Line accrues a fee equal to 0.20% per annum multiplied by the quarterly average unused amount. The unused Revolving Line totaled $8.2 million at March 31, 2023.
The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, financial covenants regarding minimum net leverage and fixed charge coverage, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of March 31, 2023.
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

Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining 9 months)	$2,000
2024	3,000
2025	3,500
2026	4,000
2027	12,800
Total maturities	25,300
Less: deferred issuance costs	(70)
Total	$25,230

7.Capital Stock and Share-Based Compensation
Stock Options
For the three months ended March 31, 2023 and 2022, we recognized $0.1 million and $0.2 million, respectively, in share-based compensation expense related to stock options, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. We expect to recognize $0.2 million in share-based compensation expense over the weighted-average remaining service period of 1.6 years for stock options outstanding as of March 31, 2023.
Restricted Stock Units
During the three months ended March 31, 2023 and 2022, we granted 280,050 and 255,842 time-based restricted stock units ("RSUs"), respectively. The general terms of the RSUs are similar to awards previously granted by us. The weighted average fair value of the time-based RSUs granted during the three months ended March 31, 2023 was $8.36 per share. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
In addition, pursuant to our Deferred Compensation Plan, non-employee directors can elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. During the three months ended March 31, 2023 and 2022, we granted 7,397 and 8,436 RSUs, respectively, pursuant to the Deferred Compensation Plan. The general terms of these RSUs are similar to awards previously granted by us. The weighted average fair value of these RSUs granted during the three months ended March 31, 2023 and 2022, was $8.99 and $8.46 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
For each of the three months ended March 31, 2023 and 2022, we recognized $0.7 million in share-based compensation expense related to RSUs, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. We expect to recognize $6.7 million in share-based compensation expense over the weighted-average remaining service period of 1.4 years for RSUs outstanding as of March 31, 2023.
Employee Stock Purchase Plan ("ESPP")
For each of the three months ended March 31, 2023 and 2022, we recognized $0.1 million in share-based compensation expense related to the ESPP, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations.

8.Revenue Recognition
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

The details are listed in the table below for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Total Revenue by Geographic Location
United States	$12,907	$10,516
Asia	3,988	4,830
Europe	6,314	4,907
Canada, Central and South America	1,449	2,228
All Others	387	—
Total	$25,045	$22,481

Total Revenue by Major Customer Type
Sales to the U.S. government	$1,969	$1,635
U.S. direct commercial sales and other	10,938	8,881
Foreign commercial sales & other	12,138	11,965
Total	$25,045	$22,481

Total Revenue by Contract Type
Fixed-price contracts	$24,169	$21,853
Cost-type contracts	876	628
Total	$25,045	$22,481

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$22,027	$18,609
Goods/services transferred over time	3,018	3,872
Total	$25,045	$22,481

Total Revenue by Major Products/Services
Technology development	$1,776	$1,597
Test, measurement and sensing systems	23,037	20,096
Other	232	788
Total	$25,045	$22,481
Contract Balances
Our contract assets consist of unbilled amounts for research contracts as well as custom product contracts. Contract liabilities include excess billings, subcontractor accruals, and customer deposits. During the three months ended March 31, 2023, we recognized $0.7 million of revenue that was included in contract liabilities as of December 31, 2022.

The following table shows the components of our contract balances as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
(in thousands)
Contract assets	$9,001	$7,691
Contract liabilities	5,942	4,089
Net contract assets	$3,059	$3,602
Performance Obligations
Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our unfulfilled performance obligations was $51.8 million at March 31, 2023. We expect to satisfy 79% of the performance obligations in 2023, 17% in 2024 and the remainder by 2027.

9.Income Taxes
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

For the three months ended March 31, 2023, our effective income tax rate was 23.5% compared to 45.4% for the three months ended March 31, 2022. Historically, our tax rate can vary significantly from the federal statutory rate of 21% due to unfavorable impacts from the net Global Intangible Low Taxed Inclusion and losses generated in jurisdictions where the benefit is not expected to be recognized partially offset by favorable impacts from stock award vesting and exercises, foreign-derived intangible income deduction and research and development tax credits.

10.Commitments and Contingencies
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
We executed multiple non-cancelable purchase orders totaling $3.1 million in the second quarter of 2022, a non-cancelable purchase order totaling $4.6 million in the fourth quarter of 2022, and a non-cancelable purchase order totaling $0.6 million in the first quarter of 2023 for multiple shipments of tunable lasers to be delivered over a 12-15 month period. At March 31, 2023, approximately $6.7 million of non-cancelable purchase order commitments remained and are expected to be delivered by December 30, 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the section entitled “Risk Factors” under Item 1A of Part II of this report, may contain  forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these statutes, including those relating to future events or our future financial performance. In some cases, you can identify these forward looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “might,” “estimates,” “believes,” “should,” “projects,” “predicts,” “potential” or “continue,” or the negative of those words and other comparable words, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements are only predictions and may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance and plans for growth and future operations, the potential benefits of past acquisitions and dispositions, as well as assumptions relating to the foregoing.
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
Overview of Our Business
We are a leader in advanced optical technology, providing high performance fiber optic test, measurement and control products for the telecommunications and photonics industries, and distributed fiber optic sensing solutions that measure, or “sense,” the structures for industries ranging from aerospace, automotive, oil and gas, security and infrastructure. We operate in one reportable segment.
Our communications test and control products help customers test their fiber optic networks and assemblies with speed and precision in both lab and production environments. Our test and measurement products accelerate the development of high speed fiber optic components like photonic integrated circuits ("PICs"), coherent receivers and short-run fiber networks. Our distributed fiber optic sensing products help designers and manufacturers more efficiently develop new and innovative products by measuring stress, strain, and temperature at a high resolution for new designs or manufacturing processes. In addition, our distributed fiber optic sensing products ensure the safety and structural integrity or operational health of critical assets in the field, by monitoring stress, strain, temperature and vibration in large civil and industrial infrastructure such as bridges, roads, pipelines and borders. We manufacture and sell "terahertz" (THz) products for layer thickness measurements for materials like plastics, rubber and paint. Our THz products are used in the aerospace and automotive/EV sectors. We also provide applied research services, primarily under federally funded development programs, that leverage our sensing and instrumentation technologies to meet the specific needs and applications of our customers.
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
Backlog
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue was $51.8 million and $52.9 million at March 31, 2023 and December 31, 2022, respectively.
Description of Revenues, Costs and Expenses
Revenues
We generate revenues from product sales and commercial product development and, to a lesser degree, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property. We also generate revenue from providing research and development services to third parties, including government entities and corporations.
Cost of Revenues
Cost of revenues associated with our product revenues consists of license fees for use of certain technologies, product manufacturing costs including all direct material and direct labor costs, amounts paid to our contract manufacturers, manufacturing, shipping and handling, provisions for product warranties, and inventory obsolescence as well as overhead allocated to each of these activities. Cost of revenues associated with our contract research revenues consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and allocate overhead.
Operating Expense
Operating expense consists of selling, general and administrative expenses, as well as expenses related to research, development and engineering, depreciation of fixed assets, amortization of intangible assets and costs related to merger and acquisition activities. These expenses also include compensation for employees in executive and operational functions including certain non-cash charges related to expenses from equity awards, facilities costs, professional fees, salaries, commissions, travel expense and related benefits of personnel engaged in sales, marketing and administrative activities, costs of marketing programs and promotional materials, salaries, bonuses and related benefits of personnel engaged in our own research and development, product development activities not provided under contracts with third parties, and overhead costs related to these activities.
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
Our critical accounting policies are described in the Management’s Discussion and Analysis section and the notes to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission ("SEC") on March 16, 2023.

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues
Revenues for the three months ended March 31, 2023 increased $2.6 million, or 11%, to $25.0 million compared to $22.5 million for the three months ended March 31, 2022. The majority of the increase in revenues for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to the revenues from Luna Innovations Germany GmbH and its wholly subsidiary Lios Technology, Inc. ("Lios") acquired in March 2022.
Cost of Revenues and Gross Profit
Cost of revenues increased by $1.9 million, or 23%, to $10.1 million for the three months ended March 31, 2023, compared to $8.2 million for the three months ended March 31, 2022. The increase in cost of revenues was in line with our sales growth. Our overall gross margin for the three months ended March 31, 2023 was 60%, compared to 64% for the three months ended March 31, 2022. The decrease in gross margin was primarily due to an unfavorable product mix.
Operating Expense

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$13,296	$13,281	$15	—%
Research, development and engineering	2,817	2,543	274	11%
Amortization of intangible assets	992	821	171	21%
Total operating expense	$17,105	$16,645	$460	3%

Our selling, general and administrative expense was $13.3 million for each of the three months ended March 31, 2023 and March 31, 2022. The nominal change in selling, general and administrative expense reflects the inclusion of a full quarter of the acquired Lios operations in the 2023 period, offset by less acquisition and integration related expenses.
Research, development and engineering expense increased $0.3 million, or 11%, to $2.8 million for the three months ended March 31, 2023, compared to $2.5 million for the three months ended March 31, 2022. Research, development and engineering expense increased primarily due to the inclusion of a full quarter of Lios operations in the three months ended March 31, 2023.
Amortization of intangible assets increased $0.2 million, or 21%, to $1.0 million for the three months ended March 31, 2023, compared to $0.8 million for the three months ended March 31, 2022. The increase in amortization was primarily due to the inclusion of a full quarter of Lios operations in the three months ended March 31, 2023 partially offset by expiring intellectual property.
Loss from Continuing Operations Before Income Taxes
During the three months ended March 31, 2023, we recognized a loss from continuing operations before income taxes of $2.4 million compared to loss from continuing operations before income taxes of $2.5 million for the three months ended March 31, 2022.
Income Tax Benefit
During the three months ended March 31, 2023 and 2022, we recognized an income tax benefit of $0.6 million and $1.1 million, respectively. The income tax benefit for the three months ended March 31, 2023 and 2022 was related to the pre-tax loss and favorable benefit from certain discrete tax adjustments.
Net Income from Discontinued Operations
For the three months ended March 31, 2022, we recognized income from discontinued operations, net of income taxes, of $10.9 million. The results of our discontinued operations for the three months ended March 31, 2022 included the operations of our Luna Labs segment that were held for sale. The results of our discontinued operations for the three months ended March 31, 2022 included a gain of $10.9 million, net of tax, on the sale of the Luna Labs business. We did not recognize any income from discontinued operations for the three months ended March 31, 2023.

Liquidity and Capital Resources
At March 31, 2023, our total cash and cash equivalents were $3.6 million. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock. As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis.

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
As of March 31, 2023, we had outstanding borrowings under our Term Loan and Revolving Line of $18.4 million and $6.8 million, respectively. We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note.
The Term Loan matures on June 21, 2027. The Term Loan amortizes at a rate equal to 10% for the first year, 15% for years two and three, 20% in year four and 15% in year five, in each case payable on a quarterly basis. The remaining balance is due on maturity. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest will be due and payable on June 21, 2027. The Term Loan bears interest at a floating per annum rate equal to the sum of (a) the daily simple secured overnight financing rate, or Daily Simple SOFR, plus (b) an SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.75% per annum, depending on the Net Leverage Ratio (as defined in the Loan Agreement). We may prepay the Term Loan without penalty or premium.
The Revolving Line expires on June 21, 2027. Borrowings under the Revolving Line bear interest at a floating per annum rate equal to the sum of (a) Daily Simple SOFR, plus (b) a SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.75% per annum, depending on the Net Leverage Ratio. Accrued interest is due and payable on the first day of each month and the outstanding principal balance and any accrued but unpaid interest is due and payable on June 21, 2027. The unused portion of the Revolving Line accrues a fee equal to 0.20% per annum multiplied by the quarterly average unused amount. The unused Revolving Line totaled $8.2 million at March 31, 2023.
Additional details of our Loan Agreement can be found in Note 6, "Debt" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
We believe that our cash and cash equivalents and availability under our revolver as of March 31, 2023 will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of changes in the macroeconomic environment and their potential impact to our business. If we require additional capital beyond our current balances of cash and cash equivalents, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide.

Discussion of Cash Flows

	Three Months Ended March 31, 2023
(in thousands)	2023	2022
Net cash used in operating activities	$(4,509)	$(2,373)
Net cash used in investing activities	(510)	(9,964)
Net cash provided by financing activities	2,484	6,429
Effect of exchange rate changes on cash and cash equivalents	70	(432)
Net decrease in cash and cash equivalents	$(2,465)	$(6,340)
During the three months ended March 31, 2023, net cash used in operating activities was $4.5 million compared to net cash used in operations of $2.4 million for the comparable period of 2022. Overall, this net increase in use of operating cash was driven by an increase in working capital, including higher inventory levels to support our sales growth and to mitigate longer order lead times because of global supply chain issues.
During the three months ended March 31, 2023, cash used in investing activities was $0.5 million which decreased by $9.5 million from 2022. The decrease in net cash used in investing activities was primarily due to acquisition related activity during the prior year. The cash outflow for the acquisition of Lios in the 2022 period totaled $22.1 million, and was partially offset from the proceeds from the sale of discontinued operations totaling $13.0 million. Excluding acquisitions and sales transactions, cash used in investing decreased by $0.3 million primarily due to reduced capital expenditures for normal business needs.
During the three months ended March 31, 2023, cash provided by financing activities was $2.5 million, compared to cash provided by financing activities of $6.4 million for the comparable period in 2022. Cash provided during the 2023 period consisted primarily of net proceeds of $2.0 million from new borrowings used to support operating activities. Cash provided by financing activities during the 2022 period consisted primarily of net borrowings used to partially fund the acquisition of Lios.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Line with interest rates at a floating per annum rate equal to the sum of (a) Daily Simple SOFR, plus (b) a SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.75% per annum, depending on the Net Leverage Ratio as defined in the credit agreement governing the Term Loan and Revolving Line. As of March 31, 2023, we had outstanding borrowings under our Term Loan and Revolving Line of $18.4 million and $6.8 million, respectively, at the weighted-average variable interest rate of 7.19%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of approximately $63 thousand.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity contracts;
•claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;
•prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment; and
•subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract; and suspend or debar us from doing business with the applicable government.

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
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2023
Not applicable.

(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.

(c) Purchases of Equity Securities by the Registrant
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52008) filed on March 6, 2023).

10.1
Third Amendment to Loan Agreement, dated January 31, 2023, by and between the Company and PNC Bank, National Association (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 000-52008) filed on March 16, 2023.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (v) Notes to Unaudited Consolidated Financial Statements.

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

Luna Innovations Incorporated
Date:	May 9, 2023	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)