Form 10-Q
period 2023-06-30
LUNA INNOVATIONS INC
filed 2023-08-10
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2023, there were 33,924,727 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,277	$6,024
Accounts receivable, net	33,813	33,249
Contract assets	9,601	7,691
Inventory	42,003	36,582
Prepaid expenses and other current assets	5,159	4,328
Total current assets	93,853	87,874
Property and equipment, net	4,761	4,893
Intangible assets, net	17,371	18,750
Goodwill	27,313	26,927
Operating lease right-of-use assets	3,670	4,661
Other non-current assets	3,321	3,255
Deferred tax asset	4,842	4,647
Total assets	$155,131	$151,007
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$3,000	$2,500
Accounts payable	10,306	8,109
Accrued and other current liabilities	11,375	16,694
Contract liabilities	3,463	4,089
Current portion of operating lease liabilities	1,899	2,239
Total current liabilities	30,043	33,631
Long-term debt obligations, net of current portion	27,734	20,726
Long-term portion of operating lease liabilities	2,062	2,804
Other long-term liabilities	419	444
Total liabilities	60,258	57,605
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 35,739,827 and 34,901,954 shares issued, 33,908,336 and 33,105,080 shares outstanding at June 30, 2023 and December 31, 2022, respectively	36	35
Treasury stock at cost, 1,831,491 and 1,796,862 shares at June 30, 2023 and December 31, 2022, respectively	(5,960)	(5,607)
Additional paid-in capital	108,709	104,893
Accumulated deficit	(5,734)	(2,296)
Accumulated other comprehensive loss	(2,178)	(3,623)
Total stockholders’ equity	94,873	93,402
Total liabilities and stockholders’ equity	$155,131	$151,007
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$29,164	$26,162	$54,209	$48,642
Cost of revenue	12,299	10,199	22,371	18,400
Gross profit	16,865	15,963	31,838	30,242
Operating expense:
Selling, general and administrative	13,439	14,768	26,736	28,056
Research, development and engineering	2,722	2,665	5,538	5,207
Amortization of intangible assets	918	992	1,910	1,806
Total operating expense	17,079	18,425	34,184	35,069
Operating loss	(214)	(2,462)	(2,346)	(4,827)
Other income/(expense):
Other (expense)/income	(110)	53	(18)	73
Interest expense, net	(584)	(111)	(953)	(224)
Total other expense, net	(694)	(58)	(971)	(151)
Loss from continuing operations before income taxes	(908)	(2,520)	(3,317)	(4,978)
Income tax (benefit)/expense	(350)	422	(917)	(693)
Net loss from continuing operations	(558)	(2,942)	(2,400)	(4,285)
(Loss)/income from discontinued operations, net of income tax expense (benefit) of $(346), $(856), $(346), and $166.	(1,038)	591	(1,038)	594
Gain on sale of discontinued operations, net of tax of $3,117	—	—	—	10,921
Net (loss)/income from discontinued operations	(1,038)	591	(1,038)	11,515
Net (loss)/income	(1,596)	(2,351)	(3,438)	7,230
Net loss per share from continuing operations:
Basic	$(0.02)	$(0.09)	$(0.07)	$(0.13)
Diluted	$(0.02)	$(0.09)	$(0.07)	$(0.13)
Net (loss)/income per share from discontinued operations:
Basic	$(0.03)	$0.02	$(0.03)	$0.36
Diluted	$(0.03)	$0.02	$(0.03)	$0.36
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.07)	$(0.10)	$0.22
Diluted	$(0.05)	$(0.07)	$(0.10)	$0.22
Weighted average shares:
Basic	33,634,538	32,478,736	33,483,978	32,361,560
Diluted	33,634,538	32,478,736	33,483,978	32,361,560

Luna Innovations Incorporated
Consolidated Statements of Comprehensive Income (Unaudited)
 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss)/income	$(1,596)	$(2,351)	$(3,438)	$7,230
Other comprehensive income/(loss)	326	(3,227)	1,445	(3,597)
Total other comprehensive (loss)/income	$(1,270)	$(5,578)	$(1,993)	$3,633

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
 (in thousands, except share data)

	Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2023	33,396,326	$35	1,831,491	$(5,949)	$106,624	$(4,138)	$(2,504)	$94,068
Exercise of stock options	265,165	—	—	—	400	—	—	400
Share-based compensation	158,528	1	—	—	1,139	—	—	1,140
ESPP issuance	88,317	—	—	—	546	—	—	546
Purchase of treasury stock	—	—	—	(11)	—	—	—	(11)
Net loss	—	—	—	—	—	(1,596)	—	(1,596)
Foreign currency translation adjustment	—	—	—	—	—	—	326	326
Balance, June 30, 2023	33,908,336	$36	1,831,491	$(5,960)	$108,709	$(5,734)	$(2,178)	$94,873

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, March 31, 2022	32,361,122	34	1,782,289	(5,526)	99,906	(1,994)	(403)	$92,017
Exercise of stock options	217,040	1	—	—	937	—	—	938
Share-based compensation	75,400	—	—	—	679	—	—	679
ESPP issuance	101,454	—	—	—	521	—	—	521
Purchase of treasury stock	(2,668)	—	2,668	(16)	—	—	—	(16)
Net loss	—	—	—	—	—	(2,351)	—	(2,351)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,227)	(3,227)
Balance, June 30, 2022	32,752,348	$35	1,784,957	$(5,542)	$102,043	$(4,345)	$(3,630)	$88,561

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, December 31, 2022	33,105,080	$35	1,796,862	$(5,607)	$104,893	$(2,296)	$(3,623)	$93,402
Exercise of stock options	518,020	—	—	—	1,234	—	—	1,234
Share-based compensation	231,548	1	—	—	2,036	—	—	2,037
ESPP issuance	88,317	—	—	—	546	—	—	546
Purchase of treasury stock	(34,629)	—	34,629	(353)	—	—	—	(353)
Net loss	—	—	—	—	—	(3,438)	—	(3,438)
Foreign currency translation adjustment	—	—	—	—	—	—	1,445	1,445
Balance, June 30, 2023	33,908,336	$36	1,831,491	$(5,960)	$108,709	$(5,734)	$(2,178)	$94,873

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2021	32,116,270	34	1,744,026	(5,248)	98,745	(11,575)	(33)	$81,923
Exercise of stock options	360,432	1	—	—	1,157	—	—	1,158
Share-based compensation	215,123	—	—	—	1,620	—	—	1,620
ESPP issuance	101,454	—	—	—	521	—	—	521
Purchase of treasury stock	(40,931)	—	40,931	(294)	—	—	—	(294)
Net income	—	—	—	—	—	7,230	—	7,230
Foreign currency translation adjustment	—	—	—	—	—	—	(3,597)	(3,597)
Balance, June 30 2022	32,752,348	$35	1,784,957	$(5,542)	$102,043	$(4,345)	$(3,630)	$88,561

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Six Months Ended June 30,
	2023	2022

Cash flows used in by operating activities
Net (loss)/income	$(3,438)	$7,230
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Depreciation and amortization	2,740	2,694
Share-based compensation	2,172	2,177
Loss on disposal of property and equipment	278	—
Gain on sale of discontinued operations, net of tax	—	(10,921)
Deferred taxes	(194)	(124)
Change in assets and liabilities
Accounts receivable	(168)	(6,555)
Contract assets	(1,815)	140
Inventory	(4,798)	(4,281)
Other current assets	(804)	(3,870)
Other long-term assets	(93)	646
Accounts payable and accrued and other current liabilities	(3,653)	6,123
Contract liabilities	(693)	1,196
Other long-term liabilities	—	(1,523)
Net cash used in operating activities	(10,466)	(7,068)
Cash flows used in investing activities
Acquisition of property and equipment	(1,180)	(1,657)
Acquisition of intangible property	(63)	—
Proceeds from sale of property and equipment	—	25
Proceeds from sale of discontinued operations	—	12,973
Acquisition of Luna Innovations Germany GmbH	—	(22,085)
Other	—	4
Net cash used in investing activities	(1,243)	(10,740)
Cash flows provided by financing activities
Payments on finance lease obligations	(25)	(24)
Proceeds from borrowings under debt obligations	8,500	21,150
Payments of debt obligations	(1,000)	(15,772)
Repurchase of common stock	(353)	(294)
Proceeds from ESPP	546	521
Proceeds from the exercise of stock options	1,234	1,158
Net cash provided by financing activities	8,902	6,739
Effect of exchange rate changes on cash and cash equivalents	60	(1,195)
Net decrease in cash and cash equivalents	(2,747)	(12,264)
Cash and cash equivalents—beginning of period	6,024	17,128
Cash and cash equivalents—end of period	$3,277	$4,864
Supplemental disclosure of cash flow information
Cash paid for interest	$956	$183
Cash paid for income tax	$3,175	$787
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments considered necessary to present fairly our financial position at June 30, 2023, results of operations, comprehensive income/(loss) and changes in stockholders' equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements.
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
Net Income/(Loss) Per Share
Basic per share data is computed by dividing our net income/(loss) by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing net income/(loss) by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential shares of common stock had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method. There were no adjustments for common stock equivalents for the diluted per share data for the three and six months ended June 30, 2023 and 2022.
The following shares could potentially dilute basic EPS in the future and have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	331,000	679,000	401,000	790,000
Restricted stock units	1,162,000	1,162,000	1,161,000	1,150,000
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
Recently Issued Pronouncements
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which requires companies to measure financial assets at an amortized cost basis to be presented at the net amount expected to be collected. The new accounting rules eliminate the probable initial recognition threshold and, instead, reflect an entity's current estimate of all expected credit losses. ASU 2016-13 is applicable to our trade receivables and convertible note. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. We adopted ASU 2016-13, effective January 1, 2023. The adoption of ASU 2016-13 did not have a significant impact on our consolidated financial statements.

2.    Discontinued Operations
During the fourth quarter of 2022, we recorded revenue and an unbilled receivable of $1.3 million related to our annual Incurred Cost Submission for the year ended 2021 for projects from our Luna Labs business sold on March 7, 2022. As of June 30, 2023, we no longer believe we will be able to collect the majority of the Luna Labs portion of the unbilled receivables and have therefore revised our estimated collection from $1.3 million to $0.1 million, resulting in a loss recorded in discontinuing operations of $1.0 million, net of tax, during the three months ended June 30, 2023.

3.    Intangible assets, net
Intangible assets, net at June 30, 2023 and December 31, 2022 consisted of the following:

	Estimated Life	June 30, 2023	December 31, 2022
(in thousands)
Patent costs	1 - 5 years	$9,464	$9,086
Developed technology	5 - 10 years	15,900	15,924
In-process research and development	N/A	2,631	2,631
Customer relationships	5 - 15 years	4,294	4,117
Trade names	3 - 5 years	877	880
Backlog	1 - 3 years	436	331
		33,602	32,969

Patent costs		(4,622)	(4,128)
Developed technology		(8,188)	(6,830)
In-process research and development		(1,531)	(1,763)
Customer relationships		(843)	(574)
Trade names		(611)	(586)
Backlog		(436)	(338)
Accumulated amortization		(16,231)	(14,219)
		$17,371	$18,750

Amortization expense for the three and six months ended June 30, 2023 was $0.9 million and $1.9 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at June 30, 2023, for each of the next five years and beyond is as follows (in thousands):

Year Ending December 31,
2023 (remaining 6 months)	$2,008
2024	3,568
2025	3,252
2026	3,154
2027	2,376
2028 & beyond	3,013
Total	$17,371

4.Goodwill
The change in the carrying value of goodwill during the six months ended June 30, 2023 was as follows:

(in thousands)
Balance as of December 31, 2022	$26,927
Foreign currency translation	386
Balance as of June 30, 2023	$27,313

5.Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	June 30, 2023	December 31, 2022
(in thousands)
Finished goods	$10,886	$9,930
Work-in-process	3,803	3,113
Raw materials	27,314	23,539
Total inventory	$42,003	$36,582
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
(in thousands)
Accrued compensation	$7,538	$8,962
Accrued professional fees	786	720
Accrued income tax	—	3,788
Current portion of finance lease liability	50	50
Accrued interest	100	64
Accrued liabilities - other	2,901	3,110
Total accrued and other current liabilities	$11,375	$16,694

7.Debt
Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
(in thousands)
Term Loan (net of debt issuance costs of $66 and $74, 7.40% and 6.65% at June 30, 2023 and December 31, 2022, respectively)	$17,934	$18,926
Revolving Loan (7.40% and 6.65% at June 30, 2023 and December 31, 2022)	12,800	4,300
	30,734	23,226
Less: Current portion of long-term debt obligations	(3,000)	(2,500)
Long-term debt obligations	$27,734	$20,726

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
The Loan Agreement provides a $15.0 million revolving credit facility (the “Revolving Line”) and a $20 million term loan facility (the “Term Loan”). On the Effective Date, we borrowed the full amount of the Term Loan from the Lender according to a term note (the “Term Note”), a portion of the proceeds of which were used to refinance the remaining principal amount of the $12.5 million in term loans issued under the Original Loan Agreement, and the remainder of which were used to pay down approximately $13.7 million of the $15.0 million in revolving loans outstanding under the Revolving Line (the “Revolving Loan”) according to a revolving line of credit note (the “Revolving Line of Credit Note”). We may repay and reborrow advances under the Revolving Line from time to time according to the Revolving Line of Credit Note. The unused Revolving Line totaled $2.2 million at June 30, 2023.
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
The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, financial covenants regarding minimum net leverage and fixed charge coverage, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of June 30, 2023.
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

Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining 6 months)	$1,500
2024	3,000
2025	3,500
2026	4,000
2027	18,800
Total maturities	30,800
Less: deferred issuance costs	(66)
Total	$30,734

8.Capital Stock and Share-Based Compensation
Stock Options
For the three and six months ended June 30, 2023, we recognized $24.2 thousand and $93.9 thousand, respectively, in share-based compensation expense related to stock options, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation expense related to stock options for the three and six months ended June 30, 2022 totaled $0.2 million and $0.4 million, respectively. We expect to recognize $0.1 million in share-based compensation expense over the weighted-average remaining service period of 1.3 years for stock options outstanding as of June 30, 2023.
Restricted Stock Units
During the three and six months ended June 30, 2023, we granted 23,048 and 303,129 time-based restricted stock units ("RSUs"), respectively. During the three and six months ended June 30, 2022, we granted 376,436 and 623,842 time-based RSUs, respectively. The general terms of the RSUs are similar to awards previously granted by us. The weighted average fair value of the time-based RSUs granted during the three and six months ended June 30, 2023 was $6.04 and $8.19 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
In addition, pursuant to our Deferred Compensation Plan, non-employee directors can elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. During the three and six months ended June 30, 2023, we granted 50,540 and 57,937 RSUs, respectively, pursuant to the Deferred Compensation Plan. During the three and six months ended June 30, 2022, we granted 89,825 and 98,261 RSUs, respectively, pursuant to the Deferred Compensation Plan. The general terms of these RSUs are similar to awards previously granted by us. The weighted average fair value of these RSUs granted during the three and six months ended June 30, 2023, was $8.54 and $8.60 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
For the three and six months ended June 30, 2023, we recognized $0.8 million and $1.6 million, respectively, in share-based compensation expense related to RSUs, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation related to RSUs for the three and six months ended June 30, 2022 totaled $0.5 million and $1.2 million, respectively. We expect to recognize $6.3 million in share-based compensation expense over the weighted-average remaining service period of 1.3 years for RSUs outstanding as of June 30, 2023.
Employee Stock Purchase Plan ("ESPP")
For each of the three and six months ended June 30, 2023 and 2022, we recognized $0.1 million and $0.2 million, respectively, in share-based compensation expense related to the ESPP, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations.

9.Revenue Recognition
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

The details are listed in the table below for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)	(unaudited)		(unaudited)
Total Revenue by Geographic Location
United States	$13,135	$10,249	26,042	$20,764
Asia	5,394	4,187	9,382	9,017
Europe	6,985	7,558	13,299	12,465
Canada, Central and South America	2,373	3,957	3,822	6,185
All Others	1,277	211	1,664	211
Total	$29,164	$26,162	$54,209	$48,642

Total Revenue by Major Customer Type
Sales to the U.S. government	$1,256	$2,156	$3,225	$3,791
U.S. direct commercial sales and other	11,879	8,093	22,817	16,974
Foreign commercial sales & other	16,029	15,913	28,167	27,877
Total	$29,164	$26,162	$54,209	$48,642

Total Revenue by Contract Type
Fixed-price contracts	$28,355	$25,501	$52,524	$47,353
Cost-type contracts	809	661	1,685	1,289
Total	$29,164	$26,162	$54,209	$48,642

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$25,813	$22,885	47,840	$41,493
Goods/services transferred over time	3,351	3,277	6,369	7,149
Total	$29,164	$26,162	$54,209	$48,642

Total Revenue by Major Products/Services
Technology development	$1,352	$1,539	3,128	$3,136
Test, measurement and sensing systems	27,529	24,022	50,566	44,117
Other	283	601	515	1,389
Total	$29,164	$26,162	$54,209	$48,642
Contract Balances
Our contract assets consist of unbilled amounts for research contracts as well as custom product contracts. Contract liabilities include excess billings, subcontractor accruals, and customer deposits. During the three and six months ended June 30, 2023, we recognized $2.0 million and $2.6 million of revenue, respectively, that was included in contract liabilities as of December 31, 2022.

The following table shows the components of our contract balances as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
(in thousands)
Contract assets	$9,601	$7,691
Contract liabilities	3,463	4,089
Net contract assets	$6,138	$3,602
Performance Obligations
Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our unfulfilled performance obligations was $52.4 million at June 30, 2023. We expect to satisfy 73% of the performance obligations in 2023, 22% in 2024 and the remainder by 2027.

10.Income Taxes
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

For the six months ended June 30, 2023, our effective income tax rate was 27.6% compared to 13.9% for the six months ended June 30, 2022. Historically, our tax rate can vary significantly from the federal statutory rate of 21% due to losses generated in jurisdictions where the benefit is not expected to be recognized partially offset by favorable impacts from stock award vesting and exercises, foreign-derived intangible income deduction and research and development tax credits.

11.Commitments and Contingencies
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
We executed multiple non-cancelable purchase orders totaling $3.1 million in the second quarter of 2022, a non-cancelable purchase order totaling $4.6 million in the fourth quarter of 2022, and a non-cancelable purchase order totaling $0.6 million in the first quarter of 2023 for multiple shipments of tunable lasers to be delivered over a 12-15 month period. At June 30, 2023, approximately $6.1 million of non-cancelable purchase order commitments remained and are expected to be delivered by December 29, 2024.

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
Backlog
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenues previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue was $52.4 million and $52.9 million at June 30, 2023 and December 31, 2022, respectively.
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

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenues
Revenues for the three months ended June 30, 2023 increased $3.0 million, or 11%, to $29.2 million compared to $26.2 million for the three months ended June 30, 2022. The increase in revenues for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to revenue growth in sales of our sensing products.
Cost of Revenues and Gross Profit
Cost of revenues increased by $2.1 million, or 21%, to $12.3 million for the three months ended June 30, 2023, compared to $10.2 million for the three months ended June 30, 2022. The increase in cost of revenue slightly outpaced our sales growth. Our overall gross margin for the three months ended June 30, 2023 was 58%, compared to 61% for the three months ended June 30, 2022. The decrease in gross margin was primarily due to an unfavorable product mix.
Operating Expense

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$13,439	$14,768	$(1,329)	(9)%
Research, development and engineering	2,722	2,665	57	2%
Amortization of intangible assets	918	992	(74)	(7)%
Total operating expense	$17,079	$18,425	$(1,346)	(7)%

Our selling, general and administrative expense decreased $1.3 million, or 9%, to $13.4 million for the three months ended June 30, 2023, compared to $14.8 million for the three months ended June 30, 2022. The decrease in selling, general and administrative expense reflects efforts to remove redundant expenses on a global basis, partially offset by an increase in variable costs to support our sales growth.
Research, development and engineering expense was $2.7 million for each of the three months ended June 30, 2023 and June 30, 2022.
Amortization of intangible assets decreased $0.1 million, or 7%, to $0.9 million for the three months ended June 30, 2023, compared to $1.0 million for the three months ended June 30, 2022.
Loss from Continuing Operations Before Income Taxes
During the three months ended June 30, 2023, we recognized a loss from continuing operations before income taxes of $0.9 million compared to loss from continuing operations before income taxes of $2.5 million for the three months ended June 30, 2022.
Income Tax (Benefit)/Expense
During the three months ended June 30, 2023 and 2022, we recognized an income tax benefit of $0.4 million and an income tax expense of $0.4 million, respectively. The income tax benefit for the three months ended June 30, 2023 was related to the pre-tax loss and favorable benefit from certain discrete tax adjustments. The income tax expense for the three months ended June 30, 2022 was primarily due to an unfavorable impact from the net Global Intangible Low Taxed Inclusion ("GILTI") and losses for which no benefit can be recorded partially offset by Research & Development ("R&D") tax credits.
Net (Loss)/Income from Discontinued Operations
For the three months ended June 30, 2023, we recognized a loss from discontinued operations, net of income taxes, of $1.0 million. For the three months ended June 30, 2022, we recognized income from discontinued operations, net of income taxes, of $0.6 million. The results of our discontinued operations for the three months ended June 30, 2023 included a change in estimate related to collection of an outstanding unbilled receivable balance previously recorded at December 31, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenues
Revenues for the six months ended June 30, 2023 increased $5.6 million, or 11%, to $54.2 million compared to $48.6 million for the six months ended June 30, 2022. The majority of the increase in revenues for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due to the revenues from Luna Innovations GmbH and its wholly owned subsidiary Lios Technology, Inc. ("Lios"), which was acquired on March 10, 2022, and growth in sales of our sensing and communications test products.
Cost of Revenues and Gross Profit
Cost of revenues increased $4.0 million, or 22%, to $22.4 million for the six months ended June 30, 2023, compared to $18.4 million for the six months ended June 30, 2022. This increase in cost of revenues slightly outpaced our sales growth. Our overall gross margin for the six months ended June 30, 2023 was 59%, compared to 62% for the six months ended June 30, 2022. The decrease in gross margin was primarily due to an unfavorable sales mix.
Operating Expense

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$26,736	$28,056	$(1,320)	(5)%
Research, development and engineering	5,538	5,207	331	6%
Amortization of intangible assets	1,910	1,806	104	6%
Total operating expense	$34,184	$35,069	$(885)	(3)%

Selling, general and administrative expense decreased $1.3 million, or 5%, to $26.7 million for the six months ended June 30, 2023, compared to $28.1 million for the six months ended June 30, 2022. Selling, general and administrative expense decreased primarily due to efforts to remove redundant expenses on a global basis, partially offset by an increase in variable costs to support our sales growth and expenses from the acquired Lios operations.
Research, development and engineering expense increased $0.3 million, or 6%, to $5.5 million for the six months ended June 30, 2023, compared to $5.2 million for the six months ended June 30, 2022.
Amortization of intangible assets increased $0.1 million, or 6%, to $1.9 million for the six months ended June 30, 2023, compared to $1.8 million for the six months ended June 30, 2022.
Loss from Continuing Operations Before Income Taxes
During the six months ended June 30, 2023, we recognized a loss from continuing operations before income taxes of $3.3 million compared to a loss from continuing operations before income taxes of $5.0 million for the six months ended June 30, 2022.
Income Tax Benefit
For the six months ended June 30, 2023 and 2022 we recognized an income tax benefit from continuing operations of $0.9 million and $0.7 million, respectively. The income tax benefit for the six months ended June 30, 2023 was primarily due to the pre-tax loss and favorable benefit from certain discrete tax adjustments. The income tax benefit for the six months ended June 30, 2022 was primarily due to the pre-tax loss and R&D tax credits, which was partially offset by an unfavorable GILTI impact and losses for which no benefit can be recorded due to valuation allowances.
Net (Loss)/Income from Discontinued Operations
For the six months ended June 30, 2023, we recognized a loss from discontinued operations, net of income taxes, of $1.0 million which was due to a change in estimate related to the collection of an outstanding unbilled receivable balance previously recorded at December 31, 2022. For the six months ended June 30, 2022, we recognized income from discontinued operations, net of income taxes, of $11.5 million, which primarily consisted of a gain of $10.9 million, net of tax, on the sale of Luna Labs.

Liquidity and Capital Resources
At June 30, 2023, our total cash and cash equivalents were $3.3 million. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock. As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis.

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
As of June 30, 2023, we had outstanding borrowings under our Term Loan and Revolving Line of $17.9 million and $12.8 million, respectively. We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note. The unused Revolving Line totaled $2.2 million at June 30, 2023.
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
Additional details of our Loan Agreement can be found in Note 7, "Debt" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
We believe that our cash and cash equivalents and availability under our revolver as of June 30, 2023 will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of changes in the macroeconomic environment and their potential impact to our business. If we require additional capital beyond our current balances of cash and cash equivalents, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide.

Discussion of Cash Flows

	Six Months Ended June 30, 2023
(in thousands)	2023	2022
Net cash used in operating activities	$(10,466)	$(7,068)
Net cash used in investing activities	(1,243)	(10,740)
Net cash provided by financing activities	8,902	6,739
Effect of exchange rate changes on cash and cash equivalents	60	(1,195)
Net decrease in cash and cash equivalents	$(2,747)	$(12,264)
During the six months ended June 30, 2023, net cash used in operating activities was $10.5 million compared to net cash used in operations of $7.1 million for the comparable period of 2022. Overall, this net increase in use of operating cash was driven by an increase in working capital, including higher inventory levels to support our sales growth and to mitigate longer order lead times because of global supply chain issues.
During the six months ended June 30, 2023, cash used in investing activities was $1.2 million which decreased by $9.5 million from 2022. The decrease in net cash used in investing activities was primarily due to acquisition related activity during the prior year. The cash outflow for the acquisition of Lios in the 2022 period totaled $22.1 million, and was partially offset from the proceeds from the sale of discontinued operations totaling $13.0 million. Excluding acquisitions and sales transactions, cash used in investing decreased by $0.4 million primarily due to reduced capital expenditures for normal business needs.
During the six months ended June 30, 2023, cash provided by financing activities was $8.9 million, compared to cash provided by financing activities of $6.7 million for the comparable period in 2022. Cash provided during the 2023 period consisted primarily of net proceeds of $7.5 million from new borrowings used to support operating activities. Cash provided by financing activities during the 2022 period consisted primarily of net borrowings used to partially fund the acquisition of Lios.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Line with interest rates at a floating per annum rate equal to the sum of (a) Daily Simple SOFR, plus (b) a SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.75% per annum, depending on the Net Leverage Ratio as defined in the credit agreement governing the Term Loan and Revolving Line. As of June 30, 2023, we had outstanding borrowings under our Term Loan and Revolving Line of $17.9 million and $12.8 million, respectively, at the weighted-average variable interest rate of 7.40%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of approximately $77 thousand.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2023
Not applicable.

(b) Use of Proceeds from Sale of Registered Equity Securities
Not applicable.

(c) Purchases of Equity Securities by the Registrant
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1	2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (File No. 333-272181) filed on May 24, 2023).

4.2
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K (File No. 333-272181) filed on May 24, 2023).

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (v) Notes to Unaudited Consolidated Financial Statements.

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

Luna Innovations Incorporated
Date:	August 10, 2023	By:	/s/ Eugene J. Nestro
Eugene J. Nestro
Chief Financial Officer (Principal Financial and Accounting Officer)