Form 10-Q
period 2023-09-30
LUNA INNOVATIONS INC
filed 2023-11-14
CIK 1239819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
  _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2023, there were 33,958,641 shares of the registrant’s common stock outstanding.

LUNA INNOVATIONS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Luna Innovations Incorporated
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,028	$6,024
Accounts receivable, net	39,304	33,249
Contract assets	7,324	7,691
Inventory	43,318	36,582
Prepaid expenses and other current assets	4,207	4,328
Total current assets	100,181	87,874
Property and equipment, net	4,892	4,893
Intangible assets, net	16,143	18,750
Goodwill	26,896	26,927
Operating lease right-of-use assets	7,999	4,661
Other non-current assets	3,338	3,255
Deferred tax asset	5,645	4,647
Total assets	$165,094	$151,007
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Current portion of long-term debt obligations	$3,000	$2,500
Accounts payable	10,617	8,109
Accrued and other current liabilities	14,705	16,694
Contract liabilities	4,619	4,089
Current portion of operating lease liabilities	2,069	2,239
Total current liabilities	35,010	33,631
Long-term debt obligations, net of current portion	28,887	20,726
Long-term portion of operating lease liabilities	6,178	2,804
Other long-term liabilities	407	444
Total liabilities	70,482	57,605
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 35,781,127 and 34,901,954 shares issued, 33,943,453 and 33,105,080 shares outstanding at September 30, 2023 and December 31, 2022, respectively	36	35
Treasury stock at cost, 1,837,674 and 1,796,862 shares at September 30, 2023 and December 31, 2022, respectively	(6,043)	(5,607)
Additional paid-in capital	109,634	104,893
Accumulated deficit	(5,273)	(2,296)
Accumulated other comprehensive loss	(3,742)	(3,623)
Total stockholders’ equity	94,612	93,402
Total liabilities and stockholders’ equity	$165,094	$151,007
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$30,703	$29,153	$84,912	$77,795
Cost of revenue	13,074	12,234	35,445	30,633
Gross profit	17,629	16,919	49,467	47,162
Operating expense:
Selling, general and administrative	12,829	11,678	39,565	39,733
Research, development and engineering	2,719	2,776	8,257	7,983
Amortization of intangible assets	929	987	2,839	2,794
Total operating expense	16,477	15,441	50,661	50,510
Operating income/(loss)	1,152	1,478	(1,194)	(3,348)
Other income/(expense):
Other income	115	73	98	146
Interest expense, net	(613)	(218)	(1,566)	(442)
Total other expense, net	(498)	(145)	(1,468)	(296)
Income/(loss) from continuing operations before income taxes	654	1,333	(2,662)	(3,644)
Income tax expense/(benefit)	193	165	(723)	(527)
Net income/(loss) from continuing operations	461	1,168	(1,939)	(3,117)
Income/(loss) from discontinued operations, net of income tax expense/(benefit) of $—, $(78), $(346), and $3,205.	—	28	(1,038)	622
Gain on sale of discontinued operations, net of tax of $3,117	—	—	—	10,921
Net income/(loss) from discontinued operations	—	28	(1,038)	11,543
Net income/(loss)	461	1,196	(2,977)	8,426
Net income/(loss) per share from continuing operations:
Basic	$0.01	$0.04	$(0.06)	$(0.10)
Diluted	$0.01	$0.03	$(0.06)	$(0.10)
Net income/(loss) per share from discontinued operations:
Basic	$—	$0.00	$(0.03)	$0.36
Diluted	$—	$0.00	$(0.03)	$0.36
Net income/(loss) per share attributable to common stockholders:
Basic	$0.01	$0.04	$(0.09)	$0.26
Diluted	$0.01	$0.04	$(0.09)	$0.26
Weighted average shares:
Basic	33,917,700	32,800,690	33,631,654	32,492,276
Diluted	35,218,547	34,104,850	33,631,654	32,492,276

Luna Innovations Incorporated
Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income/(loss)	$461	$1,196	$(2,977)	$8,426
Other comprehensive loss	(1,564)	(3,124)	(119)	(6,721)
Total other comprehensive (loss)/income	$(1,103)	$(1,928)	$(3,096)	$1,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luna Innovations Incorporated
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
 (in thousands, except share data)

	Three Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, June 30, 2023	33,908,336	$36	1,831,491	$(5,960)	$108,709	$(5,734)	$(2,178)	$94,873
Exercise of stock options	11,782	—	—	—	37	—	—	37
Share-based compensation	23,335	—	—	—	888	—	—	888
Purchase of treasury stock	—	—	6,183	(83)	—	—	—	(83)
Net income	—	—	—	—	—	461	—	461
Foreign currency translation adjustment	—	—	—	—	—	—	(1,564)	(1,564)
Balance, September 30, 2023	33,943,453	$36	1,837,674	$(6,043)	$109,634	$(5,273)	$(3,742)	$94,612

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, June 30, 2022	32,752,348	35	1,784,957	(5,542)	102,043	(4,345)	(3,630)	$88,561
Exercise of stock options	82,018	—	—	—	3	—	—	3
Share-based compensation	31,504	—	—	—	1,218	—	—	1,218
Net income	—	—	—	—	—	1,196	—	1,196
Foreign currency translation adjustment	—	—	—	—	—	—	(3,124)	(3,124)
Balance, September 30, 2022	32,865,870	$35	1,784,957	$(5,542)	$103,264	$(3,149)	$(6,754)	$87,854

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, December 31, 2022	33,105,080	$35	1,796,862	$(5,607)	$104,893	$(2,296)	$(3,623)	$93,402
Exercise of stock options	529,802	—	—	—	1,271	—	—	1,271
Share-based compensation	254,883	1	—	—	2,924	—	—	2,925
ESPP issuance	88,317	—	—	—	546	—	—	546
Purchase of treasury stock	(34,629)	—	40,812	(436)	—	—	—	(436)
Net loss	—	—	—	—	—	(2,977)	—	(2,977)
Foreign currency translation adjustment	—	—	—	—	—	—	(119)	(119)
Balance, September 30, 2023	33,943,453	$36	1,837,674	$(6,043)	$109,634	$(5,273)	$(3,742)	$94,612

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	Shares	$	$	$	$	$
Balance, December 31, 2021	32,116,270	34	1,744,026	(5,248)	98,745	(11,575)	(33)	$81,923
Exercise of stock options	442,450	1	—	—	1,160	—	—	1,161
Share-based compensation	246,627	—	—	—	2,838	—	—	2,838
ESPP issuance	101,454	—	—	—	521	—	—	521
Purchase of treasury stock	(40,931)	—	40,931	(294)	—	—	—	(294)
Net income	—	—	—	—	—	8,426	—	8,426
Foreign currency translation adjustment	—	—	—	—	—	—	(6,721)	(6,721)
Balance, September 30, 2022	32,865,870	$35	1,784,957	$(5,542)	$103,264	$(3,149)	$(6,754)	$87,854

Luna Innovations Incorporated
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share data)

	Nine Months Ended September 30,
	2023	2022

Cash flows used in by operating activities
Net (loss)/income	$(2,977)	$8,426
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Depreciation and amortization	4,092	3,993
Share-based compensation	3,219	3,204
Loss on disposal of property and equipment	281	—
Gain on sale of discontinued operations, net of tax	—	(10,921)
Deferred taxes	(998)	(3,374)
Change in assets and liabilities
Accounts receivable	(6,095)	(6,166)
Contract assets	1,145	(2,739)
Inventory	(6,520)	(6,662)
Other current assets	202	2,093
Other non-current assets	(121)	599
Accounts payable and accrued and other current liabilities	(479)	5,824
Contract liabilities	111	2,425
Other non-current liabilities	—	13
Net cash used in operating activities	(8,140)	(3,285)
Cash flows used in investing activities
Acquisition of property and equipment	(1,750)	(2,313)
Acquisition of intangible property	(95)	—
Proceeds from sale of discontinued operations	—	12,973
Acquisition of Luna Innovations Germany GmbH	—	(22,085)
Other	—	29
Net cash used in investing activities	(1,845)	(11,396)
Cash flows provided by financing activities
Payments on finance lease obligations	(37)	(36)
Proceeds from borrowings under debt obligations	10,400	22,150
Payments of debt obligations	(1,750)	(16,275)
Repurchase of common stock	(436)	(294)
Proceeds from ESPP	546	521
Proceeds from the exercise of stock options	1,272	1,160
Net cash provided by financing activities	9,995	7,226
Effect of exchange rate changes on cash and cash equivalents	(6)	(1,784)
Net increase/(decrease) in cash and cash equivalents	4	(9,239)
Cash and cash equivalents—beginning of period	6,024	17,128
Cash and cash equivalents—end of period	$6,028	$7,889
Supplemental disclosure of cash flow information
Cash paid for interest	$1,590	$209
Cash paid for income tax	$3,206	$220
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments considered necessary to present fairly our financial position at September 30, 2023, results of operations, comprehensive (loss)/income and changes in stockholders' equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements.
The consolidated interim financial statements, including our significant accounting policies, should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis, as of October 1 of each year, or whenever events or changes in circumstances indicate that the carrying amount of these assets may be impaired. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We analyze the reasonableness of the remaining useful life whenever events or circumstances indicate that the carrying amount may not be recoverable to determine whether the carrying value has been impaired.
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
For the three months ended September 30, 2023 and 2022, the effects of 1,300,847 and 1,304,160 common stock equivalents are included for the diluted per share data, respectively. Stock options, restricted stock units and deferred stock units credited to our directors under our non-employee deferred compensation plan are included in our common stock equivalents. For the nine months ended September 30, 2023 and 2022, all potentially dilutive securities for stock options and restricted stock units were excluded as their impact would be anti-dilutive.
The following shares could potentially dilute basic EPS in the future and have been excluded from the computation of diluted weighted average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	78,000	80,000	165,000	580,000
Restricted stock units	83,000	386,000	1,135,000	947,000
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

2.    Discontinued Operations
During the fourth quarter of 2022, we recorded revenue and an unbilled receivable of $1.3 million related to our annual Incurred Cost Submission for the year ended 2021 for projects from our Luna Labs business sold on March 7, 2022. As of June 30, 2023, we no longer believed we would be able to collect the majority of the Luna Labs portion of the unbilled receivables and revised our estimated collection from $1.3 million to $0.1 million, resulting in a loss recorded in discontinuing operations of $1.0 million, net of tax, during the three months ended June 30, 2023.

3.    Intangible assets, net
Intangible assets, net at September 30, 2023 and December 31, 2022 consisted of the following:

	Estimated Life	September 30, 2023	December 31, 2022
(in thousands)
Patent costs	1 - 5 years	$9,291	$9,086
Developed technology	5 - 10 years	16,969	15,924
In-process research and development	N/A	1,478	2,631
Customer relationships	5 - 15 years	4,177	4,117
Trade names	3 - 5 years	866	880
Backlog	1 - 3 years	421	331
		33,202	32,969

Patent costs		(4,857)	(4,128)
Developed technology		(8,673)	(6,830)
In-process research and development		(1,540)	(1,763)
Customer relationships		(948)	(574)
Trade names		(620)	(586)
Backlog		(421)	(338)
Accumulated amortization		(17,059)	(14,219)
		$16,143	$18,750

Amortization expense for the three and nine months ended September 30, 2023 was $0.9 million and $2.8 million, respectively. Estimated aggregate amortization, based on the net value of intangible assets at September 30, 2023, for each of the next five years and beyond is as follows (in thousands):

Year Ending December 31,
2023 (remaining 3 months)	$995
2024	3,576
2025	3,261
2026	3,163
2027	2,385
2028 & beyond	2,763
Total	$16,143

4.Goodwill
The change in the carrying value of goodwill during the nine months ended September 30, 2023 was as follows:

(in thousands)
Balance as of December 31, 2022	$26,927
Foreign currency translation	(31)
Balance as of September 30, 2023	$26,896

5.Inventory
Inventory consists of finished goods, work-in-process and raw materials valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.
Components of inventory were as follows:

	September 30, 2023	December 31, 2022
(in thousands)
Finished goods	$11,236	$9,930
Work-in-process	4,405	3,113
Raw materials	27,677	23,539
Total inventory	$43,318	$36,582
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
(in thousands)
Accrued compensation	$8,344	$8,962
Accrued professional fees	745	720
Accrued income tax	1,028	3,788
Warranty reserve	720	482
Accrued interest	110	64
Accrued liabilities - other	3,758	2,678
Total accrued and other current liabilities	$14,705	$16,694

7.Debt
Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
(in thousands)
Term Loan (net of debt issuance costs of $63 and $74, 7.90% and 6.65% at September 30, 2023 and December 31, 2022, respectively)	$17,187	$18,926
Revolving Loan (7.90% and 6.65% at September 30, 2023 and December 31, 2022)	14,700	4,300
	31,887	23,226
Less: Current portion of long-term debt obligations	(3,000)	(2,500)
Long-term debt obligations	$28,887	$20,726

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
The Loan Agreement provides a $15.0 million revolving credit facility (the “Revolving Line”) and a $20 million term loan facility (the “Term Loan”). On the Effective Date, we borrowed the full amount of the Term Loan from the Lender according to a term note (the “Term Note”), a portion of the proceeds of which were used to refinance the remaining principal amount of the $12.5 million in term loans issued under the Original Loan Agreement, and the remainder of which were used to pay down approximately $13.7 million of the $15.0 million in revolving loans outstanding under the Revolving Line (the “Revolving Loan”) according to a revolving line of credit note (the “Revolving Line of Credit Note”). We may repay and reborrow advances under the Revolving Line from time to time according to the Revolving Line of Credit Note. The unused Revolving Line totaled $0.3 million at September 30, 2023.
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
The Loan Agreement includes a number of affirmative and restrictive covenants applicable to us and our subsidiaries, including, among others, financial covenants regarding minimum net leverage and fixed charge coverage, affirmative covenants regarding delivery of financial statements, payment of taxes, and maintenance of government compliance, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of September 30, 2023.
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

Maturities on debt are as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining 3 months)	$750
2024	3,000
2025	3,500
2026	4,000
2027	20,700
Total maturities	31,950
Less: deferred issuance costs	(63)
Total	$31,887

8.Capital Stock and Share-Based Compensation
Stock Options
For the three and nine months ended September 30, 2023, we recognized $24.4 thousand and $118.3 thousand, respectively, in share-based compensation expense related to stock options, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation expense related to stock options for the three and nine months ended September 30, 2022 totaled $0.2 million and $0.6 million, respectively. We expect to recognize $0.1 million in share-based compensation expense over the weighted-average remaining service period of 1.1 years for stock options outstanding as of September 30, 2023.
Restricted Stock Units
During the three and nine months ended September 30, 2023, we granted 85,740 and 388,869 time-based restricted stock units ("RSUs"), respectively. During the three and nine months ended September 30, 2022, we granted 190,000 and 823,842 time-based RSUs, respectively. The general terms of the RSUs are similar to awards previously granted by us. The weighted average fair value of the time-based RSUs granted during the three and nine months ended September 30, 2023 was $8.87 and $8.37 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
In addition, pursuant to our Deferred Compensation Plan, non-employee directors can elect to defer the receipt of some or all of the equity compensation that they receive for board and committee service. During the three and nine months ended September 30, 2023, we granted 7,348 and 65,284.76 RSUs, respectively, pursuant to the Deferred Compensation Plan. During the three and nine months ended September 30, 2022, we granted 14,299 and 112,560 RSUs, respectively, pursuant to the Deferred Compensation Plan. The general terms of these RSUs are similar to awards previously granted by us. The weighted average fair value of these RSUs granted during the three and nine months ended September 30, 2023, was $9.05 and $8.65 per share, respectively. The fair value of each RSU was determined based on the market price of our stock on the date of grant.
For the three and nine months ended September 30, 2023, we recognized $0.9 million and $2.8 million, respectively, in share-based compensation expense related to RSUs, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation related to RSUs for the three and nine months ended September 30, 2022 totaled $0.6 million and $1.8 million, respectively. We expect to recognize $5.8 million in share-based compensation expense over the weighted-average remaining service period of 1.2 years for RSUs outstanding as of September 30, 2023.
Employee Stock Purchase Plan ("ESPP")
For each of the three and nine months ended September 30, 2023, we recognized $0.1 million and $0.3 million, respectively, in share-based compensation expense related to the ESPP, which is included in our selling, general and administrative expense in the accompanying consolidated statement of operations. Share-based compensation related to the ESPP for the three and nine months ended September 30, 2022 totaled $0.1 million and $0.2 million, respectively.

9.Revenue Recognition
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic locations, customer type, contract type, timing of recognition, and major categories, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. We disaggregate revenue on the basis of where the physical goods are shipped. We also classify revenue by the customer type of entity for which it does business, which is an indicator of the diversity of our client base. We attribute revenue generated from being a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Disaggregation by contract mix provides insight in terms of the degree of performance risk that we have assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as we are required to deliver a scope of work or level of effort for a negotiated fixed price. Cost-based contracts are considered to provide the lowest amount of performance risk since we are generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements. By classifying revenue by major product and service, we attribute revenue from a client to the major product or service that we believe to be the client's primary market.

The details are listed in the table below for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)	(unaudited)		(unaudited)
Total Revenue by Geographic Location
United States	$10,238	$12,597	36,280	$33,361
Asia	11,388	7,248	20,769	16,265
Europe	6,266	8,300	19,566	20,765
Canada, Central and South America	1,859	661	5,681	6,846
All Others	952	347	2,616	558
Total	$30,703	$29,153	$84,912	$77,795

Total Revenue by Major Customer Type
Sales to the U.S. government	$1,982	$2,604	$5,207	$6,394
U.S. direct commercial sales and other	8,257	9,993	31,074	26,967
Foreign commercial sales & other	20,464	16,556	48,631	44,434
Total	$30,703	$29,153	$84,912	$77,795

Total Revenue by Contract Type
Fixed-price contracts	$30,234	$28,202	$82,757	$75,556
Cost-type contracts	469	951	2,155	2,239
Total	$30,703	$29,153	$84,912	$77,795

Total Revenue by Timing of Recognition
Goods transferred at a point in time	$27,921	$25,114	75,761	$66,608
Goods/services transferred over time	2,782	4,039	9,151	11,187
Total	$30,703	$29,153	$84,912	$77,795

Total Revenue by Major Products/Services
Technology development	$1,253	$2,062	4,381	$5,198
Test, measurement and sensing systems	29,217	26,809	79,783	70,927
Other	233	282	748	1,670
Total	$30,703	$29,153	$84,912	$77,795
Contract Balances
Our contract assets consist of unbilled amounts for research contracts as well as custom product contracts. Contract liabilities include excess billings, and customer deposits. During the three and nine months ended September 30, 2023, we recognized $0.3 million and $2.9 million of revenue, respectively, that was included in contract liabilities as of December 31, 2022.

The following table shows the components of our contract balances as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
(in thousands)
Contract assets	$7,324	$7,691
Contract liabilities	4,619	4,089
Net contract assets	$2,705	$3,602
Performance Obligations
Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. Indefinite delivery and quantity contracts and unexercised options are not reported in total unfulfilled performance obligations. Unfulfilled performance obligations include funded obligations, which is the amount for which money has been directly authorized by the U.S. government and for which a purchase order has been received by a commercial customer, and unfunded obligations represent firm orders for which funding has not yet been appropriated. The approximate value of our unfulfilled performance obligations was $49.0 million at September 30, 2023. We expect to satisfy 41% of the performance obligations in 2023, 55% in 2024 and the remainder by 2028.

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

For the nine months ended September 30, 2023, our effective income tax rate was 27.2% compared to 14.5% for the nine months ended September 30, 2022. Historically, our tax rate can vary significantly from the federal statutory rate of 21% due to losses generated in jurisdictions where the benefit is not expected to be recognized partially offset by favorable impacts from stock award vesting and exercises, foreign-derived intangible income deduction and research and development tax credits.

11.Commitments and Contingencies
We are from time to time involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe it is not reasonably possible that these legal proceedings will have a material adverse effect on our financial position or results of operations.
We executed multiple non-cancelable purchase orders totaling $3.1 million in the second quarter of 2022, $4.6 million in the fourth quarter of 2022, $0.6 million in the first quarter of 2023, and $2.7 million in the third quarter of 2023 for multiple shipments of tunable lasers to be delivered over a 11-21 month period. At September 30, 2023, approximately $7.9 million of non-cancelable purchase order commitments remained and are expected to be delivered by March 3, 2025.

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
As we develop and commercialize new products, our revenue will reflect a broader and more diversified mix of products. Our key initiative for long term growth is to become a leading provider of fiber optic communications test, measurement, control and sensing equipment. Recent acquisitions have added strategic technologies and products that complement our existing suite of sensing products and provided for expansion into high-growth markets such as security and perimeter detection, smart infrastructure monitoring and oil and gas. Our products have historically been strong in long-range, discrete sensing and short range, fully distributed sensing which are best when specific, known locations need to be monitored. Additional product offerings from these strategic acquisitions have helped us fill a gap for long range, fully distributed acoustic, temperature and strain measurement, which is best for applications where signals can occur anywhere along the length of the sensor.

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
Backlog
We define backlog as the dollar amount of obligations payable to us under negotiated contracts upon completion of a specified portion of work that has not yet been completed, exclusive of revenue previously recognized for work already performed under these contracts, if any. Total backlog includes funded backlog, which is the amount for which money has been directly authorized by the U.S. government or for which a purchase order has been received from a commercial customer, and unfunded backlog, which represents firm orders for which funding has not yet been appropriated. Our backlog of purchase orders received for which the related goods have not been shipped or recognized as revenue was $49.0 million and $52.9 million at September 30, 2023 and December 31, 2022, respectively.
Description of Revenue, Costs and Expenses
Revenue
We generate revenue from product sales and commercial product development and, to a lesser degree, fees paid to us in connection with licenses or sub-licenses of certain patents and other intellectual property. We also generate revenue from providing research and development services to third parties, including government entities and corporations.
Cost of Revenue
Cost of revenue associated with our product revenue consists of product manufacturing costs including all direct material and direct labor costs, amounts paid to our contract manufacturers, manufacturing, shipping and handling, provisions for product warranties, license fees for use of certain technologies and inventory obsolescence as well as overhead allocated to each of these activities. Cost of revenue associated with our contract research revenue consists of costs associated with performing the related research activities including direct labor, amounts paid to subcontractors and allocate overhead.
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

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenue
Revenue for the three months ended September 30, 2023 increased $1.6 million, or 5%, to $30.7 million compared to $29.2 million for the three months ended September 30, 2022. The increase in revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to strong growth in sales of our communications test products partially offset by a slight decline in sales of our sensing products.
Cost of Revenue and Gross Profit
Cost of revenue increased by $0.8 million, or 7%, to $13.1 million for the three months ended September 30, 2023, compared to $12.2 million for the three months ended September 30, 2022. The increase in cost of revenue slightly outpaced our sales growth. Our overall gross margin for the three months ended September 30, 2023 was 57%, compared to 58% for the three months ended September 30, 2022. The decrease in gross margin was primarily due to an unfavorable product mix.
Operating Expense

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$12,829	$11,678	$1,151	10%
Research, development and engineering	2,719	2,776	(57)	(2)%
Amortization of intangible assets	929	987	(58)	(6)%
Total operating expense	$16,477	$15,441	$1,036	7%

Our selling, general and administrative expense increased $1.2 million, or 10%, to $12.8 million for the three months ended September 30, 2023, compared to $11.7 million for the three months ended September 30, 2022. The increase in selling, general and administrative was primarily driven by an increase in costs to support our global growth.
Research, development and engineering expense decreased $0.1 million, or 2%, to $2.7 million for the three months ended September 30, 2023, compared to $2.8 million for the three months ended September 30, 2022.
Amortization of intangible assets decreased $0.1 million, or 6%, to $0.9 million for the three months ended September 30, 2023, compared to $1.0 million for the three months ended September 30, 2022.
Income from Continuing Operations Before Income Taxes
During the three months ended September 30, 2023, we recognized income from continuing operations before income taxes of $0.7 million compared to income from continuing operations before income taxes of $1.3 million for the three months ended September 30, 2022.
Income Tax Expense
During the three months ended September 30, 2023 and 2022, we recognized an income tax expense from continuing operations of $0.2 million driven by pre-tax income and a change in our estimated annual effective tax rate.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenue
Revenue for the nine months ended September 30, 2023 increased $7.1 million, or 9%, to $84.9 million compared to $77.8 million for the nine months ended September 30, 2022. The majority of the increase in revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due to the revenue from Luna Innovations GmbH and its wholly owned subsidiary Lios Technology, Inc. ("Lios"), which was acquired on March 10, 2022, and growth in sales of our sensing and communications test products.
Cost of Revenue and Gross Profit
Cost of revenue increased $4.8 million, or 16%, to $35.4 million for the nine months ended September 30, 2023, compared to $30.6 million for the nine months ended September 30, 2022. This increase in cost of revenue slightly outpaced our sales growth. Our overall gross margin for the nine months ended September 30, 2023 was 58%, compared to 61% for the nine months ended September 30, 2022.
Operating Expense

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Difference	% Difference
Operating expense:
Selling, general and administrative	$39,565	$39,733	$(168)	—%
Research, development and engineering	8,257	7,983	274	3%
Amortization of intangible assets	2,839	2,794	45	2%
Total operating expense	$50,661	$50,510	$151	—%

Selling, general and administrative expense decreased $0.2 million, to $39.6 million for the nine months ended September 30, 2023, compared to $39.7 million for the nine months ended September 30, 2022. Selling, general and administrative expense decreased primarily due to efforts to remove redundant expenses on a global basis, partially offset by an increase in costs to support our global growth and expenses from the acquired Lios operations.
Research, development and engineering expense increased $0.3 million, or 3%, to $8.3 million for the nine months ended September 30, 2023, compared to $8.0 million for the nine months ended September 30, 2022.
Amortization of intangible assets was $2.8 million for each of the nine months ended September 30, 2023 and 2022.
Loss from Continuing Operations Before Income Taxes
During the nine months ended September 30, 2023, we recognized a loss from continuing operations before income taxes of $2.7 million compared to a loss from continuing operations before income taxes of $3.6 million for the nine months ended September 30, 2022.
Income Tax Benefit
For the nine months ended September 30, 2023 and 2022 we recognized an income tax benefit from continuing operations of $0.7 million and $0.5 million, respectively. The income tax benefit for the nine months ended September 30, 2023 was primarily due to the pre-tax loss and favorable benefit from certain discrete tax adjustments. The income tax benefit for the nine months ended September 30, 2022 was primarily due to the pre-tax loss and R&D tax credits, which was partially offset by an unfavorable GILTI impact and losses for which no benefit can be recorded due to valuation allowances.
Net (Loss)/Income from Discontinued Operations
For the nine months ended September 30, 2023, we recognized a loss from discontinued operations, net of income taxes, of $1.0 million which was due to a change in estimate related to the collection of an outstanding unbilled receivable balance previously recorded at December 31, 2022. For the nine months ended September 30, 2022, we recognized income from discontinued operations, net of income taxes, of $11.5 million, which primarily consisted of a gain of $10.9 million, net of tax, on the sale of Luna Labs.

Liquidity and Capital Resources
At September 30, 2023, our total cash and cash equivalents were $6.0 million. We require cash to: (i) fund our operating expenses, working capital requirements, and outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock. As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis.

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
As of September 30, 2023, we had outstanding borrowings under our Term Loan and Revolving Line of $17.2 million and $14.7 million, respectively. We may repay and reborrow advances under the Revolving Line from time to time pursuant to the Revolving Line of Credit Note. The unused Revolving Line totaled $0.3 million at September 30, 2023.
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
We believe that our cash and cash equivalents and availability under our revolver as of September 30, 2023 will provide adequate liquidity for us to meet our working capital needs over the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, we believe that should we have the need for increased capital spending to support our planned growth, we will be able to fund such growth through either third-party financing on competitive market terms or through our available cash. However, these estimates are based on assumptions that may prove to be incorrect, including as a result of changes in the macroeconomic environment and their potential impact to our business. If we require additional capital beyond our current balances of cash and cash equivalents, this additional capital may not be available when needed, on reasonable terms, or at all. Moreover, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide.

Discussion of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(8,140)	$(3,285)
Net cash used in investing activities	(1,845)	(11,396)
Net cash provided by financing activities	9,995	7,226
Effect of exchange rate changes on cash and cash equivalents	(6)	(1,784)
Net increase/(decrease) in cash and cash equivalents	$4	$(9,239)
During the nine months ended September 30, 2023, net cash used in operating activities was $8.1 million compared to $3.3 million for the comparable period of 2022. Overall, this net increase in use of operating cash was driven by an increase in working capital, including higher inventory levels to support our sales growth and to mitigate longer order lead times because of global supply chain issues.
During the nine months ended September 30, 2023, cash used in investing activities was $1.8 million which decreased by $9.6 million from 2022. The decrease in net cash used in investing activities was primarily due to acquisition related activity during the prior year. The cash outflow for the acquisition of Lios in the 2022 period totaled $22.1 million, and was partially offset from the proceeds from the sale of discontinued operations totaling $13.0 million. Excluding acquisitions and sales transactions, cash used in investing decreased by $0.4 million primarily due to reduced capital expenditures for normal business needs.
During the nine months ended September 30, 2023, cash provided by financing activities was $10.0 million, compared to $7.2 million for the comparable period in 2022. Cash provided during the 2023 period consisted primarily of net proceeds of $8.7 million from new borrowings used to support operating activities. Cash provided by financing activities during the 2022 period consisted primarily of net borrowings used to partially fund the acquisition of Lios.

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
Interest Rate Risk
We do not use derivative financial instruments as a hedge against interest rate fluctuations, and, as a result, we are subject to interest rate risk on our Term Loan and Revolving Line with interest rates at a floating per annum rate equal to the sum of (a) Daily Simple SOFR, plus (b) a SOFR adjustment of ten basis points (0.10%), plus (c) an applicable margin. The applicable margin ranges from 1.75% to 2.75% per annum, depending on the Net Leverage Ratio as defined in the credit agreement governing the Term Loan and Revolving Line. As of September 30, 2023, we had outstanding borrowings under our Term Loan and Revolving Line of $17.2 million and $14.7 million, respectively, at the weighted-average variable interest rate of 7.90%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of approximately $80 thousand.
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Many factors beyond our control affect our business, including consumer confidence in the economy, interest rates, inflation, fuel prices, health crises, such as the COVID-19 pandemic, international conflicts, such as the current hostilities between Russia and Ukraine and the Israel-Hamas war, and the general availability of credit. The overall economic climate and changes in Gross National Product growth have a direct impact on some of our customers and the demand for our products. We cannot be sure that our business will not be adversely affected as a result of an industry or general economic downturn.
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
Global economic and political conditions affect our customers’ businesses and the markets they serve. A severe or prolonged economic downturn, including during and following the COVID-19 pandemic, or a negative or uncertain political climate could adversely affect our customers’ financial conditions and the timing or levels of business activity of our customers and the industries we serve. This may reduce the demand for our products or depress pricing for our products and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products or services for which we do not have competitive advantages, and this could negatively affect the amount of business we are able to obtain. For example, inflation rates, particularly in the United States, the United Kingdom and Germany, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world have experienced volatility in connection with the current hostilities between Russia and the Ukraine and the Israel-Hamas war. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected as a result.
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
Our ability to generate additional revenue and remain profitable will depend on our ability to execute our key growth initiative regarding the development, marketing and sale of sensing products, develop and commercialize innovative technologies, expand our contract research capabilities and sell the products that result from those development initiatives. We may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case our revenue may fail to increase or may decline.
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
If we cannot successfully transition our revenue mix from contract research revenue to product sales and license revenue, we may not be able to fully execute our business model or grow our business.
Our business model and future growth depend on our ability to transition to a revenue mix that contains significantly larger product sales and revenue from the provision of services or from licensing. Product sales and license revenue potentially offer greater scalability than contract research revenue. Our current plan is to increase our sales of commercial products, our licensing revenue and our provision of non-research services to customers so as to represent a larger percentage of our total revenue. If we are unable to develop and grow our product sales and revenue from the provision of services or from licensing to augment our contract research revenue, however, our ability to execute our business model or grow our business could suffer. There can be no assurance that we will be able to achieve increased revenue in this manner.
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
Part of our business model depends on our ability to correctly identify market needs for new technologies. We intend to identify new market needs, but we may not always have success in doing so in part because our contract research largely centers on identification and development of unproven technologies, often for new or emerging markets. Furthermore, we must identify the most promising technologies from a sizable pool of projects. If our commercialization strategy process fails to identify projects with commercial potential or if management does not ensure that such projects advance to the commercialization stage, we may not successfully commercialize new products and grow our revenue.
Our growth strategy requires that we also develop successful commercial products to address market needs. We face several challenges in developing successful new products. Many of our existing products and those currently under development are technologically innovative and require significant and lengthy product development efforts. These efforts include planning, designing, developing and testing at the technological, product and manufacturing-process levels. These activities require us to make significant investments. Although there are many potential applications for our technologies, our resource constraints require us to focus on specific products and to forgo other opportunities. We expect that one or more of the potential products we choose to develop will not be technologically feasible or will not achieve commercial acceptance, and we cannot predict which, if any, of our products we will successfully develop or commercialize. The technologies we research and develop are new and steadily changing and advancing. The products that are derived from these technologies may not be applicable or compatible with the state of technology or demands in existing markets. Our existing products and technologies may become uncompetitive or obsolete if our competitors adapt more quickly than we do to new technologies and changes in customers’ requirements. Furthermore, we may not be able to identify if and when new markets will open for our products given that future applications of any given product may not be readily determinable, and we cannot reasonably estimate the size of any markets that may develop. If we are not able to successfully develop new products, we may be unable to increase our product revenue.

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
•potential changes in a specific country's or region's political or economic climate, including the current hostilities between Russia and Ukraine and the Israel-Hamas war;
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
If we are not able to defend the patent or trade secret protection position of our technologies, then we will not be able to exclude competitors from developing or marketing competing technologies and we may not generate enough revenue from product sales to justify the cost of developing our technologies and to achieve or maintain profitability.
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
•political, economic and social instability, including, for example, the military incursion of Russia into Ukraine, the Israel-Hamas war, terrorist activities and any disruption these events may cause to the broader global industrial economy;
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2023
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive (Loss))/Income for the three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (v) Notes to Unaudited Consolidated Financial Statements.

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

Luna Innovations Incorporated
Date:	November 14, 2023	By:	/s/ George Gomez-Quintero
George Gomez-Quintero
Chief Financial Officer (Principal Financial and Accounting Officer)